Form 10-Q
period 2011-07-01
CPI International Holding Corp.
filed 2011-08-19
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:  333-173372-07

CPI INTERNATIONAL HOLDING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	90-0649687 (I.R.S. Employer Identification No.)
811 Hansen Way, Palo Alto, California 94303 (Address of Principal Executive Offices and Zip Code)
(650) 846-2900 (Registrant’s telephone number, including area code)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☐    No    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of August 19, 2011, 1,000 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

10-Q REPORT
INDEX

Page

Part I:	FINANCIAL INFORMATION		4

	Item 1.	Unaudited Condensed Consolidated Financial Statements	4
		Condensed Consolidated Balance Sheets as of July 1, 2011 and October 1, 2010	4
		Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended July 1, 2011 and July 2, 2010	5
		Consolidated Statements of Operations and Comprehensive Income for the Periods February 11, 2011 to July 1, 2011, October 2, 2010 to February 10, 2011 and Nine Months Ended July 2, 2010	6
		Condensed Consolidated Statements of Cash Flows for the Periods February 11, 2011 to July 1, 2011, October 2, 2010 to February 10, 2011 and Nine Months Ended July 2, 2010	7
		Notes to Unaudited Condensed Consolidated Financial Statements	8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63
	Item 4.	Controls and Procedures	64

Part II:	OTHER INFORMATION		65

	Item 1.	Legal Proceedings	65
	Item 1A.	Risk Factors	65
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
	Item 3.	Defaults Upon Senior Securities	65
	Item 4.	(Removed and Reserved)	65
	Item 5.	Other Information	65
	Item 6.	Exhibits	66

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Cautionary Statements Regarding Forward-Looking Statements

This document contains forward-looking statements that relate to future events or our future financial performance. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results projected, expected or implied by the forward-looking statements. These risk factors include, without limitation, competition in our end markets; our significant amount of debt; changes or reductions in the United States defense budget; currency fluctuations; goodwill impairment considerations; customer cancellations of sales contracts; U.S. Government contracts; export restrictions and other laws and regulations; international laws; changes in technology; the impact of unexpected costs; the impact of a general slowdown in the global economy; the impact of environmental laws and regulations; and inability to obtain raw materials and components. All written and oral forward-looking statements made in connection with this document that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing risk factors and other cautionary statements included herein and in our filings with the Securities and Exchange Commission (“SEC”). We are under no duty to update any of the forward-looking statements after the date of this document to conform such statements to actual results or to changes in our expectations.

The information in this document is not a complete description of our business or the risks and uncertainties associated with an investment in our securities. You should carefully consider the various risks and uncertainties that impact our business and the other information in this report and in our filings with the SEC before you decide to invest in our securities or to maintain or increase your investment.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.              Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands – unaudited, except per share data)

	July 1,	October 1,
	2011	2010
	(Successor)	(Predecessor)
Assets
Current Assets:
Cash and cash equivalents	$31,924	$42,829
Restricted cash	1,538	1,804
Accounts receivable, net	44,828	45,707
Inventories	82,937	75,208
Deferred tax assets	10,433	11,030
Prepaid and other current assets	6,330	6,459
Total current assets	177,990	183,037
Property, plant, and equipment, net	81,653	54,259
Deferred debt issue costs, net	14,196	1,604
Intangible assets, net	267,330	72,474
Goodwill	181,141	162,225
Other long-term assets	5,160	4,677
Total assets	$727,470	$478,276

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$1,500	$66,000
Accounts payable	25,642	24,290
Accrued expenses	29,250	23,653
Product warranty	5,464	5,101
Income taxes payable	3,675	5,022
Deferred income taxes	14	-
Advance payments from customers	15,669	12,670
Billings in excess of costs and estimated earnings on uncompleted contracts	2,788	1,548
Total current liabilities	84,002	138,284
Deferred income taxes	86,871	21,707
Long-term debt, less current portion	362,043	128,934
Other long-term liabilities	6,014	5,411
Total liabilities	538,930	294,336
Commitments and contingencies
Stockholders’ equity
Common stock (Successor: $0.01 par value, 2 shares authorized; 1 share issued and outstanding. Predecessor: $0.01 par value, 90,000 shares authorized; 17,020 shares issued and 16,813 shares outstanding)	-	170
Additional paid-in capital	197,320	80,015
Accumulated other comprehensive income (loss)	225	(141)
(Accumulated deficit) retained earnings	(9,005)	106,696
Treasury stock	-	(2,800)
Total stockholders’ equity	188,540	183,940
Total liabilities and stockholders' equity	$727,470	$478,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands – unaudited)

	Three Months Ended
	July 1, 2011	July 2, 2010
	(Successor)	(Predecessor)
Sales	$104,206	$93,876
Cost of sales, including $3,907 of utilization of net increase in cost basis of inventory due to purchase accounting for the three months ended July 1, 2011	77,077	64,953
Gross profit	27,129	28,923
Operating costs and expenses:
Research and development	3,269	3,542
Selling and marketing	5,300	5,178
General and administrative	6,427	6,373
Amortization of acquisition-related intangible assets	4,853	688
Strategic alternative transaction expenses	344	3,589
Total operating costs and expenses	20,193	19,370
Operating income	6,936	9,553
Interest expense, net	6,811	3,780
Income before income taxes	125	5,773
Income tax expense	1,957	1,562
Net (loss) income	$(1,832)	$4,211

Other comprehensive (loss) income, net of tax
Net unrealized loss on cash flow hedges and minimum pension liability adjustment	-	(1,096)
Comprehensive (loss) income	$(1,832)	$3,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands – unaudited)

	Fiscal Year
	2011		2010
	February 11, 2011 to July 1, 2011	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010
	(Successor)	(Predecessor)	(Predecessor)
Sales	$164,010	$124,223	$264,995
Cost of sales, including $7,474 of utilization of net increase in cost basis of inventory due to purchase accounting for period February 11, 2011 to July 1, 2011	121,073	91,404	185,910
Gross profit	42,937	32,819	79,085
Operating costs and expenses:
Research and development	5,432	4,994	9,287
Selling and marketing	8,002	8,264	15,392
General and administrative	9,552	11,853	18,560
Amortization of acquisition-related intangible assets	7,282	999	2,062
Strategic alternative transaction expenses	9,129	4,668	3,800
Total operating costs and expenses	39,397	30,778	49,101
Operating income	3,540	2,041	29,984
Interest expense, net	10,949	5,788	11,516
Loss on debt extinguishment, net	134	-	-
(Loss) income before income taxes	(7,543)	(3,747)	18,468
Income tax expense	1,462	983	5,924
Net (loss) income	$(9,005)	$(4,730)	$12,544

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges and minimum pension liability adjustment	225	459	(92)
Comprehensive (loss) income	$(8,780)	$(4,271)	$12,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands – unaudited)

	Fiscal Year
	2011		2010
	February 11, 2011 to July 1, 2011	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010
	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities
Net cash provided by operating activities	$7,340	$4,277	$22,516

Cash flows from investing activities
Capital expenditures	(2,483)	(2,434)	(2,824)
Acquisition of predecessor entity	(370,490)	-	-
Payment of patent application fees	-	(6)	(36)
Net cash used in investing activities	(372,973)	(2,440)	(2,860)

Cash flows from financing activities
Equity investment, net	197,144	-	-
Proceeds from issuance of Successor's senior subordinated notes	208,550	-	-
Borrowings under Successor's term loan facility	143,815	-	-
Debt issue costs	(3,071)	-	-
Redemption and repurchase of Predecessor's senior subordinated notes and floating rate notes	(129,000)	-	-
Repayment of borrowings under Predecessor's term loan facility	(66,000)	-	-
Repayment of borrowings under Successor's term loan facility	(750)	-	-
Payment for Predecessor's senior credit facilities agreement amendment	-	(379)	-
Proceeds from issuance of common stock to employees	-	217	579
Proceeds from exercise of stock options	-	174	214
Excess tax benefit on stock option exercises	-	2,191	582
Net cash provided by financing activities	350,688	2,203	1,375

Net (decrease) increase in cash and cash equivalents	(14,945)	4,040	21,031
Cash and cash equivalents at beginning of period	46,869	42,829	26,152
Cash and cash equivalents at end of period	$31,924	$46,869	$47,183

Supplemental cash flow disclosures
Cash paid for interest	$3,361	$6,451	$8,008
Cash paid for income taxes, net of refunds	$56	$6,284	$8,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands except share and per share amounts)

1.	The Company and a Summary of its Significant Accounting Policies

The Company

On February 11, 2011, CPI International LLC (formerly, CPI International, Inc., “Predecessor”), then a Delaware corporation and publicly traded company, completed its merger with Catalyst Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of CPI International, Inc. (formerly, CPI International Acquisition, Inc., “CPII”), a Delaware corporation, whereby Merger Sub merged with and into Predecessor (the “Merger”), with Predecessor continuing as the surviving corporation and a wholly owned subsidiary of CPII. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of November 24, 2010, among Predecessor, CPII and Merger Sub (the “Merger Agreement”). Immediately following the consummation of the Merger and related transactions, Predecessor was converted into a limited liability company and liquidated, and CPI International Acquisition, Inc. changed its name to CPI International, Inc. See Note 3, Business Combination, for more information about the Merger.

As used herein, unless the context indicates or otherwise requires, (i) for periods prior to the Merger, the term “Company” refers to Predecessor and its consolidated subsidiaries, and for periods after the Merger, the term refers to Successor (defined below), its consolidated subsidiaries and, where the context so requires, its direct and indirect parent companies, (ii) the term “Veritas Fund” refers to The Veritas Capital Fund IV, L.P. and (iii) the terms “Veritas Capital” and “Sponsor” refer collectively to The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and their affiliates, including CICPI Holdings LLC.

The Company’s parent, CPI International Holding LLC (“Holding LLC”), owns 1,000 shares of the outstanding common stock, $0.01 par value per share, of CPI International Holding Corp. (“Successor” or “Parent” or “the Company”), which in turn owns all of the outstanding common stock of CPII, which in turn owns all of the outstanding equity interests of Communications & Power Industries LLC (formerly, Communications & Power Industries, Inc., “CPI”) and Communications & Power Industries Canada Inc. (“CPI Canada”), the Company’s main operating subsidiaries. The Veritas Fund and its affiliates and certain members of CPII’s management beneficially own shares of Successor’s common stock indirectly through their holdings in Holding LLC. The Veritas Fund and its affiliates control Successor, and the Sponsor controls CPII and all of CPII’s subsidiaries through its control of the Veritas Fund and its affiliates. Holding LLC, Parent and CPII are holding companies with no material assets or operations other than their respective direct or indirect equity interests in CPI and CPI Canada and activities related thereto.

The accompanying condensed consolidated financial statements represent the consolidated results and financial position of the Company. The Company develops, manufactures and distributes microwave and power grid Vacuum Electron Devices (“VEDs”), microwave amplifiers, modulators, antenna systems and various other power supply equipment and devices. The Company has two reportable segments: VED and satcom equipment.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2011 and 2010 comprised the 52-week periods ending September 30, 2011 and October 1, 2010, respectively. Predecessor and Successor relate to the period preceding the Merger and the period succeeding the Merger, respectively. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of Successor as of July 1, 2011 and for the period February 11, 2011 to July 1, 2011 and the three months ended July 1, 2011, and for Predecessor for the period October 2, 2010 to February 10, 2011 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Predecessor’s consolidated financial statements and notes thereto included in Predecessor’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet of Predecessor as of October 1, 2010 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended July 1, 2011 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated in consolidation.

Reclassifications. Certain amounts in the Condensed Consolidating Statement of Cash Flows relating to the period from February 11, 2011 to April 1, 2011, have been reclassified to reflect the intercompany activities as a component of cash flows from financing activities to conform to the presentation for the period February 11, 2011 to July 1, 2011 as reported in Note 14.

Use of Estimates and Assumptions

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; inventory and inventory valuation; business combinations (see Note 3); recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; and recognition and measurement of current and deferred income tax assets and liabilities. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

2.	Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update eliminates the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The Company adopted the provisions of this guidance under ASU 2009-13 effective October 2, 2010. The adoption did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In September 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is included in the Accounting Standards Codification (“ASC”) Topic 985, “Software.” ASU 2009-14 amends previous software revenue recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The Company adopted the provisions of this update under ASU 2009-14 effective October 2, 2010. The adoption did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. The scope of ASU 2010-17 is limited to transactions involving research or development. This update further states that the milestone method is not the only acceptable method of revenue recognition for milestone payments. Accordingly, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. An entity’s policy for recognizing deliverable consideration or unit of accounting consideration contingent upon achievement of a milestone shall be applied consistently to similar deliverables or units of accounting. Effective October 2, 2010, the Company prospectively adopted and elected the milestone method of revenue recognition as its accounting policy for substantive milestones achieved after the adoption date. The adoption did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010. As this ASU is disclosure-related, it is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 is intended to result in convergence between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt these standards in the beginning of its second quarter of fiscal year 2012 and is currently assessing the impact on its consolidated results of operations, financial position or cash flows.

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. The Company already presents the components of net income and other comprehensive income in one continuous statement in its quarterly reports but not in its annual reports. The Company will therefore adopt this guidance for its annual report beginning with fiscal year ending September 28, 2012. As this ASU impacts presentation only, it will not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

3.           Business Combination

The Merger constitutes a transaction or event in which an acquirer obtains control of one or more “businesses” or a “business combination” and, accordingly, is accounted for under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations,” in which Parent is deemed to be the accounting acquirer. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the Merger. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items.

As mentioned in Note 1, on November 24, 2010, CPII, Predecessor and Merger Sub entered into the Merger Agreement pursuant to which CPII acquired Predecessor through the merger of Merger Sub with and into Predecessor. On February 11, 2011, contemporaneously with the consummation of the Merger, the separate corporate existence of Merger Sub ceased, and Predecessor became the surviving corporation. Predecessor’s common stock is no longer publicly traded as a result of the Merger. Immediately following the consummation of the Merger and related transactions, Predecessor was converted into a limited liability company and liquidated, and CPII changed its name from CPI International Acquisition, Inc. to CPI International, Inc.

In connection with the Merger, Veritas Capital invested $186.0 million, and certain officers of CPII invested an aggregate amount of $11.1 million solely for the purpose of purchasing equity securities of Holding LLC in order to provide a portion of the financing required for the Merger and the transactions contemplated by the Merger Agreement. The $197.1 million total equity investment is net of $14.0 million merger and acquisition fees, including merger-related expenses, that were paid upon or shortly after the Merger closing. Veritas Capital is a private equity firm that specializes in making investments in companies that provide products and services to government-related end markets and customers around the world, including those in healthcare, education, energy, defense, infrastructure, national security and aerospace.

Pursuant to the terms of the Merger Agreement, each outstanding share of common stock of Predecessor was converted into the right to receive $19.50 in cash in the Merger. Subject to certain exceptions, each option to purchase shares of Predecessor’s common stock that was granted under its equity compensation plans and outstanding immediately prior to the closing became vested and was canceled at (or shortly following) the closing in exchange for cash equal to the excess, if any, of (i) $19.50 reduced by (ii) the per-share exercise price of such option. Subject to certain exceptions, each restricted stock award and restricted stock unit granted under Predecessor’s equity compensation plans outstanding immediately prior to the closing was canceled at the closing in exchange for a payment, in cash, equal to $19.50.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table presents the total purchase price based on the number of outstanding shares of common stock, restricted stock awards and units, and stock options of Predecessor as of February 10, 2011:

	CPII shares	Preliminary purchase price
Common stock	16,742,279	$326,474
Restricted stock awards	112,316	930
Restricted stock units	208,925	1,194
Stock options	3,354,222	41,892
Total		$370,490

The purchase price for restricted stock awards and units and stock options is net of $5.2 million cash paid for the unvested portion of the stock awards for which vesting was accelerated as of the closing date in accordance with the terms of the Merger Agreement. Cash payments made by the acquirer in a business combination to settle unvested stock awards are immediately expensed after the acquisition date in the post combination financial statements in accordance with ASC 805. This amount is included in “strategic alternative transaction expenses” in the statements of operations and comprehensive income for the period February 11, 2011 to July 1, 2011.

In connection with the Merger and previous activities which ultimately resulted in consummation of the Merger, the Company incurred various expenses, also recorded as “strategic alternative transaction expenses” in the statements of operations and comprehensive income, consisting primarily of professional fees payable to financial and legal advisors that the Company expensed as incurred.

The transaction was accounted for under the acquisition method using the fair value concepts defined in ASC 820, “Fair Value Measurements and Disclosures.” ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The following table reflects the preliminary allocation of the total purchase price as of July 1, 2011 to the assets acquired and the liabilities assumed and the resulting goodwill based on the preliminary estimates of fair value:

Preliminary purchase price	$370,490
Less: Estimated fair value of assets acquired:
Net current assets	(111,439)
Property, plant and equipment	(82,879)
Identifiable intangible assets	(274,980)
Other long-term assets	(5,437)
(474,735)
Add: Estimated fair value of liabilities assumed:
Deferred tax liabilities	85,366
Long-term debt	195,487
Other long-term liabilities	4,533
285,386
Goodwill	$181,141

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Measurement period adjustments were made to fair values previously estimated for certain acquired assets and assumed liabilities during the three months ended July 1, 2011. These measurement period adjustments represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up to one year from the Merger date. These adjustments to fair values include a decrease in advance payments from customers of approximately $2.8 million, an increase in net deferred tax liabilities and other tax-related accounts of approximately $1.4 million, a decrease in inventories of $1.0 million, and an increase in backlog of approximately $0.4 million. As a result of these adjustments, there is a net decrease in goodwill of approximately $0.8 million. The impact of these measurement period adjustments have been retrospectively applied to Parent’s statement of operations for the period February 11, 2011 to April 1, 2011. This impact includes a decrease in sales of approximately $0.3 million, an increase in cost of sales of approximately $0.1 million, an increase in amortization of acquisition-related intangible assets of approximately $0.1 million, and an increase in income tax benefit of approximately $0.1 million. As a result of these adjustments, there is a net increase in net loss of approximately $0.4 million for the period February 11, 2011 to April 1, 2011.

The preliminary allocation of the purchase price above was based upon valuation information and estimates and assumptions available at July 1, 2011. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to the completion of identifiable intangible assets, tax related items, working capital adjustments and the resulting goodwill adjustment. The Company expects to continue to obtain information to finalize these preliminary valuations during the measurement period.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company anticipates that none of the goodwill recorded in connection with the Merger will be deductible for income tax purposes.

The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. For purposes of measuring the estimated fair value of the assets acquired and liabilities assumed, the Company used the guidance in ASC 820, “Fair Value Measurement and Disclosure,” which established a framework for measuring fair values. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, under ASC 820, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, the Company may have been required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results.

The fair value assigned to identifiable intangible assets acquired was determined using variations of the income approach. Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of core technology and trade names were based on the relief-from-royalty method; developed technology, backlog and IPR&D are valued using the excess earnings method; and leasehold interests are valued using discounted cash flows method. The royalty rates used in the relief-from-royalty method were based on both a return-on-asset method and market comparable rates. The Company believes that these identified intangible assets will have no residual

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

value after their estimated economic useful lives. The preliminary fair value of the identifiable intangible assets and their weighted-average useful lives have been estimated as follows:

	Estimated Fair Value	Estimated Useful Life (years)
Definite-lived assets:
Division tradenames	$2,900	15
Core technology	94,400	40
Completed technology	88,100	15 - 25
Backlog	15,300	1 - 2
Leasehold interest	35,680	4 - 40
Total definite-lived assets	236,380

Indefinite-lived assets:
CPI tradenames	35,100	Indefinite
In-process research and development	3,500	Indefinite
Total indefinite-lived assets	38,600

Total identifiable intangible assets	$274,980

Definite lived intangible assets will be amortized over their estimated useful lives. Intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment annually.

In-process research and development (“IPR&D”) consists of the in-process project to complete development of the next generation of the Company’s medical x-ray generators. The value assigned to IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. An acquired IPR&D asset is initially recognized at fair value and is classified as an indefinite-lived asset until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset will commence. As of July 1, 2011, the development of the next generation of the medical x-ray generators is estimated to be approximately 90% complete and expected to be completed in the first quarter of fiscal year 2012. The estimated incremental cost to complete the product technology is approximately $1.0 million.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following unaudited pro forma results of operations are presented as though the Merger had occurred as of the beginning of the earliest period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the new credit facilities and other acquisition-related adjustments in connection with the Merger. The pro forma results of operations do not reflect the impact of the nonrecurring charges that have resulted from or in connection with the Merger, including, (i) the utilization of the net increase in the cost basis of inventory, (ii) settlement of unvested stock awards, and (iii) expenses in connection with the Merger. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Merger been consummated as of the earliest period presented, nor are they necessarily indicative of future operating results.

	Three Months Ended		Nine Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Sales	$104,206	$93,876	$288,233	$264,995
Net income (loss)	$2,264	$(641)	$(845)	$(1,887)

In connection with the Merger, the Company issued $215 million aggregate principal amount of 8.00% senior notes due 2018 and entered into senior secured credit facilities, comprised of a $150.0 million six-year term loan facility and a $30.0 million five-year revolving credit facility. In addition, shortly after the date of the Merger, Predecessor purchased or redeemed all of its then existing outstanding senior subordinated notes and floating rate senior notes and repaid its outstanding indebtedness under the then existing senior credit facilities. See Note 6, Long-term Debt, for details.

4.           Supplemental Balance Sheet Information

Accounts Receivable:  Accounts receivable are stated net of allowances for doubtful accounts as follows:

	July 1,	October 1,
	2011	2010
	(Successor)	(Predecessor)
Accounts receivable	$44,828	$45,819
Less: Allowance for doubtful accounts	-	(112)
Accounts receivable, net	$44,828	$45,707

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Inventories:    The following table provides details of inventories:

	July 1,	October 1,
	2011	2010
	(Successor)	(Predecessor)
Raw material and parts	$45,732	$42,167
Work in process	27,854	24,531
Finished goods	9,351	8,510
	$82,937	$75,208

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts:

	Fiscal Year
	2011		2010
	February 11, 2011 to July 1, 2011	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010
	(Successor)	(Predecessor)	(Predecessor)
Balance at beginning of period	$-	$3,737	$4,068
Provision for loss contracts, charged to cost of sales	4,208	2,154	2,886
Credit to cost of sales upon revenue recognition	(21)	(2,982)	(3,347)
Balance at end of period	$4,187	$2,909	$3,607

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	July 1,	February 10,	July 2,
	2011	2011	2010
	(Successor)	(Predecessor)	(Predecessor)
Inventories	$2,911	$1,994	$3,468
Accrued expenses	1,276	915	139
	$4,187	$2,909	$3,607

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Property, Plant and Equipment, Net:  The following table provides details of property, plant and equipment, net:

	July 1,	October 1,
	2011	2010
	(Successor)	(Predecessor)
Land	$7,580	$2,947
Land improvements	2,225	1,861
Buildings	38,410	41,424
Machinery and equipment	35,877	48,610
Construction in progress	1,059	1,023
	85,151	95,865
Less: accumulated depreciation and amortization	(3,498)	(41,606)
Property, plant and equipment, net	$81,653	$54,259

Intangible Assets:  The following tables present the details of the Company’s total acquisition-related intangible assets:

	July 1, 2011				October 1, 2010
	(Successor)				(Predecessor)
	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
Definite-lived assets:
Division tradenames	15	$2,900	(73)	$2,827	20	$3,200	$(495)	$2,705
Core technology	40	94,400	(885)	93,515	50	30,700	(4,115)	26,585
Completed technology	15 - 25	88,100	(1,769)	86,331	15 - 25	33,100	(9,536)	23,564
Backlog	1 -2	15,300	(4,556)	10,744	1	580	(580)	-
Leasehold interest	4 - 40	35,680	(367)	35,313	46	11,810	(1,687)	10,123
Customer list and programs		-	-	-	24	6,280	(1,485)	4,795
Noncompete agreement		-	-	-	5	530	(332)	198
Patent application fees		-	-	-	-	104	-	104
Total definite-lived assets		236,380	(7,650)	228,730		86,304	(18,230)	68,074

Indefinite-lived assets:
CPI tradenames		35,100	-	35,100		4,400	-	4,400
In-process research and development		3,500	-	3,500		-	-	-
Total indefinite-lived assets		38,600	-	38,600		4,400	-	4,400

Total intangible assets		$274,980	$(7,650)	$267,330		$90,704	$(18,230)	$72,474

    The intangible assets as of July 1, 2011 resulted from the Merger discussed in Note 3.

    The amortization of intangible assets is recorded as “amortization of acquisition-related intangible assets,” except for leasehold interest, which is included in “cost of sales” in the consolidated statements of operations. The amortization of intangible assets amounted to $5.1 million and $0.7 million for the three months ended July 1, 2011 and July 2, 2010, respectively. The amortization of intangible assets amounted to $7.6 million, $1.1 million and $2.2 million for the periods February 11, 2010 to July 1, 2011, October 2, 2010 to February 10, 2011, and the nine months ended July 2, 2010, respectively.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames and in-process research and development, is as follows:

Fiscal Year	Amount
2011 (remaining three months)	$5,101
2012	14,776
2013	9,431
2014	8,250
2015	8,232
Thereafter	182,940
$228,730

Goodwill:    The following table sets forth the Company’s goodwill by reportable segment:

	July 1,	October 1,
	2011	2010
	(Successor)	(Predecessor)
VED	$130,254	$132,621
Satcom equipment	39,252	13,720
Other	11,635	15,884
	$181,141	$162,225

Goodwill as of July 1, 2011 resulted from the Merger discussed in Note 3.

Product Warranty:    The following table summarizes the activity related to product warranty:

	Fiscal Year
	2011		2010
	February 11, 2011 to July 1, 2011	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010
	(Successor)	(Predecessor)	(Predecessor)
Beginning accrued warranty	$5,490	$5,101	$3,845
Actual costs of warranty claims	(1,934)	(2,020)	(4,087)
Estimates for product warranty, charged to cost of sales	1,908	2,409	5,072
Ending accrued warranty	$5,464	$5,490	$4,830

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Accumulated Other Comprehensive Income (Loss):    The following table provides the components of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets:

	July 1,	October 1,
	2011	2010
	(Successor)	(Predecessor)
Unrealized gain on cash flow hedges, net of tax	$225	$175
Unrealized actuarial loss and prior service credit for pension liability, net of tax	-	(316)
Accumulated other comprehensive income (loss)	$225	$(141)

5.           Financial Instruments

The Company’s non-financial assets (including goodwill, intangible assets, inventories and long-lived assets) and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when they are deemed to be impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During all periods presented, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities other than the initial recognition of assets and liabilities in connection with the merger accounting. See Note 3 for more information.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. The following tables set forth financial instruments carried at fair value within the ASC 825 hierarchy:

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

		Successor
		Fair Value Measurements at July 1, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities1	$29,979	$29,979	$-	$-
Mutual funds2	196	196	-	-
Foreign exchange forward derivatives3	472	-	472	-
Total assets at fair value	$30,647	$30,175	$472	-

1 The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents and restricted cash in the condensed consolidated balance sheet.
2 The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
3 The foreign currency derivatives are classified as part of prepaid and other current assets in the condensed consolidated balance sheet.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

		Predecessor
		Fair Value Measurements at October 1, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities1	$36,420	$36,420	$-	$-
Mutual funds2	171	171	-	-
Foreign exchange forward derivatives3	437	-	437	-
Total assets at fair value	$37,028	$36,591	$437	-

Liabilities:
Interest rate swap derivative4	$816	$-	$816	$-
Total liabilities at fair value	$816	$-	$816	$-

1 The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents and restricted cash in the condensed consolidated balance sheet.
2 The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
3 The foreign currency derivatives are classified as part of prepaid and other current assets in the condensed consolidated balance sheet.
4 The interest rate swap derivatives are classified as part of accrued expenses in the condensed consolidated balance sheet.

Investments Other Than Derivatives

In general and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to the Company’s Level 1 investments, such as money market, U.S. Government securities and mutual funds.

If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company would use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments would be included in Level 2.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Derivatives

The Company executes foreign exchange forward contracts to purchase Canadian dollars, and the Predecessor held a pay-fixed receive-variable interest rate swap contract, all executed in the retail market with its relationship banks. To determine the most appropriate value, the Company uses an in-exchange valuation premise which considers the assumptions that market participants would use in pricing the derivatives. The Company has elected to use the income approach and uses observable (Level 2) market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs for derivative valuations are midmarket quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

Key inputs for currency derivatives are spot rates, forward rates, interest rates and credit derivative rates. The spot rate for the Canadian dollar is the same spot rate used for all balance sheet translations at the measurement date. Forward premiums/discounts and interest rates are interpolated from commonly quoted intervals. Once valued, each forward is identified as either an asset or liability. Assets are further discounted using counterparty annual credit default rates, and liabilities are valued using the Company’s credit as reflected in the spread paid over LIBOR on the term loan under the Company’s senior credit facilities.

Key inputs for valuing the Predecessor’s recently terminated interest rate swap were the cash rates used for the short term (under three months), futures rates for up to three years and LIBOR swap rates for periods beyond. These inputs were used to derive variable resets for the swap as well as to discount future fixed and variable cash flows to present value at the measurement date. A credit spread was used to further discount each net cash flow using, for assets, counterparty credit default rates and, for liabilities, the Company’s credit spread over LIBOR on the term loan under the Company’s senior credit facilities.

See Note 7 for further information regarding the Company’s derivative instruments.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company’s long-term debt as of July 1, 2011 and October 1, 2010 was $351.3 million and $192.6 million, respectively, compared to the carrying value of $363.5 million and $194.9 million, respectively.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

6.           Long-term Debt

Long-term debt comprises the following:

	July 1,	October 1,
	2011	2010
	(Successor)	(Predecessor)
Term loan, net of issue discount of $707 and $0	$148,543	$66,000
8% Senior subordinated notes due 2012	-	117,000
8% Senior notes due 2018	215,000	-
Floating rate senior notes due 2015, net f issue discount of $66	-	11,934
	363,543	194,934
Less: Current portion	1,500	66,000
Long-term portion	$362,043	$128,934

Standby letters of credit	$3,935	$4,544

Senior Secured Credit Facilities

In connection with the Merger, on February 11, 2011, CPII entered into the Senior Secured Credit Facilities with UBS AG, Stamford Branch, as administrative agent, and the other financial institutions party thereto (“Senior Credit Facilities”). The Senior Credit Facilities are structured as (a) a $150.0 million six-year term loan facility (“Term Loan”); and (b) a $30.0 million five-year revolving credit facility (“Revolver”) that includes sub-limits for letters of credit and swingline loans. In addition, the Senior Credit Facilities permit CPII to add one or more incremental facilities to the term loan facility and/or increase commitments under the revolving credit facility in an aggregate principal amount of up to $50.0 million, subject to receipt of commitments for such term loans or increases. CPII borrowed the full amount of the Term Loan in connection with the Merger, and the Revolver was undrawn (other than for approximately $3.9 million of outstanding letters of credit as of July 1, 2011). Total proceeds from the Term Loan were $143.8 million, net of $6.2 million issuance costs and issue discount.

Borrowings under the Term Loan and the Revolver bear interest, at CPII’s option, at either (a) a base rate equal to the highest of (i) the federal funds rate, plus 0.50%, (ii) the corporate base rate of interest established by the administrative agent and (iii) adjusted LIBOR for an interest period of one month beginning on such day plus 1%, or (b) LIBOR, in each case plus an applicable margin. For all purposes, LIBOR shall never be deemed to be less than a specified “LIBOR floor.”

CPII is also required to pay a commitment fee to the lenders under the Revolver in respect of unutilized commitments thereunder. The commitment fee is 0.75% per annum. In addition, CPII is required to pay customary fees in connection with the issuance of letters of credit.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Senior Credit Facilities require CPII to prepay outstanding loans, subject to certain exceptions, with:

•
100% of the net cash proceeds received from the sale or other disposition of all or any part of the assets of the Parent or any of its restricted subsidiaries in excess of $15.0 million, other than sales of inventory in the ordinary course of business and other than amounts reinvested in assets to be used in CPII’s business within 12 months of such disposition (or if committed to be reinvested within such 12 months, reinvested within 18 months of such disposition) and subject to other exceptions;

•
100% of the net proceeds received by the Parent or any of its restricted subsidiaries from the issuance of debt or disqualified preferred stock after the Closing Date, other than debt permitted under the Senior Credit Facilities;

•
100% of all casualty and condemnation proceeds received by the Parent or any of its restricted subsidiaries in excess of $15.0 million, other than amounts reinvested in assets to be used in CPII’s business within 12 months of such receipt (or if committed to be reinvested within such 12 months, reinvested within 18 months of such receipt) and subject to other exceptions; and

•	50% of excess cash flow of the Parent and its restricted subsidiaries, such percentage to be reduced based on the Parent attaining certain leverage ratios.

CPII may also voluntarily prepay outstanding loans under the Senior Credit Facilities in whole or in part, with prior notice but without premium or penalty (except LIBOR breakage costs) and including accrued and unpaid interest, subject to limitations as to minimum amounts of prepayments.

Mandatory prepayments will be applied first to scheduled installments of the Term Loan (and allocated to such scheduled installments in direct order to the next eight scheduled installments and thereafter to the remaining scheduled installments on a pro rata basis) until paid in full, second to the Revolver and third to cash collateralize outstanding letters of credit. Voluntary prepayments of loans (including loans under the Revolver to the extent accompanied by permanent reductions of the commitments thereunder), other than prepayments funded with the proceeds of indebtedness, will be credited against excess cash flow prepayment obligations on a dollar-for-dollar basis.

The Term Loan facility amortizes in equal quarterly installments in annual amounts equal to 1.0% of the original principal amount of the term loan facility, with the balance payable on the maturity date of the term loan facility. The Revolver does not amortize.

CPII’s obligations under the Senior Credit Facilities are fully and unconditionally guaranteed by the Parent and, subject to certain exceptions, each of the Parent’s existing and future domestic restricted subsidiaries (other than CPII). In addition, CPII’s obligations under the Senior Credit Facilities and the guarantees of those obligations are secured by substantially all of CPII’s assets and all the assets of the guarantors, including but not limited to (a) pledges of all the equity interests held by CPII and each guarantor and (b) a first-priority security interest in, and mortgages on, substantially all of the present and after-acquired assets of CPII and each guarantor, in each case subject to certain exceptions.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Senior Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Parent and its restricted subsidiaries, including CPII, to:

•	dispose of assets and make changes in business;
•	incur additional indebtedness or issue preferred stock or prepay, amend or redeem certain indebtedness;
•	create liens on assets and make further negative pledges;
•	enter into sale and leaseback transactions;
•	engage in mergers or acquisitions;
•	pay dividends or distributions or repurchase or redeem capital stock or make other restricted payments;
•	make investments, loans or advances;
•	make capital expenditures;
•	engage in certain transactions with affiliates;
•	amend charter documents and material agreements in a manner adverse in any material respect to the lenders without their consent;
•	change accounting polices;
•	permit certain restrictions affecting subsidiaries; and
•	change the status of Parent as a holding company.

The Senior Credit Facilities also include financial covenants that apply to the Parent and its restricted subsidiaries and consist of a minimum cash interest coverage ratio and a maximum total leverage ratio. In addition, the Senior Credit Facilities contain certain customary affirmative covenants and events of default.

CPII made payments totaling $0.7 million on the Term Loan during the period February 11, 2011 to July 1, 2011. As of July 1, 2011, the principal balance of the Term Loan was $148.5 million, net of issue discount of $0.7 million.

At July 1, 2011, the amount available for borrowing under the Revolver, after taking into account the Company‘s outstanding letters of credit of $3.9 million, was approximately $26.1 million.

8% Senior Notes due 2018

On February 11, 2011, in connection with the Merger, CPII issued $215.0 million in aggregate principal amount of its 8% Senior Notes due 2018 (the “8% Notes”). Total proceeds from the issuance of the 8% Notes were $208.6 million, net of $6.4 million issuance costs. The 8% Notes bear interest at the rate of 8.0% per year, payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011. The 8% Notes will mature on February 15, 2018. The 8% Notes are unsecured obligations, jointly and severally guaranteed by the Parent and, subject to certain exceptions, all of the Parent’s existing and future domestic restricted subsidiaries (other than CPII).

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The 8% Notes and the guarantees will be senior unsecured obligations of CPII and each of the guarantors, as applicable, and are equal in right of payment with all of CPII’s and such guarantor’s existing and future senior unsecured obligations. The 8% Notes and the guarantees thereof are senior in right of payment to any of CPII’s and each guarantor’s existing and future obligations that are, by their terms, expressly subordinated in right of payment to the 8% Notes and the guarantees. The 8% Notes and the guarantees thereof are effectively subordinated to CPII’s and each guarantor’s existing and future secured obligations, including the Senior Credit Facilities, to the extent of the value of the assets securing such obligations.

At any time or from time to time on or after February 15, 2015, CPII, at its option, may redeem the 8% Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning February 15 of the years indicated:

Year	Optional Redemption Price
2015	104%
2016	102%
2017 and thereafter	100%

In addition, at any time prior to February 15, 2015, CPII may redeem all or a part of the 8% Notes at a redemption price equal to 100% of the principal amount of the 8% Notes to be redeemed plus an applicable premium (as defined in the indenture governing the 8% Notes) plus accrued and unpaid interest, if any, to, the redemption date.

At any time before February 15, 2014, CPII may redeem up to 35% of the aggregate principal amount of the 8% Notes issued under the indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price equal to 108% of the principal amount of the 8% Notes to be redeemed, plus accrued and unpaid interest. In addition, CPII may redeem some or all of the 8% Notes prior to February 15, 2015 at a redemption price equal to 100% of the principal amount thereof, plus a “make-whole” premium (as defined in the indenture governing the 8% Notes).

Upon a change of control, CPII may be required to purchase all or any part of the 8% Notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, if any, to the date of purchase.

The indenture governing the 8% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of CPII and its restricted subsidiaries (as defined in the indenture governing the 8% Notes) to incur additional indebtedness, pay dividends or repurchase or redeem capital stock, limit dividends or other payments by its restricted subsidiaries to CPII or its other restricted subsidiaries, make certain investments, incur liens, enter into certain types of transactions with CPII’s affiliates, and sell assets or consolidate or merge with or into other companies.

As of July 1, 2011, the principal balance of the 8% Notes was $215.0 million.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Debt Maturities:    As of July 1, 2011, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Notes	Total
2011 (remaining three months)	$375	$-	$375
2012	1,500	-	1,500
2013	1,500	-	1,500
2014	1,500	-	1,500
2015	1,500	-	1,500
Thereafter	142,875	215,000	357,875
	$149,250	$215,000	$364,250

The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, and (2) a debt level based on mandatory repayments according to the contractual amortization schedule. The above table also excludes any optional prepayments.

As of July 1, 2011, the Company was in compliance with the covenants under the agreements governing the Senior Credit Facilities and the indentures governing the 8% Notes.

Deferred Debt Issuance Costs

CPII incurred a total of $15.6 million of debt issuance costs and issue discount, including those netted against the debt proceeds, associated with the Senior Credit Facilities and 8% Notes. Debt issuance costs and issue discount are capitalized and amortized and recognized as interest expense under the effective interest method over the expected term of the related debt. As of July 1, 2011, the unamortized deferred debt issuance costs were $14.2 million.

Predecessor’s Prior Long-term Debt

Predecessor’s consolidated long-term debt as of October 1, 2010 consisted of $117.0 million of 8% senior subordinated notes due 2012 (“Prior 8% Notes”) issued by CPI, $11.9 million of Predecessor’s floating rate senior notes due 2015 (“FR Notes”) and a $66.0 million term loan under Predecessor’s prior senior credit facilities (“Prior Term Loan”). In connection with the Merger, each of Predecessor and CPI separately purchased or redeemed all of the outstanding Prior 8% Notes and FR Notes. In addition, all amounts outstanding under the Prior Term Loan were repaid in connection with the Merger. Net costs incurred in the repayment of principal of all prior long-term debt was $0.1 million, recorded as “loss on debt extinguishment, net” in the condensed consolidated statements of operations and comprehensive income for the period February 11, 2011 to July 1, 2011. These costs comprised cash payments primarily for call premiums and tender processing fees, net of $0.5 million gain from debt repayment at less than fair value.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

7.           Derivative Instruments and Hedging Activities

Foreign Exchange Forward Contracts: Although the majority of the Company’s revenue and expense activities are transacted in U.S. dollars, the Company does transact business in foreign countries. The Company’s primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce its foreign currency exposure to Canadian dollar denominated expenses, the Company enters into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for its manufacturing operation in Canada. The Company does not engage in currency speculation.

The Company’s Canadian dollar forward contracts in effect as of July 1, 2011 have durations of one to 12 months. These contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815, “Derivatives and Hedging.” Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the condensed consolidated balance sheets. At July 1, 2011, the unrealized gain, net of tax of $0.1 million, was $0.2 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of operations. The time value was not material for all periods presented. No ineffective amounts were recognized due to hedge ineffectiveness for the three months ended July 1, 2011 and in the periods February 11, 2011 to July 1, 2011 and October 2, 2010 to February 10, 2011. The gain recognized in general and administrative expenses due to hedge ineffectiveness for the three and nine months ended July 2, 2010 was zero and $0.1 million, respectively.

As of July 1, 2011, the Company had entered into Canadian dollar forward contracts for approximately $20.6 million (Canadian dollars), or approximately 56% of estimated Canadian dollar denominated expenses for July 2011 through March 2012, at an average rate of approximately 1.01 U.S. dollar to one Canadian dollar.

Interest Rate Contracts: In anticipation of the repayment of the Prior Term Loan discussed in Note 6, Predecessor’s interest rate swap was terminated in February 2011, whereby Predecessor paid $0.5 million for the swap settlement. Consequently, Predecessor recorded $0.4 million loss in “interest expense, net” in the condensed consolidated statements of operations and comprehensive income for periods from October 2, 2010 to February 10, 2011 due to the discontinuance of the interest rate swap.

See Note 5, Financial Instruments, for further information regarding the Company’s derivative instruments.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at July 1, 2011 and October 1, 2010:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	July 1, 2011 (Successor)	October 1, 2010 (Predecessor)	Balance Sheet Location	July 1, 2011 (Successor)	October 1, 2010 (Predecessor)
Derivatives designated as hedging instruments
Interest rate contracts				Accrued expenses	$-	$816

Forward contracts	Prepaid and other current assets	$472	$437
Total derivatives designated as hedging instruments		$472	$437		$-	$816

As of July 1, 2011 and October 1, 2010, all of the Company’s derivative instruments were classified as hedging instruments under ASC 815.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of operations and comprehensive income for the periods of fiscal years 2011 and 2010 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion )
	Three Months Ended			Three Months Ended			Three Months Ended
	July 1, 2011	July 2, 2010		July 1, 2011	July 2, 2010		July 1, 2011	July 2, 2010
	(Successor)	(Predecessor)		(Successor)	(Predecessor)		(Successor)	(Predecessor)
Interest rate contracts	$-	$(33)	Interest expense, net	$-	$(443)	Interest expense, net	$-	$(9)

Forward contracts	129	(667)	Cost of sales	67	1,199	General and administrative(a)	64	3
			Research and development	35	149
			Selling and marketing	16	65
			General and administrative	20	94
Total	$129	$(700)		$138	$1,64		$64	$(6)

(a) The amount of gain recognized in income during the first quarter of fiscal year 2011 represents a $33 gain related to the amount excluded from the assessment of hedge effectiveness. The amount of gain recognized in income during the first quarter of fiscal year 2010 represents a $5 gain related to the ineffective portion of the hedging relationships, net of a $3 loss related to the amount excluded from the assessment of hedge effectiveness.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion )
	Fiscal Year				Fiscal Year				Fiscal Year
	2011		2010		2011		2010		2011		2010
	February 11, 2011 to July 1, 2011	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010		February 11, 2011 to July 1, 2011	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010		February 11, 2011 to July 1, 2011	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010
	(Successor)	(Predecessor)	(Predecessor)		(Successor)	(Predecessor)	(Predecessor)		(Successor)	(Predecessor)	(Predecessor)
Interest rate contracts	$-	$360	$(281)	Interest expense, net	$-	$(456)	$(1,495)	Interest expense, net(b)	$-	$(424)	$(28)

Forward contracts	497	463	888	Cost of sales	67	614	1,805	General and administrative(c)	106	50	51
				Research and development	41	71	307
				Selling and marketing	18	31	134
				General and administrative	23	42	185
Total	$497	$823	$607		$149	$302	$936		$106	$(374	$23

(b) The amount of loss recognized in income during the period October 2, 2010 to February 10, 2011 includes a $415 loss related to the ineffective portion of the hedging relationships as a result of early termination of the derivative.

(c) The amount of gain recognized in income during the periods of fiscal year 2011 presented represents a $106 and $50 gain, respectively, related to the amount excluded from the assessment of hedge effectiveness. The amount of gain recognized in income during the nine months ended July 2, 2010 represents a $62 gain related to the ineffective portion of the hedging relationships, net of a $11 loss related to the amount excluded from the assessment of hedge effectiveness.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company does not hold collateral or other security from its counterparties supporting its derivative instruments. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. The Company regularly reviews its credit exposure balances as well as the creditworthiness of its counterparties.

When the Company’s derivatives are in a net asset position, such as the case with the Company’s forward foreign exchange contract derivatives at July 1, 2011, the Company is exposed to credit loss from nonperformance by the counterparty. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative.

8.           Contingencies

From time to time, the Company may be subject to claims that arise in the ordinary course of business. Except as noted below, in the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows if unfavorably resolved.

On July 1, 2010, a putative stockholder class action complaint was filed against Predecessor, the members of Predecessor’s board of directors, and Comtech Telecommunications Corp. (“Comtech”)  in the California Superior Court for the County of Santa Clara, entitled Continuum Capital v. Michael Targoff, et al. (Case No. 110CV175940). The lawsuit concerned the proposed merger between Predecessor and Comtech, and generally asserted claims alleging, among other things, that each member of Predecessor’s board of directors breached his fiduciary duties by agreeing to the terms of the previously proposed merger and by failing to provide stockholders with allegedly material information related to the proposed merger, and that Comtech aided and abetted the breaches of fiduciary duty allegedly committed by the members of Predecessor’s board of directors. The lawsuit sought, among other things, class action certification and monetary relief. On July 28, 2010, the plaintiff filed an amended complaint, making generally the same claims against the same defendants, and seeking the same relief. In addition, the amended complaint generally alleged that the consideration that would have been paid to Predecessor’s stockholders under the terms of the proposed merger was inadequate. On September 7, 2010, Predecessor terminated the Comtech sale agreement. On November 24, 2010, as described in Note 3, Predecessor entered in an agreement and plan of merger with CPII and Merger Sub, which are affiliates of the Veritas Fund. On December 15, 2010, the plaintiff filed a second amended complaint, which removed Comtech as a defendant, added allegations related to the Merger and to Veritas Capital, and added a claim for attorneys’ fees. On December 23, 2010, after Predecessor filed its preliminary proxy statement relating to a special meeting in connection with the approval of the Merger, the plaintiff filed a third amended complaint, adding allegations related to the disclosures in the preliminary proxy statement. The third amended complaint sought, among other things, class action certification and monetary relief.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

    Predecessor believes the action is without merit; however, to avoid the cost and uncertainty of litigation and to complete the proposed Merger without delay, the defendants entered into a Memorandum of Understanding concerning settlement with the plaintiff, followed by a Stipulation of Settlement dated as of March 29, 2011 ("Stipulation"). The settlement and any attorneys’ fees award are subject to Court approval, and a preliminary approval hearing has been scheduled for August 26, 2011. Pursuant to the Stipulation and upon Court approval, among other things, the defendants will receive a release of claims and the plaintiff will dismiss the third amended complaint with prejudice in exchange for, among other agreements, an agreement by Predecessor to make certain additional disclosures concerning the Merger, which disclosures were included in a definitive proxy statement filed by Predecessor on January 11, 2011. The Stipulation also provides that, upon Court approval and dismissal of the action, Predecessor, its insurers or its successor in interest will cause to be paid to the plaintiff’s counsel approximately $0.6 million in full settlement of any claim for attorneys’ fees and all expenses. The Company expects $0.4 million of this payment to be borne by its insurers. The $0.6 million full settlement and the $0.4 million insurance reimbursement are included in accrued liabilities and prepaid and other current assets, respectively, in the condensed consolidated balance sheet as of July 1, 2011.

During fiscal year 2009, Predecessor received a notice from a customer purporting to terminate a sales contract due to alleged nonperformance. In fiscal year 2010, Predecessor received further notices from the customer claiming additional cost incurred due to the alleged nonperformance. In April 2011, the Company reached a settlement with the customer, whereby the Company will pay the customer $1.3 million, of which $0.5 million was previously accrued and $0.8 has been recorded as a liability in the purchase price allocation in connection with the Merger.

All legal costs are expensed as incurred.

9.           Related-Party Transactions

In connection with the Merger, on February 11, 2011 the Company entered into an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Sponsor, pursuant to which Veritas Management will provide the Company with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023, and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or the Company terminates the advisory agreement. Pursuant to such agreement, the Company pays Veritas Management an annual fee equal to the greater of $1.0 million or 3.0% of the Company’s Adjusted EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization, certain unusual or non-recurring items and certain non-cash items), a portion of which is payable in advance annually beginning on the date of the Merger, and the Company reimburses certain out-of-pocket expenses of Veritas Management. Accordingly, in February 2011, the Company paid Veritas Management $1.0 million of management fee, of which $0.6 million and $0.9 million has been amortized and recorded in “general and administrative” expenses in the condensed consolidated statements of operations and comprehensive income for the three months ended July 1, 2011 and the period February 11, 2011 to July 1, 2011, respectively. Management fee of $0.1 million remained in “prepaid and other current assets” in the condensed consolidated balance sheet as of July 1, 2011.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In addition, the Company paid Veritas Management a cash transaction fee of $9.0 million as consideration for the services provided and paid $5.0 million of expenses incurred by Veritas Management in connection with the Merger. These amounts were reported as a reduction in “additional paid-in capital” in the condensed consolidated balance sheet as of July 1, 2011. If Parent or any of its subsidiaries (including the Company) is involved in any transaction (including, without limitation, any acquisition, merger, disposition, debt or equity financing, recapitalization, structural reorganization or similar transaction), the Company will pay a transaction fee to Veritas Management equal to the greater of $0.5 million or 2% of transaction value. The Company may terminate the advisory agreement immediately prior to a change of control or an initial public offering, upon payment of an amount equal to all accrued fees and expenses plus the present value of all annual fees that would have been payable under the advisory agreement through December 31, 2023.

No other related person has any interest in the advisory agreement.

Certain members of management of the Company have been granted Class B membership interests in Holding LLC. See Note 10 for more details.

10.           Equity-based Compensation

On April 27, 2011, certain members of management and independent directors of the Company were granted Class B membership interests in Holding LLC. At July 1, 2011, the aggregate individual grants of Class B membership interests represented approximately 5.3% of the profit interests in Holding LLC. Pursuant to the terms of the operating agreement governing Holding LLC, the Class B membership interests are subject to a five-year vesting schedule, except in the event of a change of control. The unvested portion of Class B membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Holding LLC. Holders of Class B membership interests are entitled to receive their respective proportional interest in all distributions made by Holding LLC, provided the holders of the Class A membership interests have received an 8% per annum internal rate of return on their invested capital. Class B membership interests are granted with no exercise price and no expiration date and have been granted with no threshold or floor value. Grants of Class B membership interests are limited in the aggregate to 7.5% of the net profits interests in Holding LLC.

 The fair value of the interest at the date of grant was $4.9 million based upon the value of the membership interests of Holding LLC less a 25% marketability discount. The value was determined based upon the amount of investment made in exchange for Class A membership interests of Holding LLC by Veritas Capital, certain members of management and independent directors of the Company as of April 27, 2011.

In accordance with FASB ASC 718, the Company records equity-based compensation expense based on the grant-date fair value on a straight-line basis over the vesting period of the awards. The following table summarizes equity-based compensation expense for the periods presented, which was allocated as follows:

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

	Three Months Ended July 1, 2011	February 11, 2011 to July 1, 2011
Equity-based compensation cost recognized in the income statement by caption:
Research and development	$8	$8
Selling and marketing	23	23
General and administrative	99	99
	$130	$130

Equity-based compensation cost capitalized in inventory	$46	$46
Equity-based compensation cost remaining in inventory at end of period	$46	$46

 The unamortized amount of equity-based compensation was $4.7 million at July 1, 2011, and is scheduled to be charged to expense as follows:

Fiscal Year	Amount
2011 (remaining three months)	$244
2012	969
2013	970
2014	970
2015	970
Thereafter	622
$4,745

11.           Predecessor’s Stock-based Compensation Plans

Pursuant to the Merger described in Note 3, subject to certain exceptions described below, unvested options to purchase the Predecessor’s common stock became fully vested immediately prior to the effective time of the Merger on February 11, 2011 (“Effective Time”), and at (or, in the case of certain option holders, immediately after) the Effective Time, outstanding unexercised stock options were cancelled in exchange for a cash payment in an amount equal to the product of (x) the number of shares subject to the option and (y) the excess, if any, of (A) $19.50 over (B) the exercise price per share subject to the option, less any applicable taxes. Subject to certain exceptions described below, each share of Predecessor’s restricted stock and each of Predecessor’s restricted stock unit outstanding immediately prior to the Effective Time vested in full and entitled the holder to receive $19.50 in cash, less applicable taxes. With respect to options and restricted stock units granted in the first quarter of fiscal year 2011, only 25% of such options and restricted stock units became vested upon the closing of the Merger and the remaining 75% were cancelled. Predecessor accounted for the acceleration of vesting of stock options, restricted stock and restricted stock units in conjunction with a business combination in accordance with FASB ASC 718, “Compensation—Stock Compensation.”

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

As a result of the acceleration of the vesting of stock options described above, Predecessor incurred additional stock compensation expense of $3.4 million, of which $0.4 million, $0.2 million, $0.4 million and $2.4 million were allocated to cost of sales, research and development, sales and marketing and general and administrative, respectively, in the condensed consolidated statement of operations and comprehensive income for period October 2, 2010 to February 10, 2011. Successor also recorded stock compensation expense of $5.2 million which represents the amount of cash payments for the unvested portion of the stock awards for which vesting was accelerated. The $5.2 million stock compensation expense is recorded in “strategic alternative transaction expense” in the condensed consolidated statement of operations and comprehensive income for the period February 11, 2011 to July 1, 2011.

Unless otherwise stated, information on the Predecessor’s stock-based compensation plans provided below is for periods prior to the Effective Time and reflects the effect of the acceleration of vesting of the stock-based awards on Predecessor’s statements of operations.

Stock Options: The following table summarizes activity of stock option awards under Predecessor’s stock option plans for the period of fiscal year 2011 presented:

	Oustanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1, 2010	3,347,192	$6.60	4.24	$26,801	2,915,483	$5.61	3.76	$25,930
Granted	108,000	19.33
Exercised	(19,970)	8.69
Accelerated, cancelled and paid with cash pursuant to the Merger	(3,354,222)	6.69
Cancelled	(81,000)	19.33
Balance at February 11, 2011	-	-	-	-	-	-	-	-

During the period October 2, 2010 to February 10, 2011, cash received from option exercises was approximately $0.2 million and the total intrinsic value of options exercised was approximately $0.2 million. During the three and nine months ended July 2, 2010, cash received from option exercises was approximately $0.1 million and $0.2 million, respectively, and the total intrinsic value of options exercised was $0.9 million and $1.5 million, respectively.

Stock Purchase Plan:  Predecessor’s employee stock purchase plan was terminated after the December 31, 2010 purchase. Employees purchased approximately 13,000 shares during the first quarter of fiscal year 2011 for $0.2 million. In the three and nine months ended July 2, 2010, Predecessor’s employees purchased 15,662 shares for $0.2 million and 49,127 shares for $0.6 million, respectively.

Restricted Stock and Restricted Stock Units: The restricted stock and restricted stock units generally vested over periods of one to four years. Upon vesting, each restricted stock unit was automatically converted into one share of common stock of the Predecessor.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes activity of Predecessor’s nonvested restricted stock and restricted stock unit awards for the period of fiscal year 2011 presented:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at October 1, 2010	310,341	$10.51
Granted	138,700	$19.33
Vested	(23,775)	$15.18
Accelerated pursuant to the Merger	(321,241)	$11.12
Cancelled	(104,025)	$19.33
Nonvested at February 11, 2011	-	-

Predecessor settled stock option exercises and restricted stock units with newly issued common shares.

Valuation and Expense Information

Stock Options. The fair value of Predecessor’s stock options granted during the periods presented was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Fiscal Year
	2011	2010
	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010
	(Predecessor)	(Predecessor)
Expected term (in years)	8.14	7.79
Expected volatility	60.91%	60.50%
Risk-free rate	2.57%	3.00%
Dividend yield	0%	0%

The weighted-average grant-date fair value of all the options granted during the period October 2, 2010 to February 10, 2011 was $12.65 per share and during the nine months ended July 2, 2010 was $6.25 per share. There were no options granted during the three months ended July 2, 2010.

Stock Purchase Plan. Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the employee stock purchase plan during the first quarter of fiscal year 2011, the final purchase period, was $2.90 per share and during the three and nine months ended July 2, 2010 was $2.31 and $2.08 per share, respectively.

Restricted Stock and Restricted Stock Units. The weighted-average estimated fair value of all restricted stock and restricted stock units granted during the period October 2, 2010 to February 10, 2011 was $19.33. There were no restricted stock and restricted stock units granted during the three months ended July 2, 2010. The weighted-average estimated fair value of all restricted stock and restricted stock units granted during the nine months ended July 2, 2010 was $10.04.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive income had been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense for the periods presented, which was allocated as follows:

	Fiscal Year
	2011	2010	2011		2010
	Three Months Ended July 1, 2011 (a)	Three Months Ended July 2, 2010	February 11, 2011 to July 1, 2011 (a)	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$104	$152	$416	$609	$432
Research and development	-	51	-	320	161
Selling and marketing	-	74	-	499	214
General and administrative	-	505	-	3,127	1,493
	$104	$782	$416	$4,555	$2,300

Share-based compensation cost capitalized in inventory	$-	$153	$-	$928	$444
Share-based compensation cost remaining in inventory at end of period	$-	$98	$-	$416	$98

Share-based compensation expense by type of award:
Stock options	$23	$460	$90	$1,564	$1,375
Restricted stock and units	81	286	326	2,948	823
Stock purchase plan	-	36	-	43	102
	$104	$782	$416	$4,555	$2,300

(a)
Stock-based compensation expense of $104 and $416 for the three months ended July 1, 2011 and the period February 11, 2011 to July 1, 2011 represents utilization of the share-based compensation cost in inventory at February 10, 2011.

The tax benefit realized from option exercises and restricted stock vesting, including those that were accelerated pursuant to the Merger, totaled approximately $16.3 million during the period October 2, 2010 to February 10, 2011. The tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.4 million and $0.8 million during the three and nine months ended July 2, 2010, respectively.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

12.           Income Taxes

The condensed consolidated statements of operations and comprehensive income reflect the following income tax expense:

	February 11, 2011 to July 1, 2011	October 2, 2010 to February 10, 2011	Nine Months ended July 2, 2010
Year-to-Date	(Successor)	(Predecessor)	(Predecessor)
(Loss) income before income taxes	$(7,543)	$(3,747)	$18,468
Income tax expense	$1,462	$983	$5,924
Effective income tax rate	(19.4%)	(26.2%)	32.1%

	Three Months Ended July 1, 2011	Three Months Ended July 2, 2010
Third Quarter	(Successor)	(Predecessor)
Income before income taxes	$125	$5,773
Income tax expense	$1,957	$1,562
Effective income tax rate	1565.6%	27.1%

The effective tax rate for the period February 11, 2011 to July 1, 2011 was a negative 19.4% and differs from the federal statutory rate of 35% primarily due to non-deductible Merger expenses, which decreased the effective tax rate benefit by approximately 55%. The effective tax rate for the period October 2, 2010 to February 10, 2011 was a negative 26.2 % and differs from the federal statutory rate of 35% primarily due to non-deductible Merger expenses and U.S. inclusion of foreign income and foreign tax rate differences that increased income tax expense, which on a combined basis decreased the effective tax rate benefit by approximately 67%. The effective tax rate for the nine months ended July 2, 2010 was 32.1% and diverged from the federal and state statutory rate primarily due to discrete income tax benefits, which decreased the effective tax rate by approximately 4%.

Income tax expense for the three months ending July 1, 2011 differs from income tax expense computed using the federal statutory rate of 35% primarily due to non-deductible Merger expenses and U.S. inclusion of foreign income and foreign tax rate differences. The effective tax rate for the three months ended July 2, 2010 was 27.1% and diverged from the federal and state statutory rate primarily due to discrete income tax benefits to true-up the fiscal year 2009 tax provision estimate to the filed fiscal year 2009 U.S. income tax return which decreased the effective tax rate by approximately 5%.

The Canada Revenue Agency has completed its audit and is in the process of finalizing the audit assessment with respect to transfer pricing for CPI Canada’s purchase of the Satcom Division in fiscal years 2001 and 2002. The tax settlement includes fiscal years 2001 through 2007. The Company has made adequate accruals to settle this tax assessment. In the next 12 months, the Company expects to make tax and interest payments to the Canada Revenue Agency to settle this audit for approximately $2.7 million. The Internal Revenue Service has agreed to provide a correlative tax adjustment in the United States for the same fiscal years, and the Company expects to receive tax refunds in the United States for approximately the same amount as the tax assessment payments that are made to the Canada Revenue Agency.

The Company is currently under audit by the Internal Revenue Service for federal income tax returns for fiscal years 2008 and 2009.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

13.           Segments, Geographic and Customer Information

The Company’s reportable segments are VED and satcom equipment. The VED segment develops, manufactures and distributes high-power/high-frequency microwave and radio frequency signal components. The satcom equipment segment manufactures and supplies high-power amplifiers and networks for satellite communication uplink, electronic warfare and industrial applications. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company’s chief operating decision maker (“CODM”), its chief executive officer, and is based on the nature of the Company’s operations and products offered to customers.

Amounts not reported as VED or satcom equipment are reported as Other. In accordance with quantitative and qualitative guidelines established by FASB ASC 280, “Segment Reporting.” Other includes the activities of the Company’s Malibu division and unallocated corporate expenses, such as strategic alternative transaction expenses, share-based compensation expense and certain non-recurring or unusual expenses. The Malibu division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAVs”) and shipboard systems.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Fiscal Year
	2011	2010	2011		2010
	Three Months Ended July 1, 2011	Three Months Ended July 2, 2010	February 11, 2011 to July 1, 2011	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Sales from external customers
VED	$64,109	$66,701	$105,362	$89,174	$191,006
Satcom equipment	35,204	21,621	49,901	27,469	62,666
Other	4,893	5,554	8,747	7,580	11,323
	$104,206	$93,876	$164,010	$124,223	$264,995
Intersegment product transfers
VED	$9,513	$5,853	$14,873	$8,045	$18,257
Satcom equipment	-	94	45	229	95
	$9,513	$5,947	$14,918	$8,274	$18,352
Capital expenditures
VED	$1,164	$704	$1,824	$1,484	$1,974
Satcom equipment	277	120	555	694	346
Other	85	165	104	256	504
	$1,526	$989	$2,483	$2,434	$2,824
EBITDA
VED	$17,228	$17,744	$29,806	$18,713	$47,862
Satcom equipment	6,404	1,737	8,351	1,491	6,455
Other	(9,258)	(7,160)	(23,642)	(14,046)	(16,080)
	$14,374	$12,321	$14,515	$6,158	$38,237

	July 1,	October 1,
	2011	2010
	(Successor)	(Predecessor)
Total assets
VED	$487,677	$326,117
Satcom equipment	122,236	48,355
Other	117,557	103,804
	$727,470	$478,276

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

EBITDA is the measure used by the CODM to evaluate segment profit or loss. EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. The Company believes that EBITDA is a more meaningful representation of segment operating performance for leveraged businesses like its own and therefore uses this metric as its internal measure of profitability. For the reasons listed below, the Company believes EBITDA provides investors better understanding of the Company’s financial performance in connection with their analysis of the Company’s business:

•	EBITDA is a component of the measures used by the Company’s board of directors and management team to evaluate the Company’s operating performance;

•
the Company’s Senior Secured Credit Facilities contain a covenant that requires the Company to maintain a total leverage ratio that contains EBITDA as a component, and the Company’s management team uses EBITDA to monitor compliance with this covenant;

•	EBITDA is a component of the measures used by the Company’s management team to make day-to-day operating decisions;

•
EBITDA facilitates comparisons between the Company’s operating results and those of competitors with different capital structures and, therefore, is a component of the measures used by the Company’s management to facilitate internal comparisons to competitors’ results and the Company’s industry in general; and

•	the payment of management bonuses is contingent upon, among other things, the satisfaction by the Company of certain targets that contain EBITDA as a component.

Other companies may define EBITDA differently and, as a result, the Company’s measure of EBITDA may not be directly comparable to EBITDA of other companies. Although the Company uses EBITDA as a financial measure to assess the performance of its business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate the Company’s business. When analyzing the Company’s performance, EBITDA should be considered in addition to, and not as a substitute for or superior to, operating income, net income, cash flows from operating activities or other statements of operations or statements of cash flows data prepared in accordance with U.S. GAAP. Operating income by the Company’s reportable segments was as follows:

	Fiscal Year
	2011	2010	2011		2010
	Three Months Ended July 1, 2011	Three Months Ended July 2, 2010	February 11, 2011 to July 1, 2011	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Operating income
VED	$15,517	$16,232	$27,266	$16,463	$43,367
Satcom equipment	6,195	1,566	8,053	1,210	5,927
Other	(14,776)	(8,245)	(31,779)	(15,632)	(19,310)
	$6,936	$9,553	$3,540	$2,041	$29,984

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table reconciles net income to EBITDA:

	Fiscal Year
	2011	2010	2011		2010
	Three Months Ended July 1, 2011	Three Months Ended July 2, 2010	February 11, 2011 to July 1, 2011	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Net (loss) income	$(1,832)	$4,211	$(9,005)	$(4,730)	$12,544
Depreciation and amortization	7,438	2,768	11,109	4,117	8,253
Interest expense, net	6,811	3,780	10,949	5,788	11,516
Income tax expense	1,957	1,562	1,462	983	5,924
EBITDA	$14,374	$12,321	$14,515	$6,158	$38,237

Two customers individually exceeded 10% of the Company’s consolidated sales for two or more periods presented below:

	Fiscal Year
	2011	2010	2011		2010
	Three Months Ended July 1, 2011	Three Months Ended July 2, 2010	February 11, 2011 to July 1, 2011	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Customer A	13%	14%	14%	12%	13%
Customer B	19%	*	14%	*	*

* Less than 10%

Customer A is the only customer that accounted for 10% or more of the Company’s consolidated accounts receivable. Accounts receivable from this customer represented 14% and 12% of consolidated accounts receivable at July 1, 2011 and October 1, 2010.

14.           Supplemental Guarantors Condensed Consolidating Financial Information

The tables that follow reflect the supplemental guarantor financial information associated with CPII’s new 8% Notes issued on February 11, 2011. The 8% Notes are guaranteed by Parent and, subject to certain exceptions, each of Parent’s existing and future domestic restricted subsidiaries (other than CPII) on a senior unsecured basis. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis and (ii) CPII’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the guarantor subsidiaries (all of the domestic subsidiaries), (b) the non-guarantor subsidiaries, (c) the consolidating elimination entries, and (d) the consolidated totals. The accompanying consolidating financial information should be read in connection with the consolidated financial statements of the Company.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of July 1, 2011

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$-	$-	$30,549	$1,375	$-	$31,924
Restricted cash	-	-	1,442	96	-	1,538
Accounts receivable, net	-	-	27,398	17,430	-	44,828
Inventories	-	-	61,172	22,774	(1,009)	82,937
Deferred tax assets	-	-	9,829	604	-	10,433
Intercompany receivable	-	-	13,387	26,900	(40,287)	-
Prepaid and other current assets	1,183	67	3,247	1,450	383	6,330
Total current assets	1,183	67	147,024	70,629	(40,913)	177,990
Property, plant and equipment, net	-	-	65,475	16,178	-	81,653
Deferred debt issue costs, net	-	14,196	-	-	-	14,196
Intangible assets, net	-	-	173,385	93,945	-	267,330
Goodwill	-	-	93,833	87,308	-	181,141
Other long-term assets	-	-	5,160	-	-	5,160
Investment in subsidiaries	188,446	566,535	14,748	-	(769,729)	-
Total assets	$189,629	$580,798	$499,625	$268,060	$(810,642)	$727,470

Liabilities and stockholders' equity
Current portion of long-term debt	$-	$1,500	$-	$-	$-	$1,500
Accounts payable	-	86	13,942	11,614	-	25,642
Accrued expenses	1,089	7,235	16,301	4,628	(3)	29,250
Product warranty	-	-	3,715	1,749	-	5,464
Income taxes payable	-	-	1,404	2,271	-	3,675
Deferred income taxes	-	-	-	14	-	14
Advance payments from customers	-	-	8,215	7,454	-	15,669
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-	2,788	-	-	2,788
Intercompany payable	-	1,401	-	-	(1,401)	-
Total current liabilities	1,089	10,222	46,365	27,730	(1,404)	84,002
Deferred income taxes	-	-	60,967	25,904	-	86,871
Long-term debt, less current portion	-	362,043	-	-	-	362,043
Other long-term liabilities	-	-	5,577	437	-	6,014
Total liabilities	1,089	372,265	112,909	54,071	(1,404)	538,930
Common stock	-	-	-	-	-	-
Parent investment	-	211,100	376,152	210,200	(797,452)	-
Equity investment in subsidiary	-	-	9,356	-	(9,356)	-
Additional paid-in capital	197,320	-	-	-	-	197,320
Accumulated other comprehensive income	225	225	162	63	(450)	225
(Accumulated deficit) retained earnings	(9,005)	(2,792)	1,046	3,726	(1,980)	(9,005)
Total stockholders’ equity	188,540	208,533	386,716	213,989	(809,238)	188,540
Total liabilities and stockholders' equity	$189,629	$580,798	$499,625	$268,060	$(810,642)	$727,470

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Three Months Ended July 1, 2011

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$-	$73,133	$50,735	$(19,662)	$104,206
Cost of sales	-	-	57,229	39,914	(20,066)	77,077
Gross profit	-	-	15,904	10,821	404	27,129
Operating costs and expenses:
Research and development	-	-	1,015	2,254	-	3,269
Selling and marketing	-	-	2,900	2,400	-	5,300
General and administrative	600	(12)	4,886	953	-	6,427
Amortization of acquisition-related intangible assets	-	-	2,618	2,235	-	4,853
Strategic alternative transaction expenses	334	-	-	10	-	344
Total operating costs and expenses	934	(12)	11,419	7,852	-	20,193
Operating (loss) income	(934)	12	4,485	2,969	404	6,936
Interest expense, net	-	6,812	3	(4)	-	6,811
(Loss) income before income tax expense and equity in income of subsidiaries	(934)	(6,800)	4,482	2,973	404	125
Income tax expense (benefit)	1,164	(2,787)	3,463	(37)	154	1,957
Equity in income of subsidiaries	266	4,279	300	-	(4,845)	-
Net (loss) income	$(1,832)	$266	$1,319	$3,010	$(4,595)	$(1,832)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the period from February 11, 2011 to July 1, 2011

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$-	$118,502	$77,177	$(31,669)	$164,010
Cost of sales	-	-	91,395	60,857	(31,179)	121,073
Gross profit	-	-	27,107	16,320	(490)	42,937
Operating costs and expenses:
Research and development	-	-	1,630	3,802	-	5,432
Selling and marketing	-	-	4,375	3,627	-	8,002
General and administrative	903	(25)	6,817	1,857	-	9,552
Amortization of acquisition-related intangible assets	-	-	3,928	3,354	-	7,282
Strategic alternative transaction expenses	9,119	-	-	10	-	9,129
Total operating costs and expenses	10,022	(25)	16,750	12,650	-	39,397
Operating (loss) income	(10,022)	25	10,357	3,670	(490)	3,540
Interest expense (income), net	-	10,626	325	(2)	-	10,949
Loss (gain) on debt extinguishment, net	-	253	(119)	-	-	134
(Loss) income before income tax expense and equity in income of subsidiaries	(10,022)	(10,854)	10,151	3,672	(490)	(7,543)
Income tax (benefit) expense	(3,809)	(4,125)	9,636	(54)	(186)	1,462
Equity in (loss) income of subsidiaries	(2,792)	3,937	531	-	(1,676)	-
Net (loss) income	$(9,005)	$(2,792)	$1,046	$3,726	$(1,980)	$(9,005)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the period from February 11, 2011 to July 1, 2011

			Guarantor	Non-Guarantor	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Total
Cash flows from operating activities
Net cash provided by operating activities	$-	$-	$7,340	$-	$7,340
Cash flows from investing activities
Capital expenditures	-	-	(1,834)	(649)	(2,483)
Acquisition of predecessor entity	-	(370,490)	-	-	(370,490)
Net cash used in investing activities	-	(370,490)	(1,834)	(649)	(372,973)
Cash flows from financing activities
Equity investment, net	197,144	-	-	-	197,144
Proceeds from issuance of Successor's senior subordinated notes	-	208,550	-	-	208,550
Borrowings under Successor's term loan facility	-	143,815	-	-	143,815
Debt issue costs	-	(3,071)	-	-	(3,071)
Redemption and repurchase of Predecessor's senior subordinated notes and floating rate notes	-	(12,000)	(117,000)	-	(129,000)
Repayment of borrowings under Predecessor's term loan facility	-	-	(66,000)	-	(66,000)
Repayment of borrowings under Successor's term loan facility	-	(750)	-	-	(750)
Intercompany financing activity, net	(197,144)	33,892	163,252	-	-
Net cash provided by (used in) financing activities	-	370,436	(19,748)	-	350,688
Net decrease in cash and cash equivalents	-	(54)	(14,242)	(649)	(14,945)
Cash and cash equivalents at beginning of period	-	54	44,790	2,025	46,869
Cash and cash equivalents at end of period	$-	$-	$30,548	$1,376	$31,924

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2011 and 2010 comprised the 52-week periods ending September 30, 2011 and October 1, 2010, respectively. The discussion and analysis of results of operations and financial condition for the nine months ended July 1, 2011 included herein is based on combined results of Parent for the period February 11, 2011 through July 1, 2011 and Predecessor for the period October 2, 2010 through February 10, 2011. This presentation of the combined results of operations for the nine months ended July 1, 2011 does not comply with generally accepted accounting principles in the United States or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results. We have also presented below a separate discussion of the results of operations for Parent for the period from February 11, 2011 through July 1, 2011.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

Overview

CPI International Holding Corp., headquartered in Palo Alto, California (“Successor” or “Parent”),  is the parent company of CPI International, Inc. (“CPII”), which in turn is a parent company of Communications & Power Industries LLC (“CPI”), a provider of microwave, radio frequency, power and control solutions for critical defense, communications, medical, scientific and other applications. CPI develops, manufactures and distributes products used to generate, amplify, transmit and receive high-power/high-frequency microwave and radio frequency signals and/or provide power and control for various applications. End-use applications of these systems include the transmission of radar signals for navigation and location; transmission of deception signals for electronic countermeasures; transmission and amplification of voice, data and video signals for broadcasting, Internet and other types of commercial and military communications; providing power and control for medical diagnostic imaging; and generating microwave energy for radiation therapy in the treatment of cancer and for various industrial and scientific applications.

Merger

On February 11, 2011, CPI International LLC (formerly, CPI International, Inc., “Predecessor”), then a Delaware corporation and publicly traded company, completed its merger with Catalyst Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of CPII (formerly, CPI International Acquisition, Inc.), a Delaware corporation, whereby Merger Sub merged with and into Predecessor (the “Merger”), with Predecessor continuing as the surviving corporation and a wholly owned subsidiary of CPII. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of November 24, 2010, among Predecessor, CPII and Merger Sub (the “Merger Agreement”). Immediately following the consummation of the Merger and related transactions, Predecessor was converted into a limited liability company and liquidated, and CPI International Acquisition, Inc. changed its name to CPI International, Inc. See Note 3, Business Combination, to the accompanying unaudited condensed consolidated financial statements for more information about the Merger.

In connection with the Merger, CPII issued $215 million aggregate principal amount of 8% senior notes due 2018 and entered into senior secured credit facilities, comprised of a $150.0 million six-year term loan facility and a $30.0 million five-year revolving credit facility. In addition, shortly after the date of the Merger, Predecessor purchased or redeemed all of its then existing outstanding senior subordinated notes and floating rate senior notes and repaid its outstanding indebtedness under the then existing senior credit facilities. See Note 6, Long-term Debt, to the accompanying unaudited condensed consolidated financial statements for details.

As used herein, unless the context indicates or otherwise requires, (i) for periods prior to the Merger, the terms “we,” “us,” “our” and the “Company” refer to Predecessor and its consolidated subsidiaries, and for periods after the Merger, the terms refer to Successor, its consolidated subsidiaries and, where the context so requires, its direct and indirect parent companies, (ii) the term “Veritas Fund” refers to The Veritas Capital Fund IV, L.P. and (iii) the terms “Veritas Capital” and “Sponsor” refer collectively to The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and their affiliates, including CICPI Holdings LLC. CPII’s parent, CPI International Holding LLC (“Holding LLC”), owns 1,000 shares of the outstanding common stock, $0.01 par value per share, of Parent, which in turn owns all of the outstanding common stock of CPII, which in turn owns all of the outstanding equity interests of CPI (formerly, Communications & Power Industries, Inc.) and Communications & Power Industries Canada Inc. (“CPI Canada”), CPII’s main operating subsidiaries. Holding LLC, Parent and CPII are holding companies with no material assets or operations other than their respective direct or indirect equity interests in CPI and CPI Canada and activities related thereto.

Orders

We sell our products into five end markets: defense (radar and electronic warfare), medical, communications, industrial and scientific.

Our customer sales contracts are recorded as orders when we accept written customer purchase orders or contracts. Customer purchase orders with an undefined delivery schedule, or blanket purchase orders, are not reported as orders until the delivery date is determined. Our government sales contracts are not reported as orders until we have been notified that the contract has been funded. Total orders for a fiscal period represent the total dollar amount of customer orders recorded by us during the fiscal period, reduced by the dollar amount of any order cancellations or terminations during the fiscal period.

Our orders by market for the nine months ended July 1, 2011 and July 2, 2010 are summarized as follows (dollars in millions):

	Nine Months Ended
	July 1, 2011		July 2, 2010		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$128.0	42%	$102.6	36%	$25.4	25%
Medical	49.6	16	52.5	19	(2.9)	(6)
Communications	97.2	32	98.3	35	(1.1)	(1)
Industrial	19.5	7	18.0	6	1.5	8
Scientific	7.7	3	12.0	4	(4.3)	(36)
Total	$302.0	100%	$283.4	100%	$18.6	7%

Orders of $302.0 million for the nine months ended July 1, 2011 were $18.6 million, or approximately 7%, higher than orders of $283.4 million for the nine months ended July 2, 2010. Explanations for the order increase or decrease by market for the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are primarily comprised of many orders of less than $3.0 million, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets increased approximately 25% from an aggregate of $102.6 million in the first nine months of fiscal year 2010 to an aggregate of $128.0 million in the first nine months of fiscal year 2011. The increase in orders for these combined markets resulted primarily from significant increases in demand for products to support a counter-improvised explosive device (“counter-IED”) program and the Aegis weapons system.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and other applications, and for radiation therapy applications for the treatment of cancer. The 6% decrease in medical orders resulted primarily from a sizeable decrease in demand for products to support MRI applications, largely due to the typically irregular timing and size of orders to support those applications. This decrease was partially offset by an increase in demand for products to support x-ray imaging applications due to improving international economic conditions.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 1% decrease in communications orders was primarily due to a decrease in orders for military communications applications, largely as a result of the winding down of Increment One of the Warfighter Information Network – Tactical (“WIN-T”) military communications program. We have substantially completed our involvement in Increment One of this program, although there are opportunities for future participation in subsequent increments of the WIN-T program. This decrease was partially offset by increases in orders to support satellite broadcast applications and international satellite news gathering applications for commercial communications.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $1.5 million increase in industrial orders was primarily due to the receipt of orders for nuclear magnetic resonance and cargo screening programs, partially offset by a decrease in orders for semiconductor manufacturing applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $4.3 million decrease in scientific orders was primarily the result of the receipt of orders for products to support various domestic and foreign projects in the first nine months of fiscal year 2010 that were not expected to, and did not, repeat in the first nine months of fiscal year 2011.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

    As of July 1, 2011, we had an order backlog of $256.7 million compared to an order backlog of $245.5 million as of July 2, 2010. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government end-use orders.

Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

Results of Operations

We derive our revenue primarily from the sale of microwave and radio frequency products, including high-power microwave amplifiers, satellite communications amplifiers, medical x-ray imaging subsystems and other related products.

Cost of goods sold generally includes costs for raw materials, manufacturing costs, including allocation of overhead and other indirect costs, charges for reserves for excess and obsolete inventory, warranty claims and losses on fixed price contracts. Operating expenses generally consist of research and development, selling and marketing and general and administrative expenses.

We believe that the Merger will result in certain benefits, including certain cost savings and operational efficiencies through elimination of redundant public company and other general and administrative expenses. However, the Merger will also increase certain of our expenses (on pretax basis), such as: (1) a $7.7 million charge, distributed over the three fiscal quarters following the date of the Merger,  for the utilization of the net increase in cost basis of inventory, (2) a $15.3 million charge, distributed over the eight fiscal quarters following the date of the Merger, for the amortization of backlog, (3) a $6.1 million annual increase in depreciation and amortization expense as a result of the fair market value adjustments to all other intangibles and property, plant and equipment, (4) an estimated $12.1 million annual increase in interest expense and amortization of the new debt issue costs and discount, and (5) a yearly charge estimated to be at least $1.8 million for the annual Sponsor’s advisory fee.

The accompanying condensed consolidated statements of operations are presented for two periods, Predecessor and Successor (or Parent), which relate to the accounting periods preceding and succeeding the consummation of the Merger. The accompanying condensed consolidated statements of operations include the results of operations for (1) the three months ended July 1, 2011 of Parent, (2) the period February 11, 2011 to July 1, 2011 of Parent, (3) the period October 2, 2010 to February 10, 2011 of the Predecessor and (4) the three and nine months ended July 2, 2010 of the Predecessor. The Predecessor and Parent periods have been separated by a vertical line on the face of the condensed consolidated statements of operations to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.

Although the fiscal year 2011 Parent and Predecessor periods are distinct reporting periods, for purposes of Management’s Discussion and Analysis of the results of operations for the nine months ended July 1, 2011 in this Form 10-Q, we combined the results of operations for the period October 2, 2010 to February 10, 2011 of the Predecessor with the period February 11, 2011 to July 1, 2011 of Parent. We then compared the combined results of operations for the nine months ended July 1, 2011 with the corresponding period in the prior year of the Predecessor. This combination of results of operations does not comply with generally accepted accounting principles in the United States or with the rules for pro forma presentation but is presented here because we believe it facilitates the ability of investors to more meaningfully compare our operating results. We have also prepared a separate discussion of the results of operations for Parent for the period from February 11, 2011 through July 1, 2011.

Three Months Ended July 1, 2011 Compared to Three Months Ended July 2, 2010

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended
	July 1, 2011			July 2, 2010		Increase
	(Successor)			(Predecessor)		(Decrease)
		% of			% of
	Amount	Sales		Amount	Sales	Amount
Sales	$104.2	100.0%		$93.9	100.0%	$10.3
Cost of sales (a)	77.1	74.0		65.0	69.2	12.1
Gross profit	27.1	26.0		28.9	30.8	(1.8)
Research and development	3.3	3.2		3.5	3.7	(0.2)
Selling and marketing	5.3	5.1		5.2	5.5	0.1
General and administrative	6.4	6.1		6.4	6.8	-
Amortization of acquisition-related intangible assets	4.9	4.7		0.7	0.7	4.2
Strategic alternative transaction expenses	0.3	0.3		3.6	3.8	(3.3)
Operating income	6.9	6.6		9.6	10.2	(2.7)
Interest expense, net	6.8	6.5		3.8	4.0	3.0
Income before taxes	0.1	0.1		5.8	6.2	(5.7)
Income tax expense	2.0	1.9		1.6	1.7	0.4
Net (loss) income	$(1.8)	(1.7	) %	$4.2	4.5%	$(6.0)
Other Data:
EBITDA (b)	$14.4	13.8%		$12.3	13.1%	$2.1

Note: Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)	Cost of sales for the three months ended July 1, 2011 includes $3.9 of utilization of the net increase in cost basis of inventory that resulted from purchase accounting in connection with the Merger.

(b)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that U.S. generally accepted accounting principles (“GAAP”) based financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•	EBITDA is a component of the measures used by our board of directors and management team to evaluate our operating performance;

•
our senior secured credit facilities contain a covenant that requires us to maintain a total leverage ratio that contains EBITDA as a component, and our management team uses EBITDA to monitor compliance with this covenant;

•	EBITDA is a component of the measures used by our management team to make day-to-day operating decisions;

•
EBITDA facilitates comparisons between our operating results and those of competitors with different capital structures and, therefore, is a component of the measures used by the management to facilitate internal comparisons to competitors’ results and our industry in general; and

•	the payment of management bonuses is contingent upon, among other things, the satisfaction by us of certain targets that contain EBITDA as a component.

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for or superior to, net income, cash flows from operating activities or other statements of operations or statements of cash flows data prepared in accordance with GAAP.

For a reconciliation of Net Income to EBITDA, see Note 13 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended July 1, 2011 and July 2, 2010 are summarized as follows (dollars in millions):

	Three Months Ended
	July 1, 2011		July 2, 2010
	(Successor)		(Predecessor)		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$47.1	45%	$35.4	37%	$11.7	33%
Medical	16.6	16	17.7	19	(1.1)	(6)
Communications	32.2	31	32.6	35	(0.4)	(1)
Industrial	6.0	6	5.6	6	0.4	7
Scientific	2.3	2	2.6	3	(0.3)	(12)
Total	$104.2	100%	$93.9	100%	$10.3	11%

Sales of $104.2 million for the three months ended July 1, 2011 were $10.3 million, or approximately 11%, higher than sales of $93.9 million for the three months ended July 2, 2010. Explanations for the sales increase or decrease by market for the third quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2010 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets increased approximately 33% from an aggregate of $35.4 million in the three months ended July 2, 2010 to an aggregate of $47.1 million in the three months ended July 1, 2011. This increase was due entirely to an increase in demand for products to support a counter-IED program for which production shipments began in the most recent quarter.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 6% decrease in sales of our medical products was primarily due to a decrease in sales of products to support MRI applications, largely because of the typically irregular timing and size of orders to support those applications. Partially offsetting this decrease, sales of products to support x-ray imaging applications increased during the three months ended July 1, 2011.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 1% decrease in sales in the communications market was primarily due to decreases in sales to support military communications applications, largely as a result of the winding down of the WIN-T military communications program. This decrease was partially offset by an increase in sales of products to support satellite broadcast applications for commercial communications.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.4 million increase in sales of industrial products in the most recent period was primarily due to increased sales to support mass spectrometry and industrial processing applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.3 million decrease in scientific sales was primarily the result of the timing of shipments for various scientific programs.

Gross Profit. Gross profit was $27.1 million, or 26.0% of sales, for the three months ended July 1, 2011 as compared to $28.9 million, or 30.8% of sales, for the three months ended July 2, 2010. The $1.8 million decrease in gross profit in the three months ended July 1, 2011 as compared to the three months ended July 2, 2010 was primarily due to the $3.9 million of utilization of the net increase in cost basis of the inventory that resulted from purchase accounting in connection with Merger, as well as to the unfavorable impact of the strong Canadian dollar. These unfavorable factors were partially offset by higher shipment volume and the related improvement in operating efficiencies for the three months ended July 1, 2011.

Research and Development. Company-sponsored research and development expenses were $3.3 million, or 3.2% of sales, for the three months ended July 1, 2011, and $3.5 million, or 3.7% of sales, for the three months ended July 2, 2010. Customer-sponsored research and development expenses of $3.2 million for the three months ended July 1, 2011 decreased by approximately $0.8 million from the year ago period as development programs are transitioning to production.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	July 1,	July 2,
	2011	2010
	(Successor)	(Predecessor)
Company sponsored	$3.3	$3.5
Customer sponsored, charged to cost of sales	3.2	4.0
	$6.5	$7.5

Selling and Marketing. Selling and marketing expenses were $5.3 million, or 5.1% of sales, for the three months ended July 1, 2011, a $0.1 million increase from the $5.2 million, or 5.5% of sales, for the three months ended July 2, 2010.

General and Administrative. General and administrative expenses of $6.4 million, or 6.1% of sales, for the three months ended July 1, 2011 were essentially flat as compared to the $6.4 million, or 6.8% of sales, for the three months ended July 2, 2010.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. The $4.2 million increase in amortization of acquisition-related intangibles for the three months ended July 1, 2011 compared to the three months ended July 2, 2010 was due to the revaluation of intangible assets in connection with the Merger.

Strategic Alternative Transaction Expenses. Strategic alternative transaction expenses were $0.3 million for the three months ended July 1, 2011 and $3.6 million for the three months ended July 2, 2010. Strategic alternative transaction expenses for the three months ended July 2, 2010 comprised non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services that were rendered in connection with a merger agreement with Comtech Telecommunications Corp. (“Comtech”) that was terminated on September 7, 2010.

Interest Expense, Net (“Interest Expense”). Interest Expense was $6.8 million, or 6.5% of sales, for the three months ended July 1, 2011, a $3.0 million increase from the $3.8 million, or 4.0% of sales, for the three months ended July 2, 2010. The increase in interest expense for the three months ended July 1, 2011 was primarily due to the $170 million increase in debt obligations in connection with the Merger.

Income Tax Expense. We recorded income tax expense of $2.0 million for the three months ended July 1, 2011 and income tax expense of $1.6 million for the three months ended July 2, 2010. Income tax expense for the three months ending July 1, 2011 differs from income tax expense computed using the federal statutory rate of 35% primarily due to non-deductible Merger expenses and U.S. inclusion of foreign income and foreign tax rate differences. The effective tax rate for the three months ended July 2, 2010 was 27.1% and diverged from the federal and state statutory rate primarily due to discrete income tax benefits to true-up the fiscal year 2009 tax provision estimate to the filed fiscal year 2009 U.S. income tax return which decreased the effective tax rate by approximately 5%.

Net (Loss) Income. Net loss was $1.8 million, or negative 1.7% of sales, in the three months ended July 1, 2011 as compared to net income $4.2 million, or 4.5% of sales, in the three months ended July 2, 2010. The $6.0 million decrease in net income in the three months ended July 1, 2011 as compared to the three months ended July 2, 2010 was primarily due to: (1) Merger-related expenses, including higher intangible amortization and depreciation expense from the revaluation of assets and the utilization of the net increase in cost basis of inventory, (2) higher interest expense due to Merger refinancing, and (3) the unfavorable impact of the strong Canadian dollar. These unfavorable factors were partially offset by higher shipment volume and the related improvement in operating efficiencies, and lower strategic alternative transaction expenses.

EBITDA. EBITDA was $14.4 million, or 13.8% of sales, for the three months ended July 1, 2011 as compared to $12.3 million, or 13.1% of sales, for the three months ended July 2, 2010. The $2.1 million increase in EBITDA in the three months ended July 1, 2011 as compared to the three months ended July 2, 2010 was primarily due to higher gross profit from the increase in sales volume and the related improvement in operating efficiencies and lower strategic alternative transaction expenses; partially offset by the utilization of the net increase in cost basis of inventory and the unfavorable impact of the strong Canadian dollar.

Periods February 11, 2010 to July 1, 2011, October 2, 2010 to February 10, 2011, Nine Months Ended July 1, 2011 and Nine Months Ended July 2, 2010

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Fiscal Year
	2011									2010
	February 11, 2011			October 2, 2010			Nine Months Ended
	to July 1, 2011 (Successor)			to February 10, 2011 (Predecessor)			July 1, 2011 (Combined)			July 2, 2010 (Predecessor)		Increase (Decrease)
		% of			% of			% of			% of
	Amount	Sales		Amount	Sales		Amount	Sales		Amount	Sales	Amount
Sales	$164.0	100.0%		$124.2	100.0%		$288.2	100.0%		$265.0	100.0%	$23.2
Cost of sales (a)	121.1	73.8		91.4	73.6		212.5	73.7		185.9	70.2	26.6
Gross profit	42.9	26.2		32.8	26.4		75.8	26.3		79.1	29.8	(3.3)
Research and development	5.4	3.3		5.0	4.0		10.4	3.6		9.3	3.5	1.1
Selling and marketing	8.0	4.9		8.3	6.7		16.3	5.7		15.4	5.8	0.9
General and administrative	9.6	5.9		11.9	9.6		21.4	7.4		18.6	7.0	2.8
Amortization of acquisition-related intangible assets	7.3	4.5		1.0	0.8		8.3	2.9		2.1	0.8	6.2
Strategic alternative transaction expenses	9.1	5.5		4.7	3.8		13.8	4.8		3.8	1.4	10.0
Operating income	3.5	2.1		2.0	1.6		5.6	1.9		30.0	11.3	(24.4)
Interest expense, net	10.9	6.6		5.8	4.7		16.7	5.8		11.5	4.3	5.2
Loss on debt extinguishment, net	0.1	0.1		-	0.0		0.1	0.0		-	-	0.1
(Loss) income before taxes	(7.5)	(4.6)		(3.7)	(3.0)		(11.3)	(3.9)		18.5	7.0	(29.8)
Income tax expense	1.5	0.9		1.0	0.8		2.4	0.8		5.9	2.2	(3.5)
Net (loss) income	$(9.0)	(5.5	) %	$(4.7)	(3.8	) %	$(13.7)	(4.8	) %	$12.5	4.7%	$(26.2)
Other Data:
EBITDA (b)	$14.5	8.8%		$6.2	5.0%		$20.7	7.2%		$38.2	14.4%	$(17.5)

Note: Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for the period February 11, 2011 to July 1, 2011 includes $7.5 of utilization of the net increase in cost basis of inventory that resulted from purchase accounting in connection with the Merger.

(b)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that U.S. generally accepted accounting principles (“GAAP”) based financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•	EBITDA is a component of the measures used by our board of directors and management team to evaluate our operating performance;

•
our senior secured credit facilities contain a covenant that requires us to maintain a total leverage ratio that contains EBITDA as a component, and our management team uses EBITDA to monitor compliance with this covenant;

•	EBITDA is a component of the measures used by our management team to make day-to-day operating decisions;

•
EBITDA facilitates comparisons between our operating results and those of competitors with different capital structures and, therefore, is a component of the measures used by the management to facilitate internal comparisons to competitors’ results and our industry in general; and

•	the payment of management bonuses is contingent upon, among other things, the satisfaction by us of certain targets that contain EBITDA as a component.

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for or superior to, net income, cash flows from operating activities or other statements of operations or statements of cash flows data prepared in accordance with GAAP.

For a reconciliation of Net Income to EBITDA, see Note 13 of the accompanying unaudited condensed consolidated financial statements.

During the three months ended July 1, 2011, measurement period adjustments were made to fair values previously estimated for certain acquired assets and assumed liabilities in connection with the Merger. These measurement period adjustments represent updates made to the Merger’s preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up to one year from the Merger date (See Note 3 to the accompanying unaudited condensed consolidated financial statements). The impact of these measurement period adjustments have been retrospectively applied to Parent’s statement of operations for the period February 11, 2011 to April 1, 2011. This impact includes a decrease in sales of approximately $0.3 million, an increase in cost of sales of approximately $0.1 million, an increase in amortization of acquisition-related intangible assets of approximately $0.1 million, and an increase in income tax benefit of approximately $0.1 million. As a result of these changes, there is a net increase in net loss of approximately $0.4 million for the period February 11, 2011 to April 1, 2011.

Parent results for the period February 11, 2011 to July 1, 2011

Because our fundamental operations did not change as a result of the Merger, there were no significant changes in the underlying trends affecting our results of operations during the period of February 11, 2011 to July 1, 2011. Parent’s results of operations reflect the impacts of the Merger and related transactions as follows:

Gross Profit. Gross profit was $42.9 million, or 26.2% of sales. Gross profit reflects the $7.5 million of utilization of the net increase in cost basis of the inventory and an increase of $0.7 million in amortization of land lease and depreciation of property, plant and equipment that resulted from purchase accounting in connection with the Merger.

General and Administrative. General and administrative expenses were $9.6 million, or 5.9% of sales, which exclude stock compensation expense and include $0.9 million for Veritas Capital Fund Management L.L.C. (“Veritas Management”) advisory fees.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles of $7.3 million consists of purchase accounting charges for technology and other intangible assets and reflects a $6.2 million increase in amortization as a result of the revaluation of intangible assets in connection with the Merger.

Strategic Alternative Transaction Expenses. Strategic alternative transaction expenses of $9.1 million for the period February 11, 2011 to July 1, 2011 comprised Predecessor stock compensation expense and non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services, rendered in connection with the sale of Predecessor. Predecessor stock compensation expense of $5.2 million represents the amount of cash payments for the unvested portion of the stock awards for which vesting was accelerated as of the closing date of the Merger in accordance with the terms of the Merger Agreement.

Interest Expense, Net. Interest expense, net was $10.9 million, or 6.6% of sales, which reflects the effect of the $170 million increase in debt obligations in connection with the Merger.

Loss on Debt Extinguishment, Net. Loss on debt extinguishment, net of $0.1 million resulted from the retirement of debt obligations in connection with the Merger and reflects $0.6 million of bond tender fees and other related expenses, net of $0.5 million gain from debt repayment at less than fair value.

Nine Months Ended July 1, 2011 Compared to Nine Months Ended July 2, 2010

Sales. Our sales by market for nine months ended July 1, 2011 and July 2, 2010 are summarized as follows (dollars in millions):

	Nine Months Ended
	July 1, 2011		July 2, 2010		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$114.5	40%	$96.9	36%	$17.6	18%
Medical	49.9	17	54.6	21	(4.7)	(9)
Communications	97.7	34	90.4	34	7.3	8
Industrial	17.4	6	16.0	6	1.4	9
Scientific	8.7	3	7.1	3	1.6	23
Total	$288.2	100%	$265.0	100%	$23.2	9%

Sales of $288.2 million for the nine months ended July 1, 2011 were $23.2 million, or 9%, higher than sales of $265.0 million for the nine months ended July 2, 2010. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our sales in the radar and electronic warfare markets are for products for domestic and international defense and government end uses. The timing of the receipt of orders and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these markets increased approximately 18% from an aggregate of $96.9 million in the nine months ended July 2, 2010 to an aggregate of $114.5 million in the nine months ended July 1, 2011. The increase was primarily due to an approximately $12 million increase in sales of products to support a counter-IED program for which production shipments began in fiscal year 2011. Sales of products to support the Aegis weapons system and airborne electronic countermeasure programs increased, as well.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 9% decrease in sales of our medical products was primarily due to a decrease in sales of products to support MRI applications, largely because of the typically irregular timing and size of orders to support those applications. This decrease was partially offset by an increase in sales of products for x-ray imaging applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 8% increase in sales in the communications market was primarily attributable to increases in sales to support military communications applications, primarily tactical common data link (“TCDL”) products for intelligence, surveillance and reconnaissance (“ISR”) applications. In commercial communications, sales of products to support satellite news gathering and satellite and terrestrial broadcast applications also increased.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $1.4 million increase in sales of industrial products was primarily due to increased sales to support mass spectrometry, semi-conductor manufacturing and other industrial applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.6 million increase in scientific sales was the result of increased sales for various domestic and foreign scientific programs.

Gross Profit. Gross profit was $75.8 million, or 26.3% of sales, for the nine months ended July 1, 2011, a $3.3 million decrease from $79.1 million, or 29.8% of sales, in the nine months ended July 2, 2010. The decrease in gross profit for the nine months ended July 1, 2011 as compared to the nine months ended July 2, 2010 was primarily due to the $7.5 million of utilization of the net increase in cost basis of the inventory that resulted from purchase accounting in connection with Merger, as well as the unfavorable impact of the strong Canadian dollar. These unfavorable factors were partially offset by higher shipment volume and the related improvement in operating efficiencies in the nine months ended July 1, 2011.

Research and Development. Research and development expenses were $10.4 million, or 3.6% of sales, for the nine months ended July 1, 2011, a $1.1 million increase from $9.3 million, or 3.5% of sales, for the nine months ended July 2, 2010. The increase in research and development for the nine months ended July 1, 2011 is primarily due to increased investment for the development of communication amplifiers for commercial and military applications, the development of solid state and vacuum electron devices used in these amplifiers, and development efforts on medical x-ray generator and linear accelerator products.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Nine Months Ended
	July 1,	July 2,
	2011	2010
Company sponsored	$10.4	$9.3
Customer sponsored, charged to cost of sales	12.3	11.7
	$22.7	$21.0

Selling and Marketing. Selling and marketing expenses were $16.3 million, or 5.7% of sales, for the nine months ended July 1, 2011, a $0.9 million increase from the $15.4 million, or 5.8% of sales, for the nine months ended July 2, 2010. Selling and marketing expenses in the nine months ended July 1, 2011 include higher stock compensation expense of $0.3 million, primarily due to accelerated vesting of stock options in connection with the Merger, and higher consulting fees for trade and export compliance services.

General and Administrative. General and administrative expenses were $21.4 million, or 7.4% of sales, for the nine months ended July 1, 2011, a $2.8 million increase from the $18.6 million, or 7.0% of sales, for the nine months ended July 2, 2010. The increase in general and administrative expenses in the nine months ended July 1, 2011 was due to higher stock compensation expense of $1.8 million, primarily due to accelerated vesting of stock options in connection with the Merger, and $0.9 million for Veritas Management advisory fees.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. The $6.2 million increase in amortization of acquisition-related intangibles for the nine months ended July 1, 2011 compared to the nine months ended July 2, 2010 was due to the revaluation of intangible assets in connection with Merger.

Strategic Alternative Transaction Expenses. Strategic alternative transaction expenses were $13.8 million for the nine months ended July 1, 2011, a $10.0 million increase from the $3.8 million for the nine months ended July 2, 2010. Strategic alternative transaction expenses for the nine months ended July 1, 2011 comprised CPII stock compensation expense and non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services, rendered in connection with the sale of Predecessor. CPII stock compensation expense of $5.2 million represents the amount of cash payments for the unvested portion of the stock awards for which vesting was accelerated as of the closing date of the Merger in accordance with the terms of the Merger Agreement. Strategic alternative transaction expenses for the nine months ended July 2, 2010 comprised non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services that were rendered in connection with a merger agreement with Comtech that was terminated on September 7, 2010.

Interest Expense, Net (“Interest Expense”). Interest Expense of $16.7 million for the nine months ended July 1, 2011 was $5.2 million higher than Interest Expense of $11.5 million for the nine months ended July 2, 2010. The increase in Interest Expense for the nine months ended July 1, 2011 was primarily due to the $170 million increase in debt obligations in connection with the Merger.

Loss on Debt Extinguishment, Net (“Loss on Debt Extinguishment”). The Loss on Debt Extinguishment of $0.1 million in the nine months ended July 1, 2011 resulted from the retirement of debt obligations in connection with the Merger. The Loss on Debt Extinguishment comprises $0.6 million bond tender fees and other related expenses, net of $0.5 million gain from debt repayment at less than fair value.

Income Tax Expense. We recorded income tax expense of $2.4 million for the nine months ended July 1, 2011 and income tax expense of $5.9 million for the nine months ended July 2, 2010. The effective tax rate for the nine month period ending July 1, 2011 was a negative 21.7% and differs from the federal statutory rate of 35% primarily due to non-deductible Merger expenses and U.S. inclusion of foreign income and foreign tax rate differences, which on a combined basis increased the effective tax rate by approximately 59%. The effective tax rate for the nine months ended July 2, 2010 was 32.1% and diverged from the federal and state statutory rate primarily due to discrete income tax benefits, which decreased the effective tax rate by approximately 4%.

Net (Loss) Income. Net loss was $13.7 million, or negative 4.8% of sales, in the nine months ended July 1, 2011 as compared to net income of $12.5 million, or 4.7% of sales, in the nine months ended July 2, 2010. The $26.2 million decrease in net income in the nine months ended July 1, 2011 as compared to the nine months ended July 2, 2010 was primarily due to: (1) Merger-related expenses, including strategic alternative transaction expenses, higher intangible amortization and depreciation expense from the revaluation of assets, the utilization of the net increase in cost basis of inventory and the acceleration of stock compensation expense, (2) higher interest expense due to Merger refinancing, (3) the unfavorable impact of the strong Canadian dollar, and (4) the inclusion of Veritas management advisory fees. These unfavorable factors were partially offset by higher shipment volume and the related improvement in operating efficiencies and lower income tax expense.

EBITDA. EBITDA was $20.7 million, or 7.2% of sales, for the nine months ended July 1, 2011 as compared to $38.2 million, or 14.4% of sales, for the nine months ended July 2, 2010. The $17.5 million decrease in EBITDA for the nine months ended July 1, 2011 as compared to the corresponding period of fiscal year 2010 was due primarily to Merger-related expenses, including strategic alternative transaction expenses, the utilization of the net increase in cost basis of inventory and the acceleration of stock compensation expense, the unfavorable impact of the strong Canadian dollar, and the inclusion of Veritas Management advisory fees, partially offset by higher shipment volume and the related improvement in operating efficiencies.

Liquidity and Capital Resources

Overview

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and others that are related to uncertainties in the markets in which we compete and other global economic factors. We have historically financed, and intend to continue to finance, our capital and working capital requirements, including debt service and internal growth, through a combination of cash flows from our operations and borrowings under our senior secured credit facilities. Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures.

In connection with the Merger, in February 2011, we received funding through an equity contribution from the Veritas Fund, certain of its affiliates and certain CPII’s management and net proceeds from the offering of senior notes and borrowings under the new senior secured credit facilities into which we recently entered. We used a portion of the financial resources from the transactions to pay our previous long-term debt and related costs. We believe that cash flows from operations and availability under our new revolving credit facility included in the senior secured credit facilities will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months. We may need to incur additional financings to make strategic acquisitions or investments or if our cash flows from operations are less than we expect. We cannot assure you that financing will be available to us on acceptable terms or that financing will be available at all.

Our ability to make payments to fund working capital, capital expenditures, debt service, strategic acquisitions, joint ventures and investments will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Future indebtedness may impose various restrictions and covenants on us which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	July 1,	October 1,
	2011	2010
	(Successor)	(Predecessor)
Cash and cash equivalents	$31.9	$42.8
Working capital	$94.0	$44.8

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.5 million as of July 1, 2011, consisting of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of July 1, 2011, our total indebtedness was $363.5 million (excluding approximately $3.9 million of outstanding letters of credit). We also had an additional $26.1 million available for borrowing under our new revolving credit facility. Our liquidity requirements will be significant, primarily due to debt service requirements. Our cash interest paid for the periods February 11, 2011 to July 1, 2011, and October 2, 2010 to February 10, 2011 was $3.4 million and $6.4 million, respectively.

Our current most significant debt covenant compliance requirements are maintaining a maximum leverage ratio of 7.0:1 and a minimum cash interest ratio of 1.65:1. Our current leverage ratio is approximately 5.2:1 and our cash interest ratio is approximately 2.6:1.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Fiscal Year
	2011		2010
	February 11, 2011 to July 1, 2011	October 2, 2010 to February 10, 2011	Nine Months Ended July 2, 2010
	(Successor)	(Predecessor)	(Predecessor)
Net cash provided by operating activities	$7.3	$4.3	$22.5
Net cash used in investing activities	$(372.9)	$(2.5)	$(2.9)
Net cash provided by financing activities	$350.7	$2.2	$1.4
Net (decrease) increase in cash and cash equivalents	$(14.9)	$4.0	$21.0

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $7.3 million for the period February 11, 2011 to July 1, 2011 was attributable to net loss of $9.0 million, more than offset by depreciation, amortization and other non-cash charges of $16.3 million. Working capital accounts essentially offset each other for the period February 11, 2011 to July 1, 2011. Working capital uses of cash in the period February 11, 2011 to July 1, 2011 were an increase in accounts receivable due to increased sales and a decrease in advance payments from customers due to timing differences in billing and receipt of contract advances. The aforementioned uses of working capital were offset by an increase in accrued expenses as a result of higher interest accrual on a higher amount of debt, an increase in income tax payable, net, mainly due to the timing of estimated quarterly federal income tax payments, and an increase in accounts payable as a result of increased inventory purchases to support increased orders and the sales level anticipated for the following fiscal quarter.

Net cash provided by operating activities of $4.3 million for the period October 2, 2010 to February 10, 2011 was attributable to net loss of $4.7 million, more than offset by depreciation, amortization and other non-cash charges of $5.6 million and net cash provided by working capital of $3.4 million. The primary working capital sources of cash in the period October 2, 2010 to February 10, 2011 were a decrease in accounts receivable and an increase in advanced payments from customers. Accounts receivable decreased due to lower sales volume during the period preceding February 10, 2011 as compared to the sales volume during the period preceding October 1, 2010. Advance payments from customers increased due to an increase in certain sales orders, which allow for billings at the beginning of the contract term. The aforementioned working capital sources of cash were partially offset by an increase in inventories, a decrease in income tax payable, net, and a decrease in accounts payable. The increase in inventories resulted from increased inventory purchases to support increased orders and the sales level anticipated for the remaining quarters of fiscal year 2011. The decrease in income tax payable, net, primarily reflects tax payments made during the period and lower taxable income. Accounts payable decreased mainly due to timing of payments to trade vendors.

Net cash provided by operating activities of $22.5 million in the nine months ended July 2, 2010 was attributable to net income of $12.5 million, and depreciation, amortization and other non-cash charges of $10.9 million, partially offset by net cash used in working capital of $0.9 million. The primary working capital uses of cash in the nine months ended July 2, 2010 were an increase in inventories and a decrease in accounts payable. The increase in inventories resulted primarily from increased inventory purchases to support increased orders and the higher sales level that was anticipated for the fourth quarter of fiscal year 2010 and the first half of fiscal year 2011. The decrease in accounts payable was primarily due to timing of payments of vendor invoices. The aforementioned uses of working capital were partially offset by an increase in accrued liabilities due to costs incurred in connection with the terminated merger agreement with Comtech, increased payroll and paid-time off accruals and timing of interest payments. The uses of working capital were also partially offset by a decrease in accounts receivable due to the timing of billings and improved cash collections, and an increase in the product warranty liability.

Investing Activities

Investing activities for the period February 11, 2011 to July 1, 2011 comprised payment made for the acquisition of Predecessor for $370.5 million and capital expenditures of $2.5 million. Investing activities for the period October 2, 2010 to February 10, 2011 comprised capital expenditures of $2.4 million.

Investing activities for the nine months ended July 2, 2010 comprised mainly of capital expenditures.

Financing Activities

Net cash provided by financing activities for the period February 11, 2011 to July 1, 2011 consisted of (1) $208.6 million proceeds, net of debt issue costs, from issuance of $215.0 million aggregate principal amount of 8.00% senior notes due 2018; (2) $197.1 million net capital contributions from Holding LLC; and (3) $143.8 million proceeds, net of debt issue costs and issue discount, from borrowings under a $150.0 million six-year term loan facility. The term loan is part of our senior secured credit facilities, which also include a $30.0 million five-year revolving credit facility that includes sub-limits for letters of credit and swingline loans. The revolver was undrawn (other than for approximately $3.9 million of outstanding letters of credit). Net cash provided by financing activities was partially offset by our purchase or redemption of all of Predecessor's then-existing outstanding senior subordinated notes of $117.0 million and floating rate senior notes of $12.0 million and repayment of the outstanding indebtedness of $66.0 million under Predecessor's then existing senior credit facilities. Net cash provided by financing activities was further offset by $3.1 million cash paid for additional new debt issue costs and $0.7 million repayment on the new term loan. See Note 6, Long-term Debt, to the accompanying unaudited condensed consolidated financial statements for details on the new debt.

Net cash provided by financing activities for the period October 2, 2010 to February 10, 2011   consisted of proceeds of $0.4 million and tax benefits of $2.2 million from employee stock purchases and exercise of stock options, including those for which vesting was accelerated pursuant to the Merger, offset by the payment of fees and expenses for an amendment to our senior credit facilities of $0.4 million.

Net cash provided by financing activities for the nine months ended July 2, 2010 was attributable to $0.6 million in proceeds from employee stock purchases and $0.8 million in proceeds and tax benefit from employee stock option exercises.

Contractual Obligations

The following table summarizes our significant contractual obligations as of July 1, 2011 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2011 (remaining three months)	2012 - 2013	2014 - 2015	Thereafter
Operating leases	$5,736	$344	$2,133	$884	$2,375
Purchase commitments	31,565	18,598	12,967	-	-
Debt obligations	364,250	375	3,000	3,000	357,875
Interest on debt obligations	164,599	6,235	50,094	49,790	58,480
Uncertain tax positions	7,814	2,983	4,831	-	-
Total cash obligations	$573,964	$28,535	$73,025	$53,674	$418,730
Standby letters of credit	$3,935	$3,935

We are committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. The purchase commitments are primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation

The amounts for debt obligations and interest on debt obligations in the above table assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, (2) that interest rates in effect on July 1, 2011 remain constant for future periods, and (3) a debt level based on mandatory repayments according to the contractual amortization schedule.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the timing of payments and actual amounts paid may be different.

As of July 1, 2011, there were no material changes to our other contractual obligations from what we disclosed in Predecessor’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010 filed with Securities and Exchange Commission. See also Note 8 of the accompanying unaudited condensed consolidated financial statements for details on certain of our contingencies.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the periods from February 11, 2011 to July 1, 2011 and October 2, 2010 to February 10, 2011 were $2.5 million and $2.4 million, respectively. Total capital expenditures for fiscal year 2011 are expected to be approximately $7.0 to $8.0 million and include approximately $2.0 million to be funded by a customer sales contract.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of July 1, 2011, we had fixed rate senior notes of $215.0 million due in 2018, bearing interest at 8% per year and a $148.5 million (net of $0.7 million unamortized original issue discount) term loan under our senior secured credit facilities due in 2017. Our variable rate debt is subject to changes in the LIBOR rate. As of July 1, 2011, the variable interest rate on the term loan under the senior secured credit facilities was 5.0%.

Prior to the date of the Merger, we used derivative instruments in order to manage interest costs and risk associated with our long-term debt. Under the provisions of Financial Accounting Standards Board (“FASB”) ASC 815, “Derivatives and Hedging,” the interest rate swap contract with an original effective date of June 2011 was originally designated and qualified as a cash flow hedge of interest rate risk. In connection with the repayment of our prior term loan, the interest rate swap was settled in February 2011, whereby we paid $0.5 million. Consequently, we recorded $0.4 million loss in “interest expense, net” in the condensed consolidated statements of operations and comprehensive income for the period October 2, 2010 to February 10, 2011 to reflect the termination of the hedge.

We performed a sensitivity analysis to assess the potential loss in future earnings that a 10% increase in the variable portion of interest rates over a one-year period would have on our term loan under our senior secured credit facilities. The impact was determined based on the hypothetical change from the end of period market rates over a period of one year and would result in no change in future interest expense as a 10% increase in the current variable interest rate would not increase the rate above the “LIBOR floor” in the senior secured credit facilities.

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by ASC 815. The unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the condensed consolidated balance sheets. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative in the condensed consolidated statements of operations. The time value was not material for all periods presented. No ineffective amounts were recognized due to hedge ineffectiveness for the three months ended July 1, 2011 and in the periods February 11, 2011 to July 1, 2011 and October 2, 2010 to February 10, 2011. The gain recognized in general and administrative expenses due to hedge ineffectiveness for the three and nine months ended July 2, 2010 was zero and $0.1 million, respectively.

As of July 1, 2011, we had entered into Canadian dollar forward contracts for approximately $20.6 million (Canadian dollars), or approximately 56% of estimated Canadian dollar denominated expenses for July 2011 through March 2012, at an average rate of approximately 1.01 U.S. dollar to one Canadian dollar. We estimate the impact of a 1 cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

At July 1, 2011, the fair value of foreign currency forward contracts was a short-term asset of $0.5 million (prepaid and other current assets).

Item 4.              Controls and Procedures

Management, including our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of, that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II:  OTHER INFORMATION

Item 1.              Legal Proceedings

See Note 8, Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A.   Risk Factors

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 1, 2010. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2010 Form 10-K.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              (Removed and Reserved)

Item 5.              Other Information

    None.

Item 6.              Exhibits
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the CPI International Holding Corp. Report on Form 10-Q for the quarter ended July 1, 2011, filed with the Securities and Exchange Commission on August 19, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 1, 2011 and October 1, 2010, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended July 1, 2011 and July 2, 2010, (iii) Condensed Consolidated Statements of Operations and Comprehensive Income for the Periods February 11, 2011 to July 1, 2011, October 2, 2010 to February 10, 2011 and Nine Months Ended July 2, 2010, (iv) Condensed Consolidated Statements of Cash Flows for the Periods February 11, 2011 to July 1, 2011, October 2, 2010 to February 10, 2011 and Nine Months Ended July 2, 2010, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL HOLDING CORP.

Dated: August 19, 2011	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)