Form 10-Q/A
period 2011-07-01
CPI International Holding Corp.
filed 2011-08-19
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The purpose of the Form 10-Q/A to CPI International Holding Corp’s quarterly report of Form 10-Q for the quarter ended July 1, 2011, filed with the Securities and Exchange Commission on August 19, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.              Exhibits

    The following is a complete list of exhibits filed as part of this Form 10-Q/A.

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.	Previously filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.	Previously filed
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed
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