Form 10-K
period 2011-09-30
CPI International Holding Corp.
filed 2011-12-08
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission file number: 333-173372-07

CPI International Holding Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	90-0649687 (I.R.S. Employer Identification No.)
811 Hansen Way, Palo Alto, California 94303 (Address of Principal Executive Offices and Zip Code)
(650) 846-2900 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.			Yes ☐ No ☒
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐
   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒
   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐ No ☒
   Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of December 8, 2011, 1,000 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

CPI INTERNATIONAL HOLDING CORP.

EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 12.1
EXHIBIT 21.1
EXHIBIT 24.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Cautionary Statements Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

The information in this report is not a complete description of our business or the risks and uncertainties associated with an investment in our securities. Prospective investors should carefully consider the various risks and uncertainties that impact our business and the other information in this report and in our other filings with the SEC before deciding to invest in our securities or to maintain or increase such investment.

PART I

Item 1,    Business

Our Company

CPI International Holding Corp., headquartered in Palo Alto, California (“Successor” or “Parent”),  is the parent company of CPI International, Inc. (“CPII”), which in turn is a parent company of Communications & Power Industries LLC (“CPI”), a provider of microwave, radio frequency (“RF”), power and control products for applications in the defense, communications, medical and scientific industries. We develop, manufacture and distribute products used to generate, amplify, transmit and receive high-power/high-frequency microwave and RF signals and/or provide power and control for various defense and commercial applications. Our products are used for transmitting radar signals for threat tracking and navigation; transmitting decoy and jamming signals for electronic warfare; transmitting and amplifying voice, data and video signals for broadcasting, data links, the Internet, flight testing and other types of communications; providing power and control for medical diagnostic imaging; generating microwave energy for radiation therapy in the treatment of cancer; and for various industrial and scientific applications.

We have an extensive portfolio of more than 4,500 products that includes a wide range of vacuum electron devices (“VEDs”), satellite communications (“satcom”) amplifiers, medical x-ray generators, advanced antenna technology, solid state devices, and various electronic power supply and control equipment.

We estimate that our products are currently installed on more than 125 United States defense systems and more than 180 commercial systems. Both defense and commercial applications require the generation, control and transmission of high-power and high-frequency microwave and RF signals for which VED products are the most efficient technology. Our products are elements of U.S. and foreign military programs and platforms, including numerous airborne, ship-bourne and ground-based platforms. In addition to our strong presence in defense applications, we have successfully applied our key technologies to commercial end markets, including communications, medical, industrial and scientific applications, which provide us with a diversified base of sales. Revenues during fiscal year 2011 were split approximately evenly between defense and commercial applications.

We believe that the majority of our VED products are consumable with an average life of between three and seven years, and once they are installed in original equipment, they generate recurring sales of spares and repairs. We regularly work with our customers, often utilizing customer-funded R&D programs to create and upgrade customized products with enhanced bandwidth, power and reliability. We estimate that approximately 33% of our total sales for fiscal year 2011 were generated from sales of spares and repairs, including upgraded replacements for existing products, providing us with a relatively stable business that is less vulnerable to dramatic shifts in market conditions. In addition, in fiscal year 2011, we generated approximately 59% of our total sales from products for which we believe, based on information we collect during the ordering process, that we were the only supplier solicited by the applicable customers to provide such products.

We are organized into six divisions operating five manufacturing facilities in North America: Microwave Power Products Division (Palo Alto, California), Beverly Microwave Division (Beverly, Massachusetts), Satcom Division (Ontario, Canada), Communications & Medical Products Division (Ontario, Canada), Econco Division (Woodland, California) and Malibu Division (Camarillo, California). We sell and service our products to customers globally through our internal sales, marketing and service force of 148 professionals and 55 external sales organizations. Products are sold directly to the U.S. Department of Defense (“DoD”), foreign military services and commercial customers, as well as to original equipment manufacturers (“OEMs”) and systems integrators for ultimate sales to those customers. The U.S. Government is our only customer that accounted for more than 10% of our sales in fiscal year 2011. Approximately 40%, 34% and 33% of our sales in our 2011, 2010 and 2009 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors.

For the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011, we generated total sales of $264.5 million and $124.2 million, net loss of $6.5 million and $4.7 million and Adjusted EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization, certain unusual or non-recurring items and certain non-cash items) of $47.0 million and $15.4 million, respectively. See Item 6, “Selected Financial Data,” for additional information regarding Adjusted EBITDA.

Merger

On February 11, 2011, CPI International LLC (formerly, CPI International, Inc., “Predecessor”), then a Delaware corporation and publicly traded company, completed its merger with Catalyst Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of CPII (formerly, CPI International Acquisition, Inc.), a Delaware corporation, whereby Merger Sub merged with and into Predecessor (the “Merger”), with Predecessor continuing as the surviving corporation and a wholly owned subsidiary of CPII. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of November 24, 2010, among Predecessor, CPII and Merger Sub (the “Merger Agreement”). Immediately following the consummation of the Merger and related transactions, Predecessor was converted into a limited liability company and liquidated, and CPI International Acquisition, Inc. changed its name to CPI International, Inc. See Note 3, Business Combination, to the accompanying consolidated financial statements for more information about the Merger. All references herein to fiscal year 2011 represent the combined operations of Predecessor from October 2, 2010 to February 10, 2011 and Successor from February 11, 2011 to September 30, 2011.

In connection with the Merger, CPII issued $215 million aggregate principal amount of 8% senior notes due 2018 and entered into senior secured credit facilities comprised of a $150.0 million six-year term loan facility and a $30.0 million five-year revolving credit facility. In addition, shortly after the date of the Merger, Predecessor purchased or redeemed all of its then-existing outstanding senior subordinated notes and floating rate senior notes and repaid its outstanding indebtedness under the then-existing senior credit facilities. See Note 6, Long-term Debt, to the accompanying consolidated financial statements for details.

As used herein, unless the context indicates or otherwise requires, (i) for periods prior to the Merger, the terms “we,” “us,” “our” and the “Company” refer to Predecessor and its consolidated subsidiaries, and for periods after the Merger, the terms refer to Successor, its consolidated subsidiaries and, where the context so requires, its direct and indirect parent companies, (ii) the term “Veritas Fund” refers to The Veritas Capital Fund IV, L.P. and (iii) the terms “Veritas Capital” and “Sponsor” refer collectively to The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and their affiliates, including CICPI Holdings LLC. CPII’s parent, CPI International Holding LLC (“Holding LLC”), owns all of the outstanding common stock of Parent, which in turn owns all of the outstanding common stock of CPII, which in turn owns all of the outstanding equity interests of CPI (formerly, Communications & Power Industries, Inc.) and Communications & Power Industries Canada Inc. (“CPI Canada”), CPII’s main operating subsidiaries. Holding LLC, Parent and CPII are holding companies with no material assets or operations other than their respective direct or indirect equity interests in CPI and CPI Canada and activities related thereto.

Markets

We serve five end markets: the radar and electronic warfare (or defense), communications, medical, industrial and scientific markets. Certain of our products are sold in more than one end market depending on the specific power and frequency requirements of the application and the physical operating conditions of the end product. End-use applications of these systems include:

•	the transmission of radar signals for navigation and location;

•	the transmission of deception signals for electronic countermeasures;

•	the transmission, reception and amplification of voice, data and video signals for broadcasting, data links, Internet, flight testing and other types of commercial and military communications;

•	providing power and control for medical diagnostic imaging;

•	generating microwave energy for radiation therapy in the treatment of cancer; and

•	generating microwave energy for various industrial and scientific applications.

Our end markets are described below.

Radar and Electronic Warfare Market (Defense)

Approximately half of our product sales for fiscal year 2011 were for U.S. and foreign government and military end use. We are one of three companies in the U.S. that have the facilities and expertise to produce a broad range of high-power microwave products customized to the demanding specifications required for advanced military applications.

We supply products used in various types of military radar systems, including search, fire control, tracking and weather radar systems. In radar systems, our products are used to generate or amplify electromagnetic energy pulses, which are transmitted via the radar system’s antenna through the air until they strike a target. The return “echo” is read and analyzed by the receiving portion of the radar system, which then enables the user to locate and identify the target. Our products have been an integral element of radar systems for more than five decades.

We supply microwave power amplifiers for electronic warfare programs. Electronic warfare systems provide protection for ships, aircraft and high-value land targets against radar-guided weapons by interfering with, deceiving or disabling the threats. Electronic warfare systems include onboard electronic equipment, pods that attach under aircraft wings and expendable decoys. Within an electronic warfare system, our components amplify low-level incoming signals received from enemy radar or enemy communications systems and amplify or modify those signals to enable the electronic warfare system either to jam or deceive the threat. We believe that we are a leading provider of microwave power sources for electronic warfare systems, having sold thousands of devices for those systems and having a sole provider position in products for certain high-power phased array systems and expendable decoys. Electronic warfare programs also include devices and subsystems being developed or supplied for high-power microwave applications, such as systems to disable and destroy IEDs and Active Denial (a system that uses microwave energy to deter unfriendly personnel). Many of the electronic warfare programs on which we are a qualified supplier are well-entrenched current programs for which we believe that there is ongoing demand.

Our radar and electronic warfare products include microwave and power grid sources, microwave amplifiers, solid-state amplifiers, receiver protectors and multifunction integrated microwave assemblies, as well as complete transmitter subsystems consisting of the microwave amplifier, power supply and control system. Our product offering in the radar and electronic warfare market also includes advanced antenna systems for radar and radar simulators. Our products are used in airborne, UAVs, ground and shipboard radar systems. We believe that we are a leading provider of power grid and microwave power sources for government radar and electronic warfare applications, with an installed base of products on more than 125 systems and a sole provider position in numerous landmark programs. Key defense platforms on which we provide components include the Aegis Combat System; Phalanx and Hawk radar systems; ALE-50 airborne and MK-53 NULKA shipboard decoy systems; SIRFC on-board jamming system; Jackal counter-IED program; and many of the U.S. military radar and electronic warfare systems in service.

Our sales in the radar and electronic warfare market, which we also call our defense market, were $151.9 million, $131.6 million and $135.9 million in fiscal years 2011, 2010 and 2009, respectively. On average for the past three fiscal years, approximately 54% of our sales in the radar and electronic warfare market have been generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products.

As a provider of products for U.S. Government and military end use, we are subject to certain risks particular to such activities. For example, the U.S. Government has the ability to terminate or modify our contracts and to audit our contract-related costs and fees. In addition, we are subject to additional laws and regulations as a U.S. Government contractor as well as possible false claim suits and “qui tam” or “whistleblower” suits. We also are a sole provider of some business to the U.S. Government that may be subject to competitive bidding in the future. For additional information regarding these risks, see “Risk Factors—Risks Relating To Our Business—We are subject to risks particular to companies supplying defense-related equipment and services to the U.S. Government. The realization of any of these risks could cause a loss of or decline in our sales to the U.S. Government.”

Medical Market

Within the medical market, we focus on diagnostic and treatment applications. For diagnostic applications, we provide products for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and other applications. For these applications, we provide x-ray generators, subsystems, software and user interfaces, including state-of-the-art, high-efficiency, compact power supplies and modern microprocessor-based controls and operator consoles for diagnostic imaging.

X-ray generators are used to generate and control the electrical energy being supplied to an x-ray VED and, therefore, control the dose of radiation delivered to the patient during an x-ray imaging procedure. In addition, these x-ray generators include a user interface to control the operation of the equipment, including exposure times and the selection of the anatomic region of the body to be examined. These generators are interfaced with, and often power and control, auxiliary devices, such as patient positioners, cameras and automatic exposure controls, to synchronize the x-ray examination with this other equipment.

For treatment applications, we provide klystron VEDs and electron guns for high-end radiation therapy machines. Klystrons provide the microwave energy to accelerate a beam of energy toward a cancerous tumor.

Sales in the medical market were $68.0 million, $70.2 million and $61.2 million in fiscal years 2011, 2010 and 2009, respectively.

Radiotherapy treatment sales have grown in the last several years as major suppliers of therapy equipment have introduced a number of key technological advances that enable their equipment to treat a greater number of oncology-related problems. We believe this trend will drive continued growth in demand for our products.

For many years, we have been the sole provider of klystron high-power microwave devices to Varian Medical Systems Inc.’s oncology systems division for use in its High Energy Clinac® radiation therapy machines for the treatment of cancer, and we expect this relationship to continue. We also provide x-ray generators for use on the On-Board Imager accessory for the Clinac and Trilogy™ medical linear accelerators. This automated system for image-guided radiation therapy uses high-resolution x-ray images to pinpoint tumor sites. Recently, we have also begun providing x-ray generators for use on the TrueBeam™ radiotherapy systems for the treatment of cancer. More than 6,000 of Varian Medical Systems’ medical linear accelerators for cancer radiotherapy are in service around the world, delivering more than 30 million cancer treatments each year.

The market for our x-ray generators and associated products is broad, ranging from dealers who buy only a few generators per year, up to large OEMs who buy hundreds per year. We sell our x-ray generators and associated equipment worldwide and have been growing both our geographic presence and our product portfolio. We have introduced new products, including x-ray generators with image processing systems, to assist customers in their migration from film-based radiology systems to digital radiology systems. We believe that we are one of the leading independent supplier of x-ray generators in the world, and we believe that this market provides continued long-term growth opportunities for us.

We have traditionally focused on hospital, or “mid- to high-end,” applications, and we believe that we have become a premier supplier to this part of the market. There also exists substantial demand for “lower-end” applications, and, in recent years, we have introduced families of products that allow us to participate more fully in this part of the market.

Communications Market

In the communications market, we provide microwave and millimeter-wave amplifiers for commercial and military communications links for broadcast, video, voice and data transmission. Our sales in the communications market were $134.7 million, $124.0 million and $106.4 million in fiscal years 2011, 2010 and 2009, respectively. The communications market is the most dynamic of our end markets, and sales can vary significantly from quarter to quarter due, in part, to the timing and size of our shipments for specific programs during a particular quarter, including, for example, infrastructure programs for commercial direct-to-home or broadband satellite communications applications and military satellite communications programs. Historically, we have focused primarily on commercial communications applications, but in recent years, we have expanded our focus to include military communications applications, as we believe that there is a significant and growing market for our products for these applications. Military communications applications now make up a growing portion of our total communications business, and approximately 37%  of our total communications sales in fiscal year 2011 were for military communications purposes.

Our commercial communications programs include satellite, terrestrial broadcast and over-the-horizon applications. Our military communications programs include satellite, data link and over-the-horizon communications applications. For satellite, terrestrial broadcast, data link and over-the-horizon communications applications, our products amplify and transmit signals within an overall communications system:

•
Ground-based satellite communications transmission systems use our products to enable the transmission of microwave signals, carrying either analog or digital information, from a ground-based station to the transponders on an orbiting satellite by boosting the power of the low-level original signal to desired power levels for transmission over hundreds or thousands of miles to the satellite. The signal is received by the satellite transponder, converted to the downlink frequency and retransmitted to a ground-based receiving station.

The majority of our communications products are sold into the satellite communications market. We estimate that we have a worldwide installed base of approximately 30,000 amplifiers. We believe that we are a leading producer of power amplifiers, amplifier subsystems and high-power microwave devices for satellite uplinks, and that we offer one of the industry’s most comprehensive lines of satellite communications amplifiers, with offerings for virtually every currently applicable frequency and power requirement for both fixed and mobile satellite communications applications in the military and commercial arena. We believe our technological expertise, our well-established worldwide service network and our ability to design and manufacture both the fully integrated amplifier and either the associated high-power microwave device or the solid-state RF device allow us to provide a superior overall service to our customers.

We are participating in satellite communications growth areas, including: amplifiers for the gigahertz (GHz) band (Ka-band), which is one of the major satellite communications growth areas for both commercial and military applications; the growing application worldwide of conventional and high-definition television for direct-to-home satellite broadcast; the use of satellite communications for broadband data communications; and specialized amplifiers for the military communications market.

We believe satellite communication will be a critical element for supplying real time, high data-rate communications, intelligence and battlefield information to the front-line soldier. We currently provide satellite communication amplifiers for military platforms, such as the Warfighter Information Network – Tactical (“WIN-T”) and Navy Multiband Terminal (“NMT”) systems.

•
Terrestrial broadcast systems use our products to amplify and transmit signals, including television and radio signals at very high frequencies (“VHF”) and ultra high frequencies (“UHF”), or other signals at a variety of frequencies. Through the years, we have established a customer base of several thousand customers in the broadcast market, providing us with opportunities for replacement, spares, upgrade and rebuilding business.

•
Data link communications systems use our products to transmit and receive real-time command and control, intelligence, surveillance and reconnaissance (“ISR”) data between airborne platforms, including UAVs and manned airborne platforms, and their associated ground-based and ship-based terminals via high-bandwidth digital data links. Our products are on the airborne and ground nodes of the tactical common data link (“TCDL”) network for various platforms. We currently provide the data links for several major UAV platforms and the Apache attack helicopter.

•
Over-the-horizon (also referred to as “troposcatter”) systems use our high-power amplifiers and traveling wave tubes to send a signal through the atmosphere, bouncing the signal off the troposphere, the lowest atmospheric layer, and enabling receipt of the signal tens of miles to hundreds of miles away. These systems transmit voice, video and data signals without requiring the use of a satellite, providing an easy-to-install, relocatable and cost-efficient alternative to satellite-based communications.

Industrial Market

The industrial market includes applications for a wide range of systems used for material processing, instrumentation and voltage generation. We offer a number of specialized product lines to address this diverse market. We produce fully integrated amplifiers that include the associated high-power microwave devices used in instrumentation applications for electromagnetic interference and compatibility testing. Our products are also installed in the power supply modules of industrial equipment using RF energy to perform pipe and plastic welding, textile drying and semiconductor wafer fabrication. We have a line of industrial RF generators that use high-power microwave technology for various industrial heating and material processing applications. Our sales in the industrial market were $22.7 million, $23.6 million and $20.2 million in fiscal years 2011, 2010 and 2009, respectively.

Scientific Market

The scientific market consists primarily of equipment used in reactor fusion programs and accelerators for the study of high-energy particle physics, referred to as “Big Science.” Generally, in scientific applications, our products are used to generate high levels of microwave or RF energy to accelerate a beam of electrons in order to study the atom and its elementary particles. Our products are also used in research related to the generation of electricity from fusion reactions. Our sales in the scientific market were $11.4 million, $11.0 million and $9.2 million in fiscal years 2011, 2010 and 2009, respectively.

Geographic Markets

We sell our products in approximately 80 countries. In fiscal year 2011, sales to customers in the U.S., Europe and Asia accounted for approximately 68%, 15% and 14% of our total sales, respectively. No country other than the U.S. accounted for more than 10% of our sales in fiscal year 2011. See “Sales, Marketing and Service.” For financial information about geographic areas, see Note 15 to the accompanying consolidated financial statements.

Products

We have an extensive portfolio of over 4,500 products that includes a wide range of microwave and power grid VEDs, in addition to products, such as:

•	satellite communications amplifier subsystems;

•	radar and electronic warfare subsystems;

•	specialized antenna subsystems;

•	solid-state integrated microwave assemblies;

•	medical x-ray generators and control systems;

•	modulators and transmitters; and

•	various electronic power supply and control equipment and devices.

Additionally, we have developed complementary, more highly integrated, subsystems that contain additional integrated components for medical imaging and for satellite communications applications. These integrated subsystems generally sell for higher prices.

Generally, our products are used to:

•	generate or amplify (multiply) various forms of electromagnetic energy (these products are generally referred to as VEDs, vacuum electron devices, or simply as devices);

•	transmit, direct, measure and control electromagnetic energy;

•	provide the voltages and currents to power and control devices that generate electromagnetic energy; or

•	provide some combination of the above functions.

VEDs were initially developed for defense applications but have since been applied to many commercial markets. We use tailored variations of this key technology to address the different frequency and power requirements in each of our target markets. Generally our VED products derive from, or are enhancements to, the original VED technology on which our company was founded. Most of our other products were natural offshoots of the original VED technology and were developed in response to the opportunities and requirements in the market for more fully integrated products and services. The type of device selected for a specific application is based on the operating parameters required by the system.

We sell several categories of VEDs, including:

•
Klystrons and gyrotrons:  Klystrons are typically high-power VEDs that operate over a narrow range of frequencies, with power output ranges from hundreds of watts to megawatts and frequencies from 500 kilohertz (KHz) to over 30 GHz. We produce and manufacture klystrons for a variety of radar, communications, medical, industrial and scientific applications. Gyrotron oscillators and amplifiers operate at very high power and very high frequencies. Power output of one megawatt has been achieved at frequencies greater than 100 GHz. These devices are used in areas such as fusion research, electronic warfare and high-resolution radar.

•
Helix traveling wave tubes:  Helix traveling wave tubes are VEDs that operate over a wide range of frequencies at moderate output power levels (tens of watts to thousands of watts). These devices are ideal for terrestrial and satellite communications and electronic warfare applications.

•
Coupled cavity traveling wave tubes:  Coupled cavity traveling wave tubes are VEDs that combine some of the power generating capability of a klystron with some of the increased bandwidth (wider frequency range) properties of a helix traveling wave tube. These amplifiers are medium bandwidth, high-power devices, with power output levels that can be as high as one megawatt. These devices are used primarily for high-power and multi-function radars, including frontline radar systems.

•
Magnetrons:  Magnetron oscillators are VEDs capable of generating high-power output at relatively low cost. Magnetrons generate power levels as high as 20 megawatts and cover frequencies up to the 40 GHz range. We design and manufacture magnetrons for radar, electronic warfare and missile programs within the defense market. Shipboard platforms include search and air traffic control radar on most aircraft carriers, cruisers and destroyers of NATO-country naval fleets. Ground-based installations include various military and civil search and air traffic control radar systems. We are also a supplier of magnetrons for use in commercial weather radar. Potential new uses for magnetrons include high-power microwave systems for disruption of enemy electronic equipment and the disabling or destruction of roadside bombs and other IEDs.

•
Cross-field amplifiers:  Cross-field amplifiers are VEDs used for high-power radar applications because they have power output capability as high as 10 megawatts. Our cross-field amplifiers are primarily used to support radar systems on the Aegis weapons used by the U.S. Navy and select foreign naval vessels. We supply units both for new ships and for replacements on existing ships.

•
Power grid devices:  Power grid devices are lower frequency VEDs that are used to generate, amplify and control electromagnetic energy. These devices are used in commercial and military communications systems and radio and television broadcasting. We also supply power grid devices for the shortwave broadcast market and for MRI and other applications for the medical market. Our products are also widely used in equipment that serves the industrial markets, such as textile drying, pipe welding and semiconductor wafer fabrication.

In addition to VEDs, we also sell:

•
Microwave transmitter subsystems:  Our microwave transmitter subsystems are integrated assemblies built primarily around our VED products. These subsystems incorporate specialized high-voltage power supplies to power the VED, plus cooling and control systems that are uniquely designed to work in conjunction with our devices to maximize life, performance and reliability. Microwave transmitter subsystems are used in a variety of defense and commercial applications. Our transmitter subsystems are available at frequencies ranging from one GHz all the way up to 100 GHz and beyond.

•
Satellite communications amplifiers:  Satellite communications amplifiers provide integrated power amplification for the transmission of voice, broadcast, data, Internet and other communications signals from ground stations to satellites in all frequency bands. We provide a broad line of complete, integrated satellite communications amplifiers that consist of a VED or solid-state microwave amplifier, a power supply to power the device, radio frequency conditioning circuitry, cooling equipment, electronics to control the amplifier and enable it to interface with the satellite ground station, and a cabinet. These amplifiers are often combined in sub-system configurations with other components to meet specific customer requirements. We offer amplifiers both for defense and for commercial applications. Our products include amplifiers based on helix and coupled cavity traveling wave tubes, klystrons, solid-state devices and millimeter-wave devices.

•
Receiver protectors and control components:  Receiver protectors are used in the defense market in radar systems to protect sensitive receivers from extraneous high-power signals, thereby preventing damage to the receiver. We have been designing and manufacturing receiver protector products for more than 50 years. We believe that we are the world’s largest manufacturer of receiver protectors and the only manufacturer offering the full range of available technologies. We also manufacture a wide range of other components used to control the RF energy in the customer’s system. Our receiver protectors and control components are integrated into prominent fielded military programs. As radar systems have evolved to improve performance and reduce size and weight, we have invested in solid-state technology to develop the microwave control components to allow us to offer more fully integrated products, referred to as multifunction assemblies, as required by modern radar systems.

•
Medical x-ray imaging systems:  We design and manufacture x-ray generators for medical imaging applications. These consist of power supplies, cooling, control and display subsystems that drive the x-ray equipment used by healthcare providers for medical imaging. The energy in an x-ray imaging system is generated by an x-ray tube which is another version of a VED operating in a different region of the electromagnetic spectrum. These generators use the high-voltage and control systems expertise originally developed by us while designing power systems to drive our other VEDs. We also provide the electronics and software subsystems that control and tie together much of the other ancillary equipment in a typical x-ray imaging system. We have recently introduced x-ray generators with imaging processing systems to assist our customers in their migration from film-based radiology systems to digital radiology systems.

•
Antenna systems:  We design and manufacture antenna systems for a variety of applications, including, radar, electronic warfare, communications and telemetry. Along with a variety of antenna types, including phased array, edge and tilt scanning antennas, conformal electronic scanning antennas, stabilized shipboard tracking antennas and our trademark FLAPS (“Flat Parabolic Surface”) antennas, the antenna systems also include the highly efficient harmonic drive pedestals used to support them. The antenna systems used on airborne, shipboard and ground-based platforms are designed to enable high performance, high data rate transmission at frequencies ranging from one GHz to 100GHz.

•
Solid-state products: We design and manufacture a wide variety of solid-state products for a number of applications, including defense, communications and scientific applications. These products include, but are not limited to, power amplifiers, upconverters, pulse compression assemblies, voltage controlled oscillators, high-power solid-state switches, phase shifters, PIN diode attenuators, limiters and low noise amplifiers. In the communications market, these products are specifically designed to address the demanding needs of the steadily growing commercial and government satcom on the pause/move (“SOTP/M”) applications, which are providing highly mobile interconnectivity on a global basis. Our solid-state products extend from microwave to state-of-the-art millimeter-wave frequencies, and are based on both gallium arsenide and leading-edge gallium nitride technology so that customers may employ the optimal solution for these applications.

Backlog

As of September 30, 2011, we had an order backlog of $247.3 million compared to an order backlog of $241.9 million as of October 1, 2010. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is reduced when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Historically, however, the amount of modifications and terminations has not been material compared to total contract volume. Approximately 90% of our backlog as of September 30, 2011 is expected to be filled within fiscal year 2012.

Sales, Marketing and Service

Our global distribution system provides us with the capability to introduce, sell and service our products worldwide. Our distribution system primarily uses our direct sales professionals throughout the world. We have direct sales offices throughout North America, Europe, Asia, Australia and South America. As of September 30, 2011, we had 148 direct sales, marketing and technical support individuals on staff. Our wide-ranging distribution capabilities enable us to serve our growing international markets, which accounted for approximately 32% of our sales in fiscal year 2011.

Our sales professionals receive extensive technical training and focus exclusively on our products. As a result, they are able to provide knowledgeable assistance to our customers regarding product applications and the introduction and implementation of new technology, and, at the same time, provide local technical support.

In addition to our direct sales force, we use 55 external sales organizations and one significant stocking distributor, Richardson Electronics, Ltd., to service the needs of customers in certain markets. The majority of the third-party sales organizations that we use are located outside the U.S. and Europe and focus primarily on customers in South America, Southeast Asia, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, we are better able to meet the needs of our foreign customers by establishing a local presence in lower volume markets. Using both our direct sales force and our largest distributor, Richardson Electronics, we are able to market our products both to end users and to system integrators around the world and to deliver our products with short turn-around times.

Given the complexity of our products, their critical function in customers’ systems and the unacceptably high costs to our customers of system failure and downtime, we believe that our customers view our product breadth, reliability and superior responsive service as key points of differentiation. We offer comprehensive customer support, with direct technical support provided by 17 strategically located service centers, primarily serving satellite communications customers. These service centers are located in the U.S. (California), Canada (Georgetown, Ontario), Australia, Brazil, China (four), India (two), Japan, Peru, Russia, Singapore, South Africa, Taiwan and The Netherlands. The service centers enable us to provide extensive technical support and rapid response to customers’ critical spare parts and service requirements throughout the world. In addition, we offer on-site installation assistance, on-site service contracts, a 24-hour technical support hotline and complete product training at our facilities, our service centers and customer sites. We believe that many of our customers specify our products in competitive bids due to our responsive global support and product quality.

Competition

The industries and markets in which we operate are competitive. We encounter competition in most of our business areas from numerous other companies, including units of L-3 Communications Corporation, Thales Electron Devices SA, e2v technologies plc, Teledyne Technologies, Inc. and Comtech Xicom Technology, Inc., a subsidiary of Comtech Telecommunications Corp. (“Comtech”). Some of our competitors have parent entities that have resources substantially greater than ours. In certain markets, some of these competitors are also our customers and/or our suppliers, particularly for products for satellite communications applications. Our ability to compete in our markets depends to a significant extent on our ability to provide high-quality products with shorter lead times at competitive prices and our readiness in facilities, equipment and personnel.

We also continually engage in research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, or the development of new technology, could adversely affect our market position and financial condition. We provide both VED and solid-state alternatives to our customers, and invest in research and development efforts across a wide range of power and frequency levels in both VED and solid-state technologies. We believe that for the foreseeable future, solid-state devices are well suited for specific lower-power applications but will be unable to compete on a cost-effective basis in the high-power/high-frequency markets that represent the majority of our business. We believe that VED and solid-state technologies currently serve their own specialized markets without significant overlap in most applications. See “Risk Factors—Risks relating to our business—We face competition in the markets in which we sell our products.”

Research and Development

Total research and development spending was $32.1 million, $28.5 million and $28.0 million during fiscal years 2011, 2010 and 2009, respectively. Total research and development spending consisted of company-sponsored research and development expense of $14.8 million, $12.4 million and $10.5 million during fiscal years 2011, 2010 and 2009, respectively, and customer-sponsored research and development of $17.3 million, $16.1 million and $17.5 million during fiscal years 2011, 2010 and 2009, respectively. Customer-sponsored research and development costs are charged to cost of sales to correspond with revenue recognized.

Manufacturing

We manufacture our products at six manufacturing facilities in five locations in North America. We have implemented modern manufacturing methodologies based upon a continuous improvement philosophy, including just-in-time materials handling, demand flow technology, statistical process control and value-managed relationships with suppliers and customers. Five of our facilities have achieved the ISO 9001 international certification standard. We obtain certain materials necessary for the manufacture of our products, such as molybdenum, cupronickel, oxygen-free high conductivity (“OFHC”) copper and some cathodes, from a limited group of, or occasionally sole, suppliers. We have long-standing relationships with our key suppliers and many of our critical commodities are covered by long-term blanket agreements. In addition, we continually pursue alternative sources, and we have established a contingency plan designed to ensure a minimal recovery period if a key supplier is lost. We also monitor our key suppliers through ongoing surveillance, using assessments as well as ongoing reviews of supplier performance.

Generally, each of our manufacturing divisions uses similar manufacturing processes consisting of product development, procurement of components and/or sub-assemblies, high-level assembly and testing. For satellite communications equipment, the process is primarily one of integration, and we use contract manufacturers to provide sub-assemblies whenever possible. Satellite communications equipment uses both VED and solid-state technology, and the Satcom Division procures certain of the critical components that it incorporates into its subsystems from our other manufacturing divisions.

Intellectual Property

Our business is dependent, in part, on our intellectual property rights, including trade secrets, patents and trademarks. We rely on a combination of nondisclosure and other contractual arrangements as well as trade secret, patent, trademark and copyright laws to protect our intellectual property rights. We do not believe that any single patent or other intellectual property right or license is material to our success as a whole.

On occasion, we have entered into agreements pursuant to which we license intellectual property from third parties for use in our business, and we also license intellectual property to third parties. As a result of contracts with the U.S. Government, some of which contain patent and/or data rights clauses, the U.S. Government has acquired royalty-free licenses or other rights in inventions and technology resulting from certain work done by us on behalf of the U.S. Government. See “Risk Factors—Risks relating to our business—We have only a limited ability to protect our intellectual property rights, which are important to our success.”

U.S. Government Contracts and Regulations

We deal with numerous U.S. Government agencies and entities, including the Department of Defense, and, accordingly, we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. We are affected by government, regulatory and industry approvals/oversight. We are affected by similar government authorities and approvals/oversight with respect to our international business.

U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Therefore, long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not approved. See “Risk Factors—Risks relating to our business—A significant portion of our sales is, and is expected to continue to be, from contracts with the U.S. Government, and any significant reduction in the U.S. defense budget or any disruption or decline in U.S. Government expenditures could negatively affect our results of operations and cash flows.”

In addition, our U.S. Government contracts may span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period if the applicable U.S. Government agency does not receive funding or is not satisfied with our performance of the contract. All of our government contracts and most of our government subcontracts can be terminated by the U.S. Government, or another relevant government, either for its convenience or if we default by failing to perform under the contract. Upon termination for convenience of a fixed-price contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the work performed. Upon termination for convenience of a cost-reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination. See Risk Factors— Risks relating to our business— We are subject to risks particular to companies supplying defense-related equipment and services to the U.S. Government. The realization of any of these risks could cause a loss of or decline in our sales to the U.S. Government.”

Licenses or other authorizations are required from U.S. Government agencies for the export of many of our products in accordance with various regulations, including the United States Export Administration Regulations (for commercial products, including “dual use” products with military applications) and the International Traffic in Arms Regulations (for defense articles and defense services). In addition, regulations administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury govern transactions with countries and persons subject to U.S. trade sanctions, including import as well as export transactions. We are also subject to U.S. Government restrictions on transactions with specific entities and individuals, including, without limitation, those set forth on the Entity List, the Specially Designated Nationals List, the Denied Persons List, the Unverified List, and the U.S. State Department’s lists of debarred parties. We are also subject to U.S. customs laws and regulations, including customs duties, when applicable. Additionally, we are subject to the Anti-Boycott Regulations administered by the U.S. Department of Commerce and the Boycott Provisions of the Internal Revenue Code (Section 999) administered by the Internal Revenue Service.

Our internal compliance program has identified, and we have made voluntary self-disclosures regarding potential compliance issues to (i) OFAC regarding assistance provided by the Swiss branch office of one of our U.S. subsidiaries (the “Swiss Branch”) with respect to sales of medical x-ray equipment by our Canadian subsidiary to distributors for resale to end-users in Iran; (ii) to OFAC regarding the repair of a U.S.-origin power supply for a customer in Syria and the re-export to Syria of a U.S.-origin part that was used in such repair, by the Netherlands branch office of one of our European subsidiaries; and (iii) Office of Antiboycott Compliance (“OAC”) regarding the acceptance by the Swiss Branch of purchase orders that contained boycott language with respect to sales of power tetrodes to Saudi Arabia. Each of Iran and Syria is a country that is subject to U.S. trade sanctions. While it is not possible to predict the response of the U.S. authorities, the Company could be assessed substantial fines or other penalties as a result of the matters still pending before OFAC and OAC.

In addition to U.S. laws and regulations, foreign countries may also have laws and regulations governing imports and exports. See “Risk Factors—Risks Relating to our Business—Laws and
regulations governing the export of our products could adversely impact our business.”

Environmental Matters

We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental laws and regulations relating to, among other things, wastewater discharge, air emissions, storage and handling of hazardous materials, disposal of hazardous and other wastes and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances and generate wastes that are classified as hazardous, and we require environmental permits to conduct certain of our operations. Violation of such laws and regulations can result in fines, penalties and other sanctions.

We were formerly the electron device business of Varian Associates. In connection with the sale of that business to us in 1995, Varian Medical Systems, Inc. (as successor to Varian Associates) generally agreed to indemnify us for various environmental liabilities relating to Varian Associates’ electron devices business prior to August 1995. We are generally not indemnified by Varian Medical Systems with respect to liabilities resulting from our operations after August 1995. Pursuant to this agreement, Varian Medical Systems is undertaking environmental investigation and remedial work at our manufacturing facilities in Palo Alto, California and Beverly, Massachusetts, that are known to require remediation.

To date, Varian Medical Systems has, generally at its expense, conducted required investigation and remediation work at its predecessor’s facilities and responded to environmental claims arising from Varian Medical Systems’ (or its predecessor’s) prior operations of the electron device business.

In connection with our sale of the former Varian Associates facility located in San Carlos, California in September 2006, the buyer of the facility obtained insurance to cover the expected environmental remediation costs and other potential environmental liabilities at that facility. In addition, in connection with the sale, we released Varian Medical Systems from certain of its indemnification obligations with respect to that facility. If the proceeds of the environmental insurance are insufficient to cover the required remediation costs and potential other environmental liabilities at that facility, we could be required to bear a portion of those liabilities.

We believe that we have been and are in substantial compliance with applicable environmental laws and regulations, and we do not expect to incur material costs relating to environmental compliance. However, new environmental requirements, changes in enforcement of existing environmental requirements, or discovery of previously unknown conditions, could result in additional costs that may be significant.

Employees

As of September 30, 2011, we had approximately 1,600 employees, of which 470 are located outside the U.S. (including approximately 440 in Canada). None of our employees is subject to a collective bargaining agreement, although a limited number of our sales force members located in Europe are members of work councils or unions. We have not experienced any work stoppages, and we believe that we have good relations with our employees.

Financial Information About Segments

For financial information about our segments, see Note 15 to the accompanying consolidated financial statements.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible at no cost on our Web site at www.cpii.com as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (the “SEC”). They are also available by contacting our Investor Relations Department at investor.relations@cpii.com and are accessible on the SEC’s Web site at www.sec.gov.

Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Item 1A.    Risk Factors

Our business, operations and financial results are subject to various risks and uncertainties. The risks and uncertainties described below are not intended to be exhaustive but represent the risks that we believe are material. If any of the following risks, and other risks and uncertainties not presently known to us or which we currently deem immaterial, actually occur, our business, results of operations or financial condition would likely suffer and could materially and adversely affect the prices of our securities.

RISKS RELATING TO OUR BUSINESS

We face competition in the markets in which we sell our products.

The U.S. and foreign markets in which we sell our products are competitive. Our ability to compete in these markets depends on our ability to provide high-quality products with short lead times at competitive prices, as well our ability to create innovative new products. In addition, our competitors could introduce new products with greater capabilities, which could have a material adverse effect on our business. Certain of our competitors are owned by companies that have substantially greater financial resources than we do. Also, our foreign competitors may not be subject to U.S. Government export restrictions, which may make it easier in certain circumstances for them to sell to foreign customers. If we are unable to compete successfully against our current or future competitors, our business and sales will be harmed.

A significant portion of our sales is, and is expected to continue to be, from contracts with the U.S. Government, and any significant reduction in the U.S. defense budget or any disruption or decline in U.S. Government expenditures could negatively affect our results of operations and cash flows.

Approximately 40%, 34% and 33% of our sales in our 2011, 2010 and 2009 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors. Because our U.S. Government contracts are dependent on the U.S. defense budget, any significant disruption or decline in U.S. Government defense expenditures in the future, changes in U.S. Government spending priorities, other legislative changes or changes in our relationship with the U.S. Government could result in the loss of some or all of our government contracts, which, in turn, could result in a decrease in our sales and cash flow.

In addition, U.S. Government contracts are also conditioned upon continuing Congressional approval and the appropriation of necessary funds. Congress usually appropriates funds for a given program each fiscal year even though contract periods of performance may exceed one year. Consequently, at the outset of a major program, multi-year contracts are usually funded for only the first year, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. We cannot ensure that any of our government contracts will continue to be funded from year to year. If such contracts are not funded, our sales may decline, which could negatively affect our results of operations and result in decreased cash flows.

We are subject to risks particular to companies supplying defense-related equipment and services to the U.S. Government. The realization of any of these risks could cause a loss of or decline in our sales to the U.S. Government.

U.S. Government contracts contain termination provisions and are subject to audit and modification.

The U.S. Government has the ability to:

•	terminate existing contracts, including for the convenience of the government or because of a default in our performance of the contract;

•	reduce the value of existing contracts;

•	change the terms of performance of existing contracts;

•	cancel multi-year contracts or programs;

•	audit our contract-related costs and fees, including allocated indirect costs;

•	suspend or debar us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations or other laws that apply to the performance of government contracts; and

•	control and potentially prohibit the export of our products, services, technology or other data.

Each of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. If such contracts are terminated or reduced in scope, our sales may decline, which would negatively affect our results of operations and result in decreased cash flow. Termination-for-convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination-for-default provisions may provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts with foreign governments generally contain similar provisions relating to termination at the convenience of the customer.

The U.S. Government may review or audit our direct and indirect costs and performance on certain contracts, as well as our accounting and general business practices, for compliance with complex statutes and regulations, including the Truth in Negotiations Act, Federal Acquisition Regulations, Cost Accounting Standards and other administrative regulations. The U.S. Government audits our costs and performance on a continual basis, and we have outstanding audits like most government contractors. Based on the results of these audits, the U.S. Government may reduce our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government regulations, some of our costs, including certain financing costs, research and development costs and marketing expenses, may not be reimbursable under U.S. Government contracts.

We are subject to laws and regulations related to our U.S. Government contracts business which may impose additional costs on our business.

As a U.S. Government contractor, we must comply with, and are affected by, laws and regulations related to our performance of our government contracts and our business. These laws and regulations may impose additional costs on our business. In addition, we are subject to audits, reviews and investigations of our compliance with these laws and regulations. In the event that we are found to have failed to comply with these laws and regulations, we may be fined, we may not be reimbursed for costs incurred in performing the contracts, our contracts may be terminated and we may be unable to obtain new contracts. If a government review, audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including forfeiture of claims and profits, suspension of payments, statutory penalties, damages related to the illegal activity, fines and suspension or debarment from government contracts.

In addition, many of our U.S. Government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility clearances. Complex regulations and requirements apply to obtaining and maintaining personnel and facility security clearances, and obtaining such clearances can be a lengthy process. To the extent we are not able to obtain or maintain personnel or facility security clearances, we also may not be able to seek or perform future classified contracts. If we are unable to do any of the foregoing, we will not be able to maintain or grow our business, and our revenue may decline.

As a result of our U.S. Government business, we may be subject to false claim suits, and a judgment against us in any of these suits could cause us to be liable for substantial damages.

Our business with the U.S. Government, subjects us to “qui tam,” or “whistleblower,” suits brought by private plaintiffs in the name of the U.S. Government upon the allegation that we submitted a false claim to the U.S. Government, as well as to false claim suits brought by the U.S. Government. A judgment against us in a qui tam or false claim suit could cause us to be liable for substantial damages (including treble damages and monetary penalties) and could carry penalties of suspension or debarment, which would make us ineligible to receive any U.S. Government contracts for a period of up to three years. Any material judgment, or any suspension or debarment, could result in increased costs and a loss of revenue, which could negatively affect our results of operations. In addition, any of the foregoing could cause a loss of customer confidence and could negatively harm our business and our future prospects.

Some of our sole-provider business from the U.S. Government in the future may be subject to competitive bidding.

Some of the business that we will seek from the U.S. Government in the future may be awarded through a competitive bidding process. The competitive bidding process may reduce the price at which we sell our products to the U.S. Government and reduce our net income. Competitive bidding on government contracts presents risks, such as:

•	the need to bid on programs in advance of contract performance, which may result in unforeseen performance issues and costs; and

•	the expense and delay that may arise if our competitors protest or challenge the award made to us, which could result in a reprocurement, modified contract, or reduced work.

If we fail to win competitively bid contracts or fail to perform under these contracts in a profitable manner, our sales and results of operations could suffer.

We have experienced and expect to experience fluctuations in our operating results.

We have experienced, and in the future expect to experience, fluctuations in our operating results, including net orders and sales. The timing of customers’ order placement and customers’ willingness to commit to purchase products at any particular time are inherently difficult to predict or forecast. Once orders are received, factors that may affect whether these orders become sales and translate into revenues in a particular quarter include:

•	delay in shipments due to various factors, including cancellations by a customer, delays in a customer’s own production schedules, natural disasters or manufacturing difficulties;

•	delay in a customer’s acceptance of a product; or

•	a change in a customer’s financial condition or ability to obtain financing.

Our operating results may also be affected by a number of other factors, including:

•	general economic conditions in the geographical markets that we serve;

•	sensitivity to rapid technological innovation and obsolescence of existing products;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us or by our competitors;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	the impact of changing levels of sales to sole purchasers of certain of our products; and

•	the unfavorable outcome of any litigation.

Our business and operating results could be adversely affected by losses under fixed-price contracts.

Most of our governmental and commercial contracts are fixed-price contracts. Fixed-price contracts require us to perform all work under the contract for a specified lump-sum price. Fixed-price contracts expose us to a number of risks, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failure of subcontractors to perform and economic or other changes that may occur during the contract period. In addition, some of our fixed-price contracts contain termination provisions that permit our customer to terminate the contract if we are unsuccessful in fulfilling our obligations under the contract. In that event, we could be liable for the excess costs incurred by our customer in completing the contract.

The end markets in which we operate are subject to technological change, and changes in technology could adversely affect our sales.

Our defense and commercial end markets are subject to technological change. Advances in existing technology, or the development of new technology, could adversely affect our business and results of operations. Historically, we have relied on a combination of internal research and development and customer-funded research and development activities. To succeed in the future, we must continually engage in effective and timely research and development efforts in order to introduce innovative new products for technologically sophisticated customers and end markets and to benefit from the activities of our customers. If we fail to adapt successfully to technological changes or fail to obtain access to important technologies, our sales could suffer.

We may not be successful in implementing part of our growth strategy if we are unable to identify and acquire suitable acquisition targets or integrate acquired companies successfully.

Finding and consummating acquisitions is one of the components of our growth strategy. Our ability to grow by acquisition depends on the availability of acquisition candidates at reasonable prices and our ability to obtain additional acquisition financing on acceptable terms. In making acquisitions, we may experience competition from larger companies with significantly greater resources. We are likely to use significant amounts of cash and/or incur additional debt in connection with future acquisitions, each of which could have a material adverse effect on our business. There can be no assurance that we will be able to obtain the necessary funds to carry out acquisitions on commercially reasonable terms, or at all.

In addition, acquisitions could place demands on our management and/or our operational and financial resources and could cause or result in the following:

•	difficulties in assimilating and integrating the operations, technologies and products acquired;

•	the diversion of our management’s attention from other business concerns;

•	our operating and financial systems and controls being inadequate to deal with our growth; and

•	the potential loss of key employees.

Future acquisitions of companies may also provide us with challenges in implementing the required processes, procedures and controls in our acquired operations. Acquired companies may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by securities laws in the U.S.

Goodwill and other intangibles resulting from our acquisitions could become impaired.

As of September 30, 2011, our goodwill, developed and core technology and other intangibles amounted to $441.2 million, net of accumulated amortization. We expect to amortize approximately $14.8 million, $9.4 million and $8.2 million in fiscal years 2012, 2013 and 2014, respectively, and $191.2 million thereafter. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to a non-cash write off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

Laws and regulations governing the export of our products could adversely impact our business.

Licenses or other authorizations are required from U.S. Government agencies for the export of many of our products in accordance with various regulations, including the United States Export Administration Regulations (for commercial products, including “dual use” products with military applications) administered by the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce and the International Traffic in Arms Regulations (for defense articles and defense services) administered by the Directorate of Defense Trade Controls of the U.S. Department of State. Under these regulations, a license or other authorization may be required before transferring certain export-controlled articles or technical data, or providing defense services, to foreign persons, whether in the U.S. or abroad; before exporting certain of our products, services, and technical data outside the U.S.; before engaging in brokering activities involving export-controlled defense articles; and for the temporary import of certain defense articles and technical data. In addition, regulations administered by the OFAC of the U.S. Department of the Treasury govern transactions with countries and persons subject to U.S. trade sanctions, including import as well as export transactions. We are also subject to U.S. Government restrictions on transactions with specific entities and individuals, including, without limitation, those set forth on the Entity List, the Specially Designated Nationals List, the Denied Persons List, the Unverified List, and the U.S. State Department’s lists of debarred parties. We are also subject to U.S. customs laws and regulations, including customs duties, when applicable. Additionally, we are subject to the Anti-Boycott Regulations administered by the U.S. Department of Commerce, OAC and the Boycott Provisions of the Internal Revenue Code (Section 999) administered by the Internal Revenue Service. These laws and regulations could materially adversely impact our sales and business in the following scenarios:

•
In order to obtain the license for the sale of such a product, we are required to obtain information from the potential customer and provide it to the U.S. Government. If the U.S. Government determines that the sale presents national security risks or is otherwise contrary to U.S. policy, it may not approve the sale.

•	Delays caused by the requirement to obtain a required license or other authorization may cause delays in our production, sales and export activities, and may cause us to lose potential sales.

•	If we violate these laws and regulations, we could be subject to fines or penalties, including debarment as an exporter and/or debarment or suspension as a government contractor.

Our internal compliance program has identified, and we have made voluntary self-disclosures regarding potential compliance issues to (i) OFAC regarding assistance provided by the Swiss Branch with respect to sales of medical x-ray equipment by our Canadian subsidiary to distributors for resale to end-users in Iran; (ii) to OFAC regarding the repair of a U.S.-origin power supply for a customer in Syria and the re-export to Syria of a U.S.-origin part that was used in such repair, by the Netherlands branch office of one of our European subsidiaries; and (iii) OAC regarding the acceptance by the Swiss Branch of purchase orders that contained boycott language with respect to sales of power tetrodes to Saudi Arabia. Each of Iran and Syria is a country that is subject to U.S. trade sanctions. While it is not possible to predict the response of the U.S. authorities, the Company could be assessed substantial fines or other penalties as a result of these matters still pending before OFAC and OAC. In addition to U.S. laws and regulations, foreign countries may also have laws and regulations governing imports and exports.

We generate sales from contracts with foreign governments, and significant changes in government policies or to appropriations of those governments could have an adverse effect on our business, results of operations and financial condition.

We estimate that approximately 10%, 13% and 15% of our sales in fiscal years 2011, 2010 and 2009, respectively, were made directly or indirectly to foreign governments. Significant changes to appropriations or national defense policies, disruptions of our relationships with foreign governments or terminations of our foreign government contracts could have an adverse effect on our business, results of operations and financial condition. Our contracts with foreign governments also subject us to U.S. and international anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act (which also reaches commercial bribery). A judgment or settlement under the provisions of these acts could subject us to substantial monetary penalties and damages, as well as suspension and/or debarment. Suspension or debarment could deny us the ability to retain or obtain U.S. Government contracts or restrict our exporting activity. In addition, any material judgment in this area could result in increased costs, which could negatively affect our results of operations, and could cause a loss of customer confidence, thus adversely affecting our business and future prospects.

Our international operations subject us to the social, political and economic risks of doing business in foreign countries.

We conduct a substantial portion of our business, employ a substantial number of employees and use external sales organizations in Canada and in other countries outside of the U.S. As a result, we are subject to certain risks of doing business internationally. Direct sales to customers located outside the U.S. were approximately 32%, 36% and 37% in fiscal years 2011, 2010 and 2009, respectively. Circumstances and developments related to international operations that could negatively affect our business, results of operations and financial condition include the following:

•	changes in currency rates with respect to the U.S. dollar;

•	changes in regulatory requirements;

•	potentially adverse tax consequences;

•	U.S. and foreign government policies;

•	currency restrictions, which may prevent the transfer of capital and profits to the U.S.;

•	restrictions imposed by the U.S. Government on the export of certain products and technology;

•	the responsibility of complying with multiple and potentially conflicting laws;

•	difficulties and costs of staffing and managing international operations;

•	the impact of regional or country specific business cycles and economic instability; and

•	geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, trade relationships and military and political alliances.

Limitations on imports, currency exchange control regulations, transfer pricing regulations and tax laws and regulations could adversely affect our international operations, including the ability of our non-U.S. subsidiaries to declare dividends or otherwise transfer cash among our subsidiaries to pay interest and principal on our debt.

We are subject to risks of currency fluctuations and related hedging operations.

A portion of our business is conducted in currencies other than the U.S. dollar. In particular, we incur significant expenses in Canadian dollars in connection with our Canadian operations, but do not receive significant revenues in Canadian dollars. Changes in exchange rates among certain currencies, such as the Canadian dollar and the U.S. dollar, will affect our cost of sales, operating margins and revenues. Specifically, if the Canadian dollar strengthens relative to the U.S. dollar, our expenses will increase, and our results of operations will suffer. We use financial instruments, primarily Canadian dollar forward contracts, to hedge a portion of the Canadian dollar-denominated costs for our manufacturing operation in Canada. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

Environmental and zoning laws and regulations and other obligations relating to environmental matters could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and/or increase our manufacturing costs.

Environmental and zoning laws and regulations could limit our ability to operate as we are currently operating and could result in additional costs.

We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental and zoning laws and regulations relating, among other things, to wastewater discharge, air emissions, storage and handling of hazardous materials, disposal of hazardous and other wastes and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances and generate wastes that are classified as hazardous. We require permits to conduct many of our operations. Violations of environmental and zoning laws and regulations could result in substantial fines, penalties and other sanctions. Changes in environmental and zoning laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses, certain of our manufacturing processes or our disposal practices, could restrict our ability to operate as we are currently operating or could impose additional costs. In addition, we may experience releases of regulated materials or discover existing contamination, which could cause us to incur material cleanup costs or other damages. Some environmental laws impose strict, and in certain circumstances joint and several, liability for costs of investigation and remediation of contaminated sites on current and former owners and operators of those sites, and also impose liability for related damages to natural resources. In addition, owners and operators of contaminated sites may be subject to claims for damage to property or personal injury alleged to result from the contamination.

We could be subject to significant environmental liabilities related to our electron devices business.

When we purchased our electron devices business in 1995, Varian Medical Systems generally agreed to indemnify us for various environmental liabilities relating to the business prior to the purchase, with certain exceptions and limitations. Varian Medical Systems is undertaking the environmental investigation and remedial work at the manufacturing facilities that are known to require environmental remediation. In addition, Varian Medical Systems has been sued or threatened with suit with respect to environmental obligations related to these manufacturing facilities. If Varian Medical Systems does not comply fully with its indemnification obligations to us or does not continue to have the financial resources to comply fully with those obligations, we could be subject to significant liabilities.

In connection with our sale of the former Varian Associates facility in San Carlos, California, the buyer of the facility obtained insurance to cover the expected environmental remediation costs and other potential environmental liabilities at that facility, and we released Varian Medical Systems from certain of its indemnification obligations with respect to that facility. If the proceeds of the environmental insurance are insufficient to cover the required remediation costs and potential other environmental liabilities at that facility, we could be required to bear a portion of those liabilities which would be significant.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our success depends, in part, upon our ability to protect our proprietary technology and other intellectual property. We rely on a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take to protect our intellectual property may not be adequate to prevent or deter infringement or other violations of our intellectual property, and we may not be able to detect unauthorized use or to take appropriate and timely steps to enforce our intellectual property rights. In addition, we cannot be certain that our processes and products do not or will not infringe or otherwise violate the intellectual property rights of others. Infringement or other violations of intellectual property rights could cause us to incur significant costs, prevent us from selling our products and have a material adverse effect on our business, results of operations and financial condition.

Our inability to obtain certain necessary raw materials and key components could disrupt the manufacture of our products and cause our sales and results of operations to suffer.

We obtain certain raw materials and key components necessary for the manufacture of our products, such as molybdenum, cupronickel, OFHC copper and some cathodes, from a limited group of, or occasionally sole, suppliers. We have long-standing business relationships with our key suppliers and many of our critical commodities are covered by long-term blanket agreements. If any of our suppliers fails to meet our needs, we may not have readily available alternatives. Delays in component deliveries could cause delays in product shipments and require the redesign of certain products. If we are unable to obtain necessary raw materials and key components from our suppliers under favorable purchase terms and/or on a timely basis or to develop alternative sources, our ability to manufacture products could be disrupted or delayed, and our sales and results of operations could suffer.

If we are unable to retain key management and other personnel, our business and results of operations could be adversely affected.

Our business and future performance depends on the continued contributions of key management personnel. Our current management team has an average of more than 25 years experience with us (and our predecessors) in various capacities. Since assuming their current leadership roles in 2002, this team has increased our sales, reduced our costs and grown our business. The unanticipated departure of any key member of our management team could have an adverse effect on our business and our results of operations. In addition, some of our technical personnel, such as our key engineers, could be difficult to replace.

Our backlog is subject to modifications and terminations of orders, which could negatively impact our sales.

Backlog represents firm orders for which goods and services are yet to be provided, including with respect to government contracts that are cancelable at will. As of September 30, 2011, we had an order backlog of $247.3 million. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume, customers can, and sometimes do, terminate or modify these orders. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•	changes in tax laws, or the interpretation of such tax laws, and changes in generally accepted accounting principles; and/or

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could adversely impact net income for future periods.

Our Sponsor controls us and may have conflicts of interest with us or holders of our debt in the future.

Veritas Capital indirectly beneficially owns substantially all of our outstanding voting shares. As a result of this ownership, our Sponsor will be entitled to elect all or substantially all of our directors, to appoint new management and to approve actions requiring the approval of our stockholder, including approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether holders of our debt believe that any such transactions are in their own best interests.

The interests of our Sponsor may differ from those of the holders of our debt in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the equity holders might conflict with the interests of the holders of our debt. Our Sponsor also may have an interest in pursuing acquisitions, divestitures, financings (including financings that are secured) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of our debt. Additionally, the indenture governing our notes permits us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and our Sponsor or their affiliates may have an interest in our doing so.

Our Sponsor or its affiliates are in the business of making investments in companies, and own, or may from time to time in the future acquire, interests in businesses or provide advice that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions, and Director Independence.”

Litigation related to the Merger could adversely affect our financial results.

A putative stockholder class action complaint was filed against Predecessor, the members of the Predecessor board of directors, and Comtech in the California Superior Court for the County of Santa Clara in connection with the previously proposed merger between us and Comtech. The complaint, as amended, alleges claims against Predecessor, the members of the Predecessor board of directors, Cypress Associates II LLC, and our Sponsor and its affiliates. On January 10, 2011, Predecessor and the other defendants entered into a Memorandum of Understanding with Continuum Capital, followed by a Stipulation of Settlement dated as of March 29, 2011 (“Stipulation”), whereby the plaintiff will dismiss its third amended complaint with prejudice in exchange for, among other agreements, an agreement by Predecessor to make certain additional disclosures concerning the currently proposed Merger, which disclosures were included in a definitive proxy statement filed by Predecessor on January 11, 2011. In addition, the Stipulation also provides that, upon final court approval and dismissal of the action, Predecessor, its insurers or its successor in interest will cause to be paid to the plaintiff’s counsel $575,000 in full settlement of any claim for attorneys’ fees and all expenses. We expect the majority of this payment to be borne by our insurers. It is possible that additional lawsuits will be filed against us and our directors in connection with the Merger. The cost of defending such lawsuits and paying any judgment or settlement in connection therewith could have an adverse impact on our financial results. See “Business—Legal Proceedings” for more information.

RISKS RELATED TO OUR INDEBTEDNESS

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our outstanding senior notes and senior secured credit facility.

We are highly leveraged. As of September 30, 2011, excluding approximately $4.1 million of letters of credit, our total indebtedness was $363.9 million before unamortized original issue discount of $0.7 million, including our outstanding senior notes and borrowings under the term loan facility of our senior secured credit facilities. We also had an additional $25.9 million available for borrowing under the new revolving credit facility included in our senior secured credit facilities.

Our high degree of leverage could have important consequences for the holders of our debt, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, will be at variable rates of interest;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing our 8.00% Senior Notes due 2018 (the “8% Notes”) and the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our cash interest expense for the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 and fiscal years 2010 and 2009 was $14.3 million, $6.4 million, $13.9 million and $16.1 million, respectively. At September 30, 2011, we had $148.9 million aggregate principal amount of variable interest rate indebtedness under our senior secured credit facilities.

Despite our high indebtedness level, we and our subsidiaries may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing our outstanding senior notes and senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $25.9 million that was available to us as of September 30, 2011 for borrowing under our revolving credit facility included in our senior secured credit facilities, we have the option to increase the amount available under our senior secured credit facilities by up to an aggregate of $50.0 million on an uncommitted basis. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face will increase. In addition, the indenture governing our outstanding notes would not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

We will require a significant amount of cash to service our indebtedness.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facilities, will be adequate to meet our future liquidity needs for at least the next 12 months, barring any unforeseen circumstances that are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, the indenture governing our notes allows us to make significant restricted payments and other dividends. The making of such restricted payments or other dividend payments could affect our ability to pay principal and interest on our debt. We may need to refinance all or a portion of our indebtedness, including our notes, on or before the stated maturity of such indebtedness. There can be no assurance that we will be able to refinance any of our indebtedness, including our senior secured credit facilities and outstanding notes, on commercially reasonable terms, on terms acceptable to us or at all.

Our outstanding senior notes and the guarantees will be unsecured and effectively subordinated to our and each guarantor’s existing and future secured indebtedness.

Our outstanding notes and guarantees will not be secured by any of our or the guarantors’ assets. The indenture governing these notes permits us and the guarantors to incur secured debt, including pursuant to our senior secured credit facilities and other forms of secured debt. As a result, these notes and the guarantees will be effectively subordinated to all of our and each guarantor’s secured obligations to the extent of the value of the assets securing such obligations. If we or the guarantors were to become insolvent or otherwise fail to make payment on our outstanding senior notes or the guarantees, holders of any of our and each guarantor’s secured obligations would be paid first and would receive payments from the assets securing such obligations before the holders of our notes would receive any payments. The noteholders may therefore not be fully repaid if we or the guarantors become insolvent or otherwise fail to make payment on our 8% Notes.

Claims of noteholders will be structurally subordinated to claims of creditors of our subsidiaries that do not guarantee our outstanding notes.

Claims of holders of our outstanding notes will be structurally subordinated to the claims of creditors of our subsidiaries that do not guarantee the 8% Notes, including trade creditors. All obligations of these subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or creditors of us, including the holders of our outstanding notes. Our non-guarantor subsidiaries accounted for approximately $121.1 million, or 46%, of our net sales for the period February 11, 2011 to September 30, 2011, and approximately $252.7 million, or 37%, of our total assets (net of cash and cash equivalents) as of September 30, 2011. Amounts are presented after giving effect to intercompany eliminations.

The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.

Our senior secured credit facilities and the indenture governing our outstanding senior notes contain a number of significant restrictions and covenants that limit our ability to:

•	incur additional indebtedness;

•	sell assets or consolidate or merge with or into other companies;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	issue capital stock of our subsidiaries;

•	incur liens;

•	prepay, redeem or repurchase subordinated debt; and

•	enter into certain types of transactions with our affiliates.

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, our senior secured credit facilities require us to comply with financial maintenance covenants. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with our financial covenants contained in our senior secured credit facilities. If we violate these covenants and are unable to obtain waivers from our lenders, our debt under these agreements would be in default and could be accelerated by our lenders. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness. In addition, the lenders under our senior secured credit facilities could proceed against the collateral securing that indebtedness. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our outstanding notes and may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

The lenders under our senior secured credit facilities have the discretion to release any subsidiary guarantor under our senior secured credit facilities in a variety of circumstances, which would cause those subsidiary guarantors to be released from their guarantees of our outstanding 8% Notes.

While any obligations under our senior secured credit facilities remain outstanding, any subsidiary guarantee of our outstanding notes may be released without action by, or consent of, any holder of the 8% Notes or the trustee under the indenture governing the 8% Notes, at the discretion of lenders under the senior Secured Credit Facilities, if the related subsidiary guarantor is no longer a guarantor of obligations under our senior secured credit facilities or any other indebtedness. The lenders under our senior secured credit facilities would have the discretion to release the subsidiary guarantees under our senior secured credit facilities in a variety of circumstances. Any holder of our notes will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the 8% Notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

The Parent’s guarantee of our outstanding 8% Notes may not provide any additional credit support for the 8% Notes.

Since the Parent has no significant operations or assets, its guarantee of our outstanding notes provides little, if any, additional credit support for the 8% Notes and investors should not rely on this guarantee in evaluating an investment in the 8% Notes. The indenture permits the Parent to be released from its guarantee of the 8% Notes at any time without the consent of any holder of 8% Notes.

Federal and state statutes may allow courts, under specific circumstances, to void the guarantees and require noteholders to return payments received from guarantors.

Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be deemed a fraudulent transfer if the guarantor received less than a reasonably equivalent value in exchange for giving the guarantee and

•	was insolvent on the date that it gave the guarantee or became insolvent as a result of giving the guarantee, or

•	was engaged in business or a transaction, or was about to engage in business or a transaction, for which property remaining with the guarantor was an unreasonably small capital, or

•	intended to incur, or believed that it would incur, debts that would be beyond the guarantor’s ability to pay as those debts matured.

A guarantee could also be deemed a fraudulent transfer if it was given with actual intent to hinder, delay or defraud any entity to which the guarantor was or became, on or after the date the guarantee was given, indebted.

The measures of insolvency for purposes of the foregoing considerations will vary depending upon the law applied in any proceeding with respect to the foregoing. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, is greater than all its assets, at a fair valuation, or

•
the present fair saleable value of its assets is less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature, or

•	it could not pay its debts as they become due.

The indenture will contain a “savings” provision intended to limit each subsidiary guarantor’s liability under its guarantee to the maximum amount that it could incur without causing the guarantee to be a fraudulent transfer. This provision may not be effective to protect the subsidiary guarantees from being voided under fraudulent transfer law. There can be no assurance that this provision will be upheld as intended. In a recent case, the U.S. Bankruptcy Court in the Southern District of Florida found the “savings” provision in that case to be ineffective, and held the subsidiary guarantees to be fraudulent transfers and voided them in their entirety.

If a guarantee is deemed to be a fraudulent transfer, it could be voided altogether, or it could be subordinated to all other debts of the guarantor. In such case, any payment by the guarantor pursuant to its guarantee could be required to be returned to the guarantor or to a fund for the benefit of the creditors of the guarantor. If a guarantee is voided or held unenforceable for any other reason, holders of our outstanding notes would cease to have a claim against the subsidiary based on the guarantee and would be creditors only of CPII and any guarantor whose guarantee was not similarly voided or otherwise held unenforceable.

We may not have the ability to raise funds necessary to finance any change of control offer required under the indenture.

If a change of control (as defined in the indenture) occurs, we will be required to offer to purchase our outstanding notes at 101% of their principal amount plus accrued and unpaid interest. If a purchase offer obligation arises under the indenture governing our notes, a change of control could also occur under our new senior secured credit facilities, which could result in the acceleration of the indebtedness outstanding thereunder. Any of our future debt agreements may contain similar restrictions and provisions. If a purchase offer were required under the indenture for our debt, we may not have sufficient funds to pay the purchase price of all debt, including our outstanding notes, that we are required to purchase or repay

Our ability to repay our indebtedness, including our outstanding senior notes, is dependent on the cash flow generated by our operating subsidiaries.

Our operating subsidiaries own substantially all of our assets and conduct all of our operations. Accordingly, repayment of our indebtedness, including our outstanding notes, will be dependent on the generation of cash flow by the operating subsidiaries and their ability to make such cash available to CPII, directly or indirectly, by dividend, debt repayment or otherwise. The operating subsidiaries may not be able to or may not be permitted to, make distributions to enable the CPII to make payments in respect of its indebtedness, including the 8% Notes. Each operating subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit the CPII’s ability to obtain cash from the operating subsidiaries. While the indenture governing our notes limits the ability of the operating subsidiaries to incur consensual encumbrances or restrictions on their ability to pay dividends or make other intercompany payments, those limitations are subject to waiver and certain qualifications and exceptions.

Item 1B. Unresolved Staff Comments

           None.

Item 2. Properties

We own, lease or sublease manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 956,000 square feet, of which approximately 1,080 square feet are leased or subleased to a third party. The table that follows provides summary information regarding principal properties owned or leased by us:

	Square Footage
Location	Owned		Leased/ Subleased		Segment Using the Property
Beverly, Massachusetts	174,000	(a)			VED
Georgetown, Ontario, Canada	193,000		22,000		VED and satcom equipment
Woodland, California	36,900		9,900		VED
Palo Alto, California			418,300	(b)	VED and satcom equipment
Mountain View, California			42,500		VED
Camarillo, California			37,700		Other
Various other locations			22,000	(c)	VED and satcom equipment

(a)			The Beverly, Massachusetts square footage also includes approximately 1,080 square feet leased to a tenant.
(b)			Includes approximately 49,000 square feet that are subleased from Varian Medical Systems, Inc., which leases the land from Stanford University.
(c)			Leased facilities occupied by our field sales and service organizations.

The lenders under our senior credit facilities have a security interest in certain of our interests in the real property that we own and lease. Our headquarters and one principal complex, including one of our manufacturing facilities, located in Palo Alto, California, are subleased from Varian Medical Systems or one of its affiliates or former affiliates. Therefore, our occupancy rights are dependent on our sublessor’s fulfillment of its responsibilities to the master lessor, including its obligation to continue environmental remediation activities under a consent order with the California Environmental Protection Agency. The consequences of the loss by us of such occupancy rights could include the loss of valuable improvements and favorable lease terms, the incurrence of substantial relocation expenses and the disruption of our business operations.

Item 3. Legal Proceedings

We are not presently involved in any legal proceedings that we believe would have a material adverse effect on our consolidated financial statements. However, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings, including the matter discussed below.

On July 1, 2010, a putative stockholder class action complaint was filed against Predecessor, the members of Predecessor’s board of directors, and Comtech in the California Superior Court for the County of Santa Clara, entitled Continuum Capital v. Michael Targoff, et al. (Case No. 110CV175940). The lawsuit concerned the proposed merger between Predecessor and Comtech, and generally asserted claims alleging, among other things, that each member of Predecessor’s board of directors breached his fiduciary duties by agreeing to the terms of the previously proposed merger and by failing to provide stockholders with allegedly material information related to the proposed merger, and that Comtech aided and abetted the breaches of fiduciary duty allegedly committed by the members of Predecessor’s board of directors. The lawsuit sought, among other things, class action certification and monetary relief. On July 28, 2010, the plaintiff filed an amended complaint, making generally the same claims against the same defendants, and seeking the same relief. In addition, the amended complaint generally alleged that the consideration that would have been paid to Predecessor’s stockholders under the terms of the proposed merger was inadequate. On September 7, 2010, Predecessor terminated the Comtech sale agreement. On November 24, 2010, as described in Note 3, Business Combination, to the accompanying consolidated financial statements, Predecessor entered in an agreement and plan of merger with CPII and Merger Sub, which are affiliates of the Veritas Fund. On December 15, 2010, the plaintiff filed a second amended complaint, which removed Comtech as a defendant, added allegations related to the Merger and to Veritas Capital, and added a claim for attorneys’ fees. On December 23, 2010, after Predecessor filed its preliminary proxy statement relating to a special meeting in connection with the approval of the Merger, the plaintiff filed a third amended complaint, adding allegations related to the disclosures in the preliminary proxy statement. The third amended complaint sought, among other things, class action certification and monetary relief.

Predecessor believes the action is without merit; however, to avoid the cost and uncertainty of litigation and to complete the proposed Merger without delay, the defendants entered into a Memorandum of Understanding concerning settlement with the plaintiff, followed by a Stipulation of Settlement dated as of March 29, 2011 (“Stipulation”). The settlement and any attorneys’ fees award are subject to Court approval. On October 7, 2011, the Court preliminarily approved the settlement, directed that notice be mailed to settlement class members, and scheduled a final approval hearing for December 16, 2011. Pursuant to the Stipulation and upon final Court approval, among other things, the defendants will receive a release of claims and the plaintiff will dismiss the third amended complaint with prejudice in exchange for, among other agreements, an agreement by Predecessor to make certain additional disclosures concerning the Merger, which disclosures were included in a definitive proxy statement filed by Predecessor on January 11, 2011. The Stipulation also provides that, upon final Court approval and dismissal of the action, Predecessor, its insurers or its successor in interest will cause to be paid to the plaintiff’s counsel approximately $0.6 million in full settlement of any claim for attorneys’ fees and all expenses. The Company expects $0.4 million of this payment to be borne by its insurers. The $0.6 million full settlement and the $0.4 million insurance reimbursement are included in accrued liabilities and prepaid and other current assets, respectively, in the accompanying consolidated balance sheet as of September 30, 2011.

During fiscal year 2009, Predecessor received a notice from a customer purporting to terminate a sales contract due to alleged nonperformance. In fiscal year 2010, Predecessor received further notices from the customer claiming additional cost incurred due to the alleged nonperformance. In April 2011, the Company reached a settlement with the customer, whereby the Company paid the customer $1.3 million, of which $0.5 million had been previously accrued and $0.8 was recorded as a liability in the purchase price allocation in connection with the Merger.

Item 4. (Removed and Reserved)

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. All of our outstanding shares of common stock are held by our parent, Holding LLC. We have not declared a dividend on our common stock. We are generally restricted from paying dividends under the senior secured credit facility covenants and the indenture for the senior subordinated notes.

Item 6. Selected Financial Data

The following table presents our selected historical consolidated financial information as of and for the periods presented. The selected historical financial information as of September 30, 2011 and for the period February 11, 2011 to September 30, 2011 has been derived from Successor’s audited financial statements included elsewhere in this Annual Report. The selected historical financial information as of October 1, 2010, for the period October 2, 2010 to February 10, 2011 and for the fiscal years ended October 1, 2010 and October 2, 2009 has been derived from Predecessor’s audited financial statements included elsewhere in this Annual Report. The selected historical financial information as of October 2, 2009, October 3, 2008 and September 28, 2007 and for the fiscal years ended October 3, 2008 and September 28, 2007 presented below has been derived from Predecessor’s audited financial statements that are not included in this Annual Report. The combined results for the fiscal year ended September 30, 2011 represent the addition of the results of Predecessor for the period October 2, 2010 to February 10, 2011 and the results of Successor and its consolidated subsidiaries for the period February 11, 2011 to September 30, 2011. This combination does not comply with generally accepted accounting principles (“GAAP”) in the U.S. or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results.

The audited consolidated financial statements as of the dates and periods noted above have been audited by KPMG LLP, an independent registered public accounting firm.

All fiscal years presented comprised 52 weeks each, except for fiscal year 2008, which comprised 53 weeks ended October 3, 2008.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

FIVE-YEAR SELECTED FINANCIAL DATA
(dollars in thousands)

	Combined	Successor	Predecessor
	Fiscal year	Period	Period
	ended	February 11 to	October 2, 2010 to	Fiscal year ended
	September 30,	September 30,	February 10,	October 1,	October 2,	October 3,	September 28,
	2011	2011	2011	2010	2009	2008	2007
Statement of Operations Data:
Sales	$388,721	$264,498	$124,223	$360,434	$332,876	$370,014	$351,090
Cost of sales(1)	286,405	195,001	91,404	251,987	239,385	261,086	237,789
Gross profit	102,316	69,497	32,819	108,447	93,491	108,928	113,301
Research and development	14,792	9,798	40,994	12,429	10,520	10,789	8,558
Selling and marketing	21,882	13,618	8,264	20,794	19,466	21,144	19,258
General and administrative	26,946	15,093	11,853	24,988	20,757	22,951	21,648
Amortization of acquisition-related intangible assets	13,139	12,140	999	2,749	2,769	3,103	2,316
Strategic alternative transaction expenses(2)	14,223	9,555	4,668	19,913	-	-	-
Total operating costs and expenses	90,982	60,204	30,778	80,873	53,512	57,987	51,780
Operating income	11,334	9,293	2,041	27,574	39,979	50,941	61,521
Interest expense, net	23,496	17,708	5,788	15,213	16,979	19,055	20,939
Loss (gain) on debt extinguishment(3)	134	134	-	-	(248)	633	6,331
Income tax (benefit) expense	(1,083)	(2,066)	983	5,622	(218)	10,804	11,748
Net (loss) income(4)	$(11,213)	(6,483)	$(4,730)	$6,739	$23,466	$20,449	$22,503

Other Financial Data:
Net cash provided by operating activities	$17,844	$13,567	$4,277	$19,808	$30,114	$33,881	$21,659
Net cash used in investing activities(5)(6)	$(377,852)	$(375,412)	$(2,440)	$(4,533)	$(3,365)	$(2,794)	$(30,343)
Net cash provided by (used in) financing activities	$352,134	$349,931	$2,203	$1,402	$(29,267)	$(22,891)	$(995)
Capital expenditures(5)	$7,352	$4,918	$2,434	$4,492	$3,365	$4,262	$8,169
Depreciation and amortization(7)	$22,745	$18,628	$4,117	$11,072	$10,794	$10,963	$9,098
Operating income margin(8)	2.9%	3.5%	1.6%	7.7%	12.0%	13.8%	17.5%
Net (loss) income margin(9)	(2.9)%	(2.5)%	(3.8)%	1.9%	7.0%	5.5%	6.4%
EBITDA(10)	$33,945	$27,787	$6,158	$38,646	$51,021	$61,271	$64,288
EBITDA margin(11)	8.7%	10.5%	5.0%	10.7%	15.3%	16.6%	18.3%
Adjusted EBITDA(10)	$62,358	$46,977	$15,381	$61,599	$53,452	$64,039	$71,287
Adjusted EBITDA margin(11)	16.0%	17.8%	12.4%	17.1%	16.1%	17.3%	20.3%
Ratio of earnings to fixed charges(12)				1.77x	2.30x	2.57x	2.59x

Operating Data (at period end):
Backlog	$247,334	$247,334		$241,943	$225,957	$201,277	$196,363

Balance Sheet Data (at period end):
Working capital(13)	$102,962	$102,962		$44,753	$92,380	$88,103	$81,547
Total assets	$724,299	$724,299		$478,276	$458,254	$466,948	$476,222
Long-term debt, including current portion	$363,197	$363,197		$194,934	$194,922	$224,660	$246,567
Total stockholders’ equity	$189,896	$189,896		$183,940	$173,553	$143,865	$125,906

(1)	For the period February 11, 2011 to September 30, 2011, includes $7,703 of utilization of the net increase in cost basis of inventory due to purchase accounting.

(2)
For the period February 11, 2011 to September 30, 2011, represents transaction expenses relating to the Merger. For the period October 2, 2010 to February 10, 2011, represents transaction expenses relating to the sale of the Predecessor. For the fiscal year ended October 1, 2010, represents the termination fee relating to a terminated merger agreement between Predecessor and Comtech and non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services rendered in conjunction with exploring strategic alternatives for the Predecessor.

(3)
The repayment, redemption or repurchase, as applicable, of an aggregate amount of $195,000 of Predecessor’s term loan facility and floating rate senior notes and CPI’s 8% senior subordinated notes during the period February 11, 2011 to September 30, 2011 resulted in a loss on debt extinguishment of approximately $134, which comprised bond tender fees and other related expenses of $621, offset by $487 gain from debt repayment at less than fair value. The repurchase of $8,000 of CPI’s 8% senior subordinated notes during the fiscal year ended October 2, 2009 resulted in a gain on debt extinguishment of $248 which was comprised of a discount of $392, partially offset by a non-cash write-off of $144 unamortized debt issue costs. The redemption of $10,000 of Predecessor’s floating rate senior notes in the fiscal year ended October 3, 2008 resulted in a loss on debt extinguishment of approximately $633, including non-cash write-offs of $420 of unamortized debt issue costs and issue discount costs and $213 in cash payments primarily for call premiums. The debt refinancing during the fiscal year ended September 28, 2007 resulted in a loss on debt extinguishment of approximately $6,331, including non-cash write-offs of $4,659 of unamortized debt issue costs and issue discount costs and $1,953 in cash payments for call premiums, partially offset by $281 of cash proceeds from the early termination of the related interest rate swap agreement.

(4)
Net income for the fiscal year ended October 1, 2010 includes strategic alternative transaction expenses, after taxes, of $15,200. Net income for the fiscal year ended October 2, 2009 includes discrete tax benefits, in aggregate, of $7,900.

(5)	Fiscal year ended September 28, 2007 includes approximately $4,100 of capital expenditures for the expansion of our building in Georgetown, Ontario, Canada.

(6)
For the period February 11, 2011 to September 30, 2011, includes $370,490 of cash used for the acquisition of Predecessor. For the fiscal year ended September 28, 2007, includes approximately $22,200 of cash outflow for the acquisition of Malibu Research Associates, Inc., as a result of which the Malibu Division was formed.

(7)	Excludes amortization of deferred debt issuance costs, which are included in interest expense, net.

(8)	Operating income margin represents operating income divided by sales.

(9)	Net income margin represents net income divided by sales.

(10)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. We believe that EBITDA is useful to assess our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures.

Adjusted EBITDA represents EBITDA adjusted to exclude certain non-recurring, non-cash, unusual and other items. Adjusted EBITDA is calculated in accordance with the definitions contained in our debt agreements and is the basis for the calculations to determine our compliance with various covenants contained therein. We believe that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and to monitor compliance with certain covenants contained in our debt agreements.

For the reasons listed below, we believe that U.S. GAAP-based financial information for leveraged businesses such as ours should be supplemented by EBITDA and Adjusted EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•	EBITDA and Adjusted EBITDA are components of the measures used by our board of directors and management team to evaluate our operating performance;

•
our senior credit facilities contain a covenant that requires us to maintain a leverage ratio and interest coverage ratio, both of which contain Adjusted EBITDA as a component, and our management team uses Adjusted EBITDA to monitor compliance with these covenants; see “Management’s discussion and analysis of financial condition and results of operations-Liquidity and Capital Resources-Debt Obligations;”

•	EBITDA and Adjusted EBITDA are components of the measures used by our management team to make day-to-day operating decisions;

•
EBITDA and Adjusted EBITDA facilitate comparisons between our operating results and those of competitors with different capital structures and, therefore, are components of the measures used by the management to facilitate internal comparisons to competitors’ results and our industry in general; and

•	the payment of management bonuses is contingent upon, among other things, the satisfaction by us of certain targets that contain EBITDA or Adjusted EBITDA as a component.

EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP and have important limitations as analytical tools. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (loss), operating income or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or operating cash flows as measures of liquidity. Our use of the terms EBITDA and Adjusted EBITDA varies from others in our industry. The calculation of Adjusted EBITDA in accordance with our debt agreements allows us to add back certain charges that are deducted in calculating EBITDA and/or net income (loss). However, some of these expenses may recur, vary greatly and are difficult to predict. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items.:

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Combined	Successor	Predecessor
	Fiscal year	Period	Period
	ended	February 11 to	October 2, 2010 to	Fiscal year ended
	September 30,	September 30,	February 10,	October 1,	October 2,	October 3,	September 28,
	2011	2011	2011	2010	2009	2008	2007
Net (loss) income	$(11,213)	$(6,483)	$(4,730)	$6,739	$23,466	$20,449	$22,503
Depreciation and amortization(a)	22,745	18,628	4,117	11,072	10,794	10,963	9,098
Interest expense, net	23,496	17,708	5,788	15,213	16,979	19,055	20,939
Income tax (benefit) expense	(1,083)	(2,066)	983	5,622	(218)	10,804	11,748
EBITDA	$33,945	$27,787	$6,158	$38,646	$51,021	$61,271	$64,288
Plus adjustments:
Stock compensation expense(b)	4,929	374	4,555	3.040	2,679	2,135	1,239
Loss (gain) on debt extinguishment(c)	134	134	-	-	(248)	633	6,331
Repair inventory correction(d)	-	-	-	-	-	-	(571)
Strategic alternative transaction expenses(e)	14,223	9,555	4,668	19,913	-	-	-
Veritas Management advisory fee(f)	1,424	1,424	-	-	-	-	-
Utilization of net increase in cost basis of inventory(g)	7,703	7,703	-	-	-	-	-
Adjusted EBITDA	$62,358	$46,977	$15,381	$61,599	$53,452	$64,039	$71,287

(a)	Excludes amortization of deferred debt issuance costs, which are included in interest expense, net.

(b)
For the period February 11, 2011 to September 30, 2011, represents a non-cash charge for Class B membership interests in Holding LLC. For the period October 2, 2010 to February 10, 2011 and fiscal years 2010, 2009, 2008 and 2007, represents a non-cash charge for Predecessor’s stock options, restricted stock awards, restricted stock unit awards and the employee discount related to Predecessor’s employee stock purchase plan.

(c)
For the period February 11, 2011 to September 30, 2011, represents bond tender fees and other expenses related to the repayment, redemption or repurchase, as applicable, of an aggregate amount of $195,000 of Predecessor’s term loan facility and floating rate senior notes and CPI’s 8% senior subordinated notes partially offset by a gain from debt repayment at less than fair value. For the fiscal year ended October 2, 2009, represents the discount related to the $8,000 repurchase of CPI’s 8% senior subordinated notes partially offset by the write-off of unamortized deferred debt issue costs. For the fiscal year ended October 3, 2008, represents expenses related to the $10,000 redemption of Predecessor’s floating rate senior notes including the write-off of unamortized deferred debt issue costs, issue discount costs, redemption premiums and other costs. For the fiscal year ended September 28, 2007, represents expenses related to the $58,000 redemption of Predecessor’s floating rate senior notes including the write-off of unamortized deferred debt issue costs, redemption premiums and other costs, partially offset by cash proceeds from the early termination of the related interest rate swap agreement.

(d)	Represents a one-time, non-cash reduction to cost of sales to correct inventory that was expensed in prior periods..

(e)
For the period February 11, 2011 to September 30, 2011, represents transaction expenses relating to the Merger. For the period October 2, 2010 to February 10, 2011, represents transaction expenses relating to the sale of the Predecessor. For the fiscal year ended October 1, 2010, represents transaction expenses related to exploring strategic alternatives including a $15,000 termination fee relating to the terminated merger agreement between Predecessor and Comtech.

(f)	Represents a management fee payable to Veritas Capital Fund Management, L.L.C. for advisory and consulting services.

(g)	Represents utilization of the net increase in cost basis of inventory due to purchase accounting.

(11)	EBITDA margin represents EBITDA divided by sales. Adjusted EBITDA margin represents Adjusted EBITDA divided by sales.

(12)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes and fixed charges less capitalized interest. Fixed charges consist of interest expense, including amortization of debt issuance costs and that portion of rental expenses that management considers to be a reasonable approximation of interest.

For the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011, earnings were not sufficient to cover fixed charges by $8,500 and $3,700, respectively.

(13)	Current assets minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2011 and 2010 comprised the 52-week periods ending September 30, 2011 and October 1, 2010, respectively. The discussion and analysis of results of operations and financial condition for the fiscal year ended September 30, 2011 included herein is based on combined results of Parent for the period February 11, 2011 through September 30, 2011 and Predecessor for the period October 2, 2010 through February 10, 2011. This presentation of the combined results of operations for the fiscal year ended September 30, 2011 does not comply with generally accepted accounting principles (“GAAP”) in the United States or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results. We have also presented below a separate discussion of the results of operations for Parent for the period from February 11, 2011 through September 30, 2011.

The following discussion should be read in conjunction with the accompanying consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

The Merger and Related Transactions

On February 11, 2011, CPI International LLC (formerly, CPI International, Inc., “Predecessor”), then a Delaware corporation and publicly traded company, completed its merger with Catalyst Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of CPII (formerly, CPI International Acquisition, Inc.), a Delaware corporation, whereby Merger Sub merged with and into Predecessor (the “Merger”), with Predecessor continuing as the surviving corporation and a wholly owned subsidiary of CPII. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of November 24, 2010, among Predecessor, CPII and Merger Sub (the “Merger Agreement”). Immediately following the consummation of the Merger and related transactions, Predecessor was converted into a limited liability company and liquidated, and CPI International Acquisition, Inc. changed its name to CPI International, Inc. See Note 3, Business Combination, to the accompanying consolidated financial statements for more information about the Merger.

In connection with the Merger, CPII issued $215 million aggregate principal amount of 8% senior notes due 2018 and entered into senior secured credit facilities, comprised of a $150.0 million six-year term loan facility and a $30.0 million five-year revolving credit facility. In addition, shortly after the date of the Merger, Predecessor purchased or redeemed all of its then-existing outstanding senior subordinated notes and floating rate senior notes and repaid its outstanding indebtedness under the then-existing senior credit facilities. See Note 6, Long-term Debt, to the accompanying consolidated financial statements for details.

As used herein, unless the context indicates or otherwise requires, (i) for periods prior to the Merger, the terms “we,” “us,” “our” and the “Company” refer to Predecessor and its consolidated subsidiaries, and for periods after the Merger, the terms refer to Successor, its consolidated subsidiaries and, where the context so requires, its direct and indirect parent companies, (ii) the term “Veritas Fund” refers to The Veritas Capital Fund IV, L.P. and (iii) the terms “Veritas Capital” and “Sponsor” refer collectively to The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and their affiliates, including CICPI Holdings LLC. CPII’s parent, CPI International Holding LLC (“Holding LLC”), owns all of the outstanding common stock of Parent, which in turn owns all of the outstanding common stock of CPII, which in turn owns all of the outstanding equity interests of CPI (formerly, Communications & Power Industries, Inc.) and Communications & Power Industries Canada Inc. (“CPI Canada”), CPII’s main operating subsidiaries. Holding LLC, Parent and CPII are holding companies with no material assets or operations other than their respective direct or indirect equity interests in CPI and CPI Canada and activities related thereto.

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

Our orders by market for fiscal years 2011 and 2010 are summarized as follows (dollars in millions):

	Year Ended
	September 30, 2011		October 1, 2010		Increase (Decrease)
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$155.8	40%	$129.7	34%	$26.1	20%
Medical	72.0	18	70.1	19	1.9	3
Communications	125.4	32	131.0	35	(5.6)	(4)
Industrial	23.6	6	26.1	7	(2.5)	(10)
Scientific	15.8	4	18.0	5	(2.2)	(12)
Total	$392.6	100%	$374.9	100%	$17.7	5%

Orders of $392.6 million for fiscal year 2011 were $17.7 million, or 5%, higher than orders of $374.9 million for fiscal year 2010. Explanations for the order increase or decrease by market for fiscal year 2011 compared to fiscal year 2010 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets increased approximately 20% from $129.7 million in fiscal year 2010 to $155.8 million in fiscal year 2011. The increase in orders for these combined markets resulted primarily from significant increases in demand for products to support a non-recurring, counter-improvised explosive device (“counter-IED”) program, as well as increased orders for the Aegis weapons system and the HAWK missile system.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 3% increase in medical orders was due primarily to an increase in demand for products to support x-ray imaging applications for foreign customers, including customers participating in Russian and Chinese tender programs. This increase was partially offset by a decrease in demand for products to support MRI applications, due, in part, to the typically irregular timing and size of orders to support those applications.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 4% decrease in communications orders was primarily due to a decrease in orders for military communications applications, largely as a result of the expected winding down of Increment One of the WIN-T military communications program. WIN-T sales significantly exceeded orders in fiscal year 2011 due to the fulfillment of orders received in previous fiscal years. We have substantially completed our involvement in Increment One of this program, although there are opportunities for future participation in subsequent increments of the WIN-T program. This decrease was partially offset by increases in orders to support satellite news gathering applications for commercial communications.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $2.5 million decrease in industrial orders was primarily due to a decrease in orders for semiconductor manufacturing applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $2.2 million decrease in scientific orders was primarily the result of the receipt of orders to support various domestic and foreign projects in fiscal year 2010 that were not expected to, and did not, repeat in fiscal year 2011.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of September 30, 2011, we had an order backlog of $247.3 million compared to an order backlog of $241.9 million as of October 1, 2010. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

We believe that the Merger resulted, and will continue to result, in certain benefits, including certain cost savings and operational efficiencies through reduction of public company and other general and administrative expenses. However, the Merger also increased, and will continue to increase, certain of our noncash expenses (on pretax basis), such as: (1) a $7.7 million charge, distributed over the three fiscal quarters following the date of the Merger, for the utilization of the net increase in cost basis of inventory, (2) a $15.3 million charge, distributed over the eight fiscal quarters following the date of the Merger, for the amortization of backlog, (3) a $6.1 million annual increase in depreciation and amortization expense as a result of the fair market value adjustments to all other intangibles and property, plant and equipment, and (4) an estimated $0.7 million annual increase in amortization of the new debt issue costs and discount. The Merger also increased, and will continue to increase, certain of our cash expenses (on pretax basis), such as: (1) an estimated $11.4 million annual increase in interest expense, and (2) a yearly charge estimated to be at least $1.8 million for the annual Sponsor’s advisory fee.

The accompanying consolidated statements of operations and comprehensive (loss) income are presented for two periods, Predecessor and Successor (or Parent), which relate to the accounting periods preceding and succeeding the consummation of the Merger. The Predecessor and Parent periods have been separated by a vertical line on the face of the consolidated statements of operations and comprehensive (loss) income to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. We prepared our discussion of the results of operations by combining the results of operations of Parent for the period February 11, 2011 to September 30, 2011 and of the Predecessor for the period October 2, 2010 to February 10, 2011 and comparing the resulting combined results of operations for the fiscal year ended September 30, 2011 to the Predecessor’s results of operations for the fiscal year ended October 1, 2010. This combination of results of operations does not comply with GAAP in the U.S. or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results. We have also prepared a separate discussion of the results of operations for Parent for the period from February 11, 2011 through September 30, 2011.

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Fiscal Year
	2011									2010		2009
	February 11, 2011			October 2, 2010			Year Ended
	to September 30, 2011 (Successor)			to February 10, 2011 (Predecessor)			September 30, 2011 (Combined)			October 1, 2010 (Predecessor)		October 2, 2009 (Predecessor)
		% of			% of			% of			% of		% of
	Amount	Sales		Amount	Sales		Amount	Sales		Amount	Sales	Amount	Sales
Sales	$264.5	100.0%		$124.2	100.0%		$388.7	100.0%		$360.4	100.0%	$332.9	100.0%
Cost of sales (a)	195.0	73.7		91.4	73.6		286.4	73.7		252.0	69.9	239.4	71.9
Gross profit	69.5	26.3		32.8	26.4		102.3	26.3		108.4	30.1	93.5	28.1
Research and development	9.8	3.7		5.0	4.0		14.8	3.8		12.4	3.4	10.5	3.2
Selling and marketing	13.6	5.1		8.3	6.7		21.9	5.6		20.8	5.8	19.5	5.9
General and administrative	15.1	5.7		11.9	9.6		26.9	6.9		25.0	6.9	20.8	6.2
Amortization of acquisition-related
intangibles	12.1	4.6		1.0	0.8		13.1	3.4		2.7	0.7	2.8	0.8
Strategic alternative transaction expenses	9.6	3.6		4.7	3.8		14.2	3.7		19.9	5.5	-	-
Operating income	9.3	3.5		2.0	1.6		11.3	2.9		27.6	7.7	40.0	12.0
Interest expense, net	17.7	6.7		5.8	4.7		23.5	6.0		15.2	4.2	17.0	5.1
Loss on debt extinguishment, net	0.1	-		-	-		0.1	-		-	-	(0.2)	(0.1)
(Loss) income before taxes	(8.5)	(3.2)		(3.7)	(3.0)		(12.3)	(3.2)		12.4	3.4	23.2	7.0
Income tax (benefit) expense	(2.1)	(0.8)		1.0	0.8		(1.1)	(0.3)		5.6	1.6	(0.2)	(0.1)
Net (loss) income	$(6.5)	(2.5	) %	$(4.7)	(3.8	) %	$(11.2)	(2.9	) %	$6.7	1.9%	$23.5	7.1%
Other Data:
EBITDA (b)	$27.8	10.5%		$6.2	5.0%		$33.9	8.7%		$38.6	10.7%	$51.0	15.3%

Note: Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for the period February 11, 2011 to September 30, 2011 includes $7.7 million of utilization of the net increase in cost basis of inventory that resulted from purchase accounting in connection with the Merger.

(b)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. We believe that EBITDA is useful to assess our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures.

For the reasons listed below, we believe that U.S. GAAP-based financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

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

EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. EBITDA should not be considered as an alternative to net income (loss), operating income or any other performance measures derived in accordance with U.S. GAAP as a measure of operating performance or operating cash flows as a measure of liquidity. Our use of the terms EBITDA varies from others in our industry. Our presentation of EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items.

For a reconciliation of Net Income to EBITDA, see footnote 10 under Selected Financial Data above.

Our results for the period February 11, 2011 to September 30, 2011

Because our fundamental operations did not change as a result of the Merger, there were no significant changes in the underlying trends affecting our results of operations during the period of February 11, 2011 to September 30, 2011. Parent’s results of operations reflect the impacts of the Merger and related transactions as follows:

Gross Profit. Gross profit was $69.5 million, or 26.3% of sales. Gross profit reflects the $7.7 million of utilization of the net increase in cost basis of the inventory and an increase in amortization of land lease and depreciation of property, plant and equipment that resulted from purchase accounting in connection with the Merger. In addition, the results of operations during the period of February 11, 2011 to September 30, 2011 included a significant loss reserve provision for a telemetry contract due to cost overruns and a partial contract termination.

General and Administrative. General and administrative expenses were $15.1 million, or 5.7% of sales and include $1.4 million for Veritas Capital Fund Management L.L.C. (“Veritas Management”) advisory fees.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles of $12.1 million consists of purchase accounting charges for technology and other intangible assets and reflects an increase in amortization as a result of the revaluation of intangible assets in connection with the Merger.

Strategic Alternative Transaction Expenses. Strategic alternative transaction expenses of $9.6 million comprised Predecessor stock compensation expense and non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services, rendered in connection with the sale of Predecessor. Predecessor stock compensation expense of $5.2 million represents the amount of cash payments for the unvested portion of the stock awards for which vesting was accelerated as of the closing date of the Merger in accordance with the terms of the Merger Agreement.

Interest Expense, Net. Interest expense, net was $17.7 million, or 6.7% of sales, which reflects the effect of the $170 million increase in debt obligations in connection with the Merger.

Loss on Debt Extinguishment, Net. Loss on debt extinguishment, net of $0.1 million resulted from the retirement of debt obligations in connection with the Merger and reflects $0.6 million of bond tender fees and other related expenses, net of $0.5 million gain from debt repayment at less than fair value.

Our results for fiscal year 2011 compared to our results for fiscal year 2010

Sales:  Our sales by market for fiscal years 2011 and 2010 are summarized as follows (dollars millions):

	Year Ended
	September 30, 2011		October 1, 2010		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$151.9	39%	$131.6	37%	$20.3	15%
Medical	68.0	17	70.2	19	(2.2)	(3)
Communications	134.7	35	124.0	34	10.7	9
Industrial	22.7	6	23.6	7	(0.9)	(4)
Scientific	11.4	3	11.0	3	0.4	4
Total	$388.7	100%	$360.4	100%	$28.3	8%

Sales of $388.7 million for fiscal year 2011 were $28.3 million, or approximately 8%, higher than sales of $360.4 million for fiscal year 2010. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets increased approximately 15% from $131.6 million in fiscal year 2010 to $151.9 million in fiscal year 2011. The large majority of this increase was due to an increase in sales of products to support a counter-IED program for which production shipments took place entirely in fiscal year 2011; this program is not expected to recur in future fiscal years. Sales to support the Aegis weapons system increased, as well.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 3% decrease in sales of our medical products was due to a sizeable decrease in sales to support MRI applications, partly because of the typically irregular timing and size of orders to support these applications. This decrease was partially offset by an increase in sales of products to support x-ray imaging applications for foreign customers, including customers participating in a Chinese tender program.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 9% increase in sales in the communications market was primarily due to increases in sales to support military communications applications, particularly sales of advanced tactical common data link (“TCDL”) terminals for intelligence, surveillance and reconnaissance (“ISR”) applications. In addition, sales of products to support satellite broadcast applications for commercial communications also increased. These increases were partially offset by a decrease in sales for the WIN-T military communications program, as we have substantially completed our involvement in Increment One of this program.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.9 million decrease in industrial sales was due to a decrease in sales to support semiconductor manufacturing applications and the timing of several larger programs which did not recur in fiscal year 2011 to the same extent as in fiscal year 2010. This decrease was partially offset by increased sales to support mass spectrometry and industrial processing applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.4 million increase in scientific sales was primarily the result of increased sales for various scientific programs.

Gross Profit. Gross profit was $102.3 million, or 26.3% of sales, for fiscal year 2011 as compared to $108.4 million, or 30.1% of sales, for fiscal year 2010. Gross profit is influenced by numerous factors including sales volume and mix, pricing, raw material and manufacturing costs, and warranty costs. The primary reason for the decrease in gross profit in fiscal year 2011 as compared to fiscal year 2010 was $7.7 million of utilization of the net increase in cost basis of the inventory that resulted from purchase accounting in connection with Merger, as well as the unfavorable impact of the strong Canadian dollar versus the U.S. dollar and a significant loss reserve provision for a telemetry contract due to cost overruns and a partial contract termination. These unfavorable factors were partially offset by higher shipment volume and the related improvement in operating efficiencies in fiscal year 2011.

Research and Development. Company-sponsored research and development expenses were $14.8 million, or 3.8% of sales, for fiscal year 2011 and $12.4 million, or 3.4% of sales, for fiscal year 2010. The $2.4 million increase in research and development for fiscal year 2011 was primarily due to increased investment for the development of communication amplifiers for commercial and military applications, the development of solid-state and vacuum electron devices used in these amplifiers, and development efforts on medical x-ray generator and linear accelerator products.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	September 30,	October 1,
	2011	2010
Company sponsored	$14.8	$12.4
Customer sponsored, charged to cost of sales	17.3	16.1
	$32.1	$28.5

Selling and Marketing. Selling and marketing expenses were $21.9 million, or 5.6% of sales, for fiscal year 2011, a $1.1 million increase from the $20.8 million, or 5.8% of sales, for fiscal year 2010. The increase in selling and marketing expenses in fiscal year 2011 as compared to fiscal year 2010 was primarily due to higher consulting fees for trade and export compliance services, the unfavorable impact from translation of foreign currency denominated expenses, and higher stock compensation expense of $0.3 million, primarily due to accelerated vesting of stock options in connection with the Merger.

General and Administrative. General and administrative expenses were $26.9 million, or 6.9% of sales, for fiscal year 2011, a $1.9 million increase from the $25.0 million, or 6.9% of sales, for fiscal year 2010. The increase in general and administrative expenses in fiscal year 2011 as compared to fiscal year 2010 was primarily was due to higher stock compensation expense of $1.4 million, principally due to accelerated vesting of stock options in connection with the Merger, and $1.4 million for Veritas Management advisory fees, which started following the Merger in fiscal year 2011, partially offset by favorable currency translation expense.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. The $10.4 million increase in amortization of acquisition-related intangibles for fiscal year 2011 compared to fiscal year 2010 was due to the revaluation of intangible assets in connection with Merger. Amortizable acquisition-related intangible assets are amortized over periods of up to 40 years.

Strategic Alternative Transaction Expenses. Strategic alternative transaction expenses were $14.2 million for fiscal year 2011, a $5.7 million decrease from the $19.9 million for fiscal year 2010. Strategic alternative transaction expenses for fiscal year 2011 comprised CPII stock compensation expense and non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services, rendered in connection with the sale of Predecessor. CPII stock compensation expense in fiscal year 2011 of $5.2 million represents the amount of cash payments for the unvested portion of the stock awards for which vesting was accelerated as of the closing date of the Merger in accordance with the terms of the Merger Agreement. Strategic alternative transaction expenses for fiscal year 2010 were incurred in connection with a terminated merger agreement and comprise a $15 million merger termination fee paid to Comtech Telecommunications Corp. (“Comtech”) and fees for investment bankers, attorneys and other professional services.

Interest Expense, Net (“Interest Expense”). Interest Expense of $23.5 million for fiscal year 2011 was $8.3 million higher than interest expense of $15.2 million for fiscal year 2010. The increase in Interest Expense for fiscal year 2011 was primarily due to the $170 million increase in debt obligations in connection with the Merger.

Loss on Debt Extinguishment. The loss on debt extinguishment of $0.1 million in fiscal year 2011 resulted from the retirement of debt obligations in connection with the Merger and reflects $0.6 million of bond tender fees and other related expenses, net of $0.5 million gain from debt repayment at less than fair value.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $1.1 million for fiscal year 2011 and income tax expense of $5.6 million for fiscal year 2010. Our effective tax rates were 9% for fiscal year 2011 and 45% for fiscal year 2010.

The fiscal year 2011 income tax benefit is less than the expected benefit using the 35% federal statutory rate primarily due to U.S. inclusion of foreign income and non-deductible Merger expenses; partially offset by foreign income taxed at lower rates and a discrete tax benefit from the reduction to tax contingencies reserves from the expiration of the statute of limitations. The fiscal year 2010 tax rate is higher than the 35% federal statutory rate primarily due to discrete tax expenses of $2.2 million, net which comprise the following: (1) $3.1 million tax expense related to the uncertainty of obtaining a tax deduction for all of the expenses incurred in connection with the terminated Comtech merger, (2) $0.3 million tax benefit true-up related to the filing of fiscal year 2010 income tax returns, (3) $0.3 million tax benefit to adjust deferred tax accounts for a reduction to future Canadian income tax rates, and (4) $0.3 million for research and development tax credit benefits claimed on prior year income tax returns.

Net (Loss) Income. Net loss was $11.2 million, or 2.9% of sales, for fiscal year 2011 as compared to net income of $6.7 million, or 1.9% of sales, for fiscal year 2010. The $17.9 million decrease in net income in fiscal year 2011 as compared to fiscal year 2010 was primarily due to: (1) higher intangible amortization and depreciation expense from the revaluation of assets, and the utilization of the net increase in cost basis of inventory and the acceleration of stock compensation expense in connection with the Merger, (2) higher interest expense due to Merger refinancing, (3) the unfavorable impact of the strong Canadian dollar versus the U.S. dollar. (4) the unfavorable impact of a loss reserve provision for a partially terminated telemetry contract, and (5) higher spending for research and development. These unfavorable factors were partially offset by lower strategic alternative transaction expenses due, in part, to the absence of a $15 million merger termination fee that was paid to Comtech in fiscal year 2010, a $6.7 million reduction to income tax expense in fiscal year 2011 compared to fiscal year 2010 and higher shipment volume in fiscal year 2011 and the related improvement in operating efficiencies.

EBITDA. EBITDA was $33.9 million, or 8.7% of sales, for fiscal year 2011 as compared to $38.6 million, or 10.7% of sales, in fiscal year 2010. The $4.7 million decrease in EBITDA in fiscal year 2011 as compared to fiscal year 2010 was primarily due to: (1) the utilization of the net increase in cost basis of inventory and the acceleration of stock compensation expense in connection with the Merger, (2) the unfavorable impact of the strong Canadian dollar versus the U.S. dollar (3) the unfavorable impact of a loss reserve provision for a partially terminated telemetry contract, and (4) higher spending for research and development. These unfavorable factors were partially offset by lower strategic alternative transaction expenses due, in part, to the absence of a $15 million merger termination fee that was paid to Comtech in fiscal year 2010 and higher shipment volume and the related improvement in operating efficiencies in fiscal year 2011.

Calculation of Management Bonuses. Management bonuses were $2.9 million in fiscal year 2011 compared to $3.3 million in fiscal year 2010. Management bonuses for fiscal years 2011 and 2010 were calculated pursuant to our Management Incentive Plan (“MIP”) and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our MIP for the fiscal year. Due to the Merger in fiscal year 2011, EBITDA as adjusted for purposes of calculating management bonuses has also been adjusted for the impact of the revaluation of acquired assets and liabilities and Veritas Management advisory fees. EBITDA for purposes of calculating management bonuses for fiscal year 2011 was $63.4 million compared to $61.6 million in fiscal year 2010. For fiscal year 2011, the non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were strategic alternative transaction expenses of $14.2 million, stock-based compensation expense of $4.9 million, early debt extinguishment expense of $0.1 million, an adjustment for the merger impact of the revaluation of acquired assets and liabilities of $8.6 million, the Veritas Management advisory fees of $1.4 million and legal fees for a business compliance review of $0.2 million. The most significant charge from the revaluation of acquired assets and liabilities was the $7.7 million net increase in the cost basis of the inventory. For fiscal year 2010, the non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were strategic alternative transaction expenses of $19.9 million and stock-based compensation expense of $3.0 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

Our results for fiscal year 2010 compared to our results for fiscal year 2009

Sales:  Our sales by market for fiscal years 2010 and 2009 are summarized as follows (dollars millions):

	Year Ended
	October 1, 2010		October 2, 2009		(Decrease) Increase
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$131.6	37%	$135.9	41%	$(4.3)	(3	) %
Medical	70.2	19	61.2	18	9.0	15
Communications	124.0	34	106.4	32	17.6	17
Industrial	23.6	7	20.2	6	3.4	17
Scientific	11.0	3	9.2	3	1.8	20
Total	$360.4	100%	$332.9	100%	$27.5	8%

Sales of $360.4 million for fiscal year 2010 were $27.5 million, or approximately 8%, higher than sales of $332.9 million for fiscal year 2009. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets decreased approximately 3% from $135.9 million in fiscal year 2009 to $131.6 million in fiscal year 2010. This decrease was primarily due to a decrease in sales to support the HAWK missile system and foreign radar systems, and was partially offset by an increase in sales to support electronic warfare systems and the Aegis weapons system.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 15% increase in sales of our medical products was primarily due to increased sales to support MRI and x-ray imaging applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 17% increase in sales in the communications market was primarily due to increases in sales to support commercial communications applications, particularly fixed satellite broadcast applications. Sales of products to support military communications applications, including the WIN-T program, also increased.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $3.4 million increase in industrial sales was due to an increase in sales of products used in semiconductor and LCD screen manufacturing applications and in cargo screening.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.8 million increase in scientific sales was primarily the result of increased sales for a fusion research program.

Gross Profit. Gross profit was $108.4 million, or 30.1% of sales, for fiscal year 2010 as compared to $93.5 million, or 28.1% of sales, for fiscal year 2009. Gross profit is influenced by numerous factors including sales volume and mix, pricing, raw material and manufacturing costs, and warranty costs. The primary reason for the increase in gross profit in fiscal year 2010 as compared to fiscal year 2009 was higher shipments and improved operating efficiencies from the higher shipment volume and the favorable impact from translation of Canadian costs, net of currency hedge contracts, partially offset by lower margins due to manufacturing start-up costs for new advanced antenna products and for a foreign telemetry program.

Research and Development. Company-sponsored research and development expenses were $12.4 million, or 3.4% of sales, for fiscal year 2010 and $10.5 million, or 3.2% of sales for fiscal year 2009. The $1.9 million increase in research and development was primarily due to development efforts on broadband communication products and solid-state devices for commercial and military applications.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	October 1,	October 2,
	2010	2009
Company sponsored	$12.4	$10.5
Customer sponsored, charged to cost of sales	16.1	17.5
	$28.5	$28.0

The reduction to customer-sponsored research and development to $16.1 million for fiscal year 2010 from $17.5 million for fiscal year 2009 was primarily due to the reduction of development programs for advanced antenna and telemetry products at the Malibu Division as these products were transitioning to production.

Selling and Marketing. Selling and marketing expenses were $20.8 million, or 5.8% of sales, for fiscal year 2010, a $1.3 million increase from the $19.5 million, or 5.9% of sales, for fiscal year 2009. The increase in selling and marketing expenses in fiscal year 2010 as compared to fiscal year 2009 was primarily due to higher sales incentive expenses from improved operating performance and additional expenses to support growth in the commercial communications market.

General and Administrative. General and administrative expenses were $25.0 million, or 6.9% of sales, for fiscal year 2010, a $4.2 million increase from the $20.8 million, or 6.2% of sales, for fiscal year 2009. The increase in general and administrative expenses in fiscal year 2010 as compared to fiscal year 2009 was primarily due to the elimination of certain cost reduction measures and higher management bonuses as a result of improved operating performance, unfavorable currency translation expense and an increase in expenses for income tax planning services.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.7 million for fiscal year 2010 and $2.8 million for fiscal year 2009.

Strategic Alternative Transaction Expenses. Strategic alternative transaction expenses of $19.9 million for fiscal year 2010 were incurred in connection with the Comtech merger agreement that was terminated on September 7, 2010. Strategic alternative transaction expenses primarily comprised a $15 million termination fee and fees for investment bankers, attorneys and other professional services.

Interest Expense, Net (“Interest Expense”). Interest Expense of $15.2 million for fiscal year 2010 was $1.8 million lower than interest expense of $17.0 million for fiscal year 2009. The reduction in interest expense in fiscal year 2010 as compared to fiscal year 2009 was primarily due to repayments of debt in fiscal year 2009.

(Gain) Loss on Debt Extinguishment. The gain on debt extinguishment of $0.2 million in fiscal year 2009 resulted from the repurchase of $8.0 million of our then-outstanding 8% senior subordinated notes at a discount of $0.4 million, partially offset by a $0.2 million non-cash write-off of deferred debt issue costs.

Income Tax Expense (Benefit). We recorded an income tax expense of $5.6 million for fiscal year 2010 and an income tax benefit of $0.2 million for fiscal year 2009. Our effective tax rates were 45% for fiscal year 2010 and a negative 0.9% for fiscal year 2009.

Income tax expense for fiscal year 2010 included discrete tax expense of $2.2 million, net of discrete tax benefits, which comprised the following: (1) $3.1 million tax expense related to the uncertainty of obtaining a tax deduction for all of the expenses incurred in connection with the terminated Comtech merger, (2) $0.3 million tax benefit true-up related to the filing of fiscal year 2009 income tax returns, (3)  $0.3 million tax benefit to adjust deferred tax accounts for a reduction to future Canadian income tax rates, and (4) $0.3 million for research and development tax credit benefits claimed on prior year income tax returns.

The income tax benefit for fiscal year 2009 included discrete tax benefits of $7.9,million which comprised the following: (1) $4.9 million related to our position with regard to an outstanding audit by the Canada Revenue Agency (“CRA”), (2) $1.7 million for the correction of errors to the tax accounts that we believe was not material to our consolidated financial statements, (3) $0.7 million related to certain provisions of the California Budget Act of 2008, signed on February 20, 2009, which would allow a taxpayer to elect an alternative method to apportion taxable income to California for tax years beginning on or after January 1, 2011, and (4) $0.6 million for refunds claimed on prior year income tax returns based on the results of a foreign nexus study. In fiscal year 2009, we also recorded a $0.4 million U.S. research and development tax credit.

Net Income. Net income was $6.7 million, or 1.9% of sales, for fiscal year 2010 as compared to $23.5 million, or 7.1% of sales, for fiscal year 2009. Net income for fiscal year 2010 was unfavorably impacted by strategic alternative transaction expenses of $19.9 million and discrete income tax expense of $2.2 million. Net income for fiscal year 2009 was favorably impacted by discrete tax benefits of $7.9 million. Excluding these items, fiscal year 2010 net income was approximately $5.4 million higher than fiscal year 2009 net income, primarily due to higher shipment volume and improved operating efficiency from the higher shipment volume, and lower interest expense, in fiscal year 2010, partially offset by higher operating expense in fiscal year 2010. The higher operating expense in fiscal year 2010 was primarily due to higher management bonuses and sales incentive expenses because of improved operating performance and from the elimination of certain cost reduction initiatives in fiscal year 2010.

EBITDA. EBITDA was $38.6 million, or 10.7% of sales, for fiscal year 2010 as compared to $51.0 million, or 15.3% of sales, in fiscal year 2009. The $12.4 million decrease in EBITDA in fiscal year 2010 as compared to fiscal year 2009 was due primarily to strategic alternative transaction expenses of $19.9 million and higher operating expense in fiscal year 2010, partially offset by higher shipment volume and improved operating efficiency from the higher shipment volume in fiscal year 2010.

Calculation of Management Bonuses. Management bonuses were $3.3 million in fiscal year 2010 compared to $1.2 million in fiscal year 2009. Management bonuses for fiscal years 2010 and 2009 were calculated pursuant to our MIP and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2010 was $61.6 million, compared to $53.5 million in fiscal year 2009. The non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were (a) for fiscal year 2010, strategic alternative transaction expenses of $19.9 million and stock-based compensation expense of $3.0 million, and (b) for fiscal year 2009, gain on debt extinguishment of $0.2 million and stock-based compensation expense of $2.7 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

Liquidity and Capital Resources

Overview

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and others that are related to uncertainties in the markets in which we compete and other global economic factors. We have historically financed, and intend to continue to finance, our capital and working capital requirements including debt service and internal growth, through a combination of cash flows from our operations and borrowings under our senior secured credit facilities. Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures.

In connection with the Merger, in February 2011, we received funding through an equity contribution from the Veritas Fund, certain of its affiliates and certain members of CPII’s management, as well as through net proceeds from the offering of senior notes and borrowings under the new senior secured credit facilities into which we entered in the second quarter of fiscal year 2011. We used a portion of the financial resources from the transactions to pay our previous long-term debt and related costs. We believe that cash flows from operations and availability under our new revolving credit facility included in the senior secured credit facilities will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months. We may need to incur additional financings to make strategic acquisitions or investments or if our cash flows from operations are less than we expect. We cannot assure you that financing will be available to us on acceptable terms or that financing will be available at all.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	Successor	Predecessor
	September 30,	October 1,	October 2,
	2011	2010	2009
Cash and cash equivalents	$35.0	$42.8	$26.2
Working capital	$103.0	$44.8	$92.4

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $2.4 million as of September 30, 2011, consisting of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of September 30, 2011, excluding approximately $4.1 million of outstanding letters of credit, our total indebtedness was $363.9 million before unamortized original issue discount of $0.7 million. We also had an additional $25.9 million available for borrowing under our new revolving credit facility. Our liquidity requirements will be significant, primarily due to debt service requirements. Our cash interest paid for the periods February 11, 2011 to September 30, 2011, and October 2, 2010 to February 10, 2011 was $14.3 million and $6.4 million, respectively.

Currently, our most significant debt covenant compliance requirements are maintaining a maximum leverage ratio of 7.0:1 and a minimum cash interest ratio of 1.65:1. Our current leverage ratio is approximately 5.5:1 and our cash interest ratio is approximately 2.5:1.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Successor	Predecesssor
	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009

Net cash provided by operating activities	$13.6	$4.3	$19.8	$30.1
Net cash used in investing activities	(375.4)	(2.5)	(4.5)	(3.3)
Net cash provided by (used) in financing activities	349.9	2.2	1.4	(29.3)
Net (decrease) increase in cash and cash equivalents	$(11.9)	$4.0	$16.7	$(2.5)

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $13.6 million for the period February 11, 2011 to September 30, 2011 was attributable to net loss of $6.5 million and net cash used for working capital of $3.1 million, more than offset by depreciation, amortization and other non-cash charges of $23.2 million. Working capital uses of cash in the period February 11, 2011 to September 30, 2011 were primarily an increase in accounts receivable due to increased sales and a decrease in advance payments from customers due to timing differences in billing and receipt of contract advances. The aforementioned uses of working capital were partially offset by an increase in accounts payable primarily due to the timing of vendor payments, a decrease in inventories due to the completion of certain projects during the period, an increase in accrued expenses as a result of higher interest accrual on a higher amount of debt, and an increase in income tax payable, net, mainly due to the timing of estimated quarterly federal income tax payments.

Net cash provided by operating activities of $4.3 million for the period October 2, 2010 to February 10, 2011 was attributable to net loss of $4.7 million, more than offset by depreciation, amortization and other non-cash charges of $5.6 million and net cash provided by working capital of $3.4 million. The primary working capital sources of cash in the period October 2, 2010 to February 10, 2011 were a decrease in accounts receivable and an increase in advanced payments from customers. Accounts receivable decreased due to lower sales volume during the period preceding February 10, 2011 as compared to the sales volume during the period preceding October 1, 2010. Advance payments from customers increased due to an increase in certain sales orders, which allowed for billings at the beginning of the contract term. The aforementioned working capital sources of cash were partially offset by an increase in inventories, a decrease in income tax payable, net, and a decrease in accounts payable. The increase in inventories resulted from increased inventory purchases to support increased orders and sales levels for the last two quarters of fiscal year 2011. The decrease in income tax payable, net, primarily reflects tax payments made during the period and lower taxable income. Accounts payable decreased mainly due to timing of payments to trade vendors.

Net cash provided by operating activities of $19.8 million in fiscal year 2010 was attributable to net income of $6.7 million, depreciation, amortization and other non-cash charges of $11.1 million, and net cash provided by working capital of $2.0 million. The primary working capital sources of cash in fiscal year 2010 were an increase in accrued liabilities, income tax payable, net, and accounts payable, partially offset by an increase in inventories. The increase in accrued liabilities reflected increased payroll and paid-time off accruals, as well as increased incentive compensation as a result of improved operating results. The expenses incurred in connection with the terminated Comtech merger agreement that remained unpaid as of October 1, 2010 also contributed to the increase in accrued liabilities. The increase in income tax payable, net, primarily reflected tax expense accruals related to the uncertainty of obtaining a tax deduction for all of the expenses incurred in connection with the Comtech merger agreement. The increase in accounts payable was primarily due to higher inventory levels, which resulted primarily from increased inventory purchases to support increased orders and sales level for the first half of fiscal year 2011.

Net cash provided by operating activities of $30.1 million in fiscal year 2009 was attributable to net income of $23.5 million and depreciation, amortization and other non-cash charges of $13.9 million, partially offset by $7.3 million net cash used for working capital. The primary working capital uses of cash in fiscal year 2009 were the change in income tax payable primarily attributable to discrete tax benefits related to an outstanding audit by the CRA, a decrease in accrued expenses and an increase in inventories. The decrease in accrued expenses related primarily to the timing of payroll and employee vacations and to lower incentive compensation accruals. The increase in inventories was due mainly to more work in process for fiscal year 2010 sales. These uses of cash were slightly offset by decreases in receivables and an increase in accounts payable. Accounts receivables decreased primarily as a result of decreased sales. The increase in accounts payable was attributable primarily to the timing of vendor payments.

Investing Activities

Investing activities for the period February 11, 2011 to September 30, 2011 comprised payment made for the acquisition of Predecessor for $370.5 million and capital expenditures of $4.9 million. Investing activities for the period October 2, 2010 to February 10, 2011 comprised capital expenditures of $2.5 million.

Investing activities for fiscal years 2010 and 2009 consisted of $4.5 million and $3.3 million capital expenditures, respectively.

Financing Activities

Net cash provided by financing activities for the period February 11, 2011 to September 30, 2011 consisted of (1) $208.6 million proceeds, net of debt issue costs, from issuance of $215.0 million aggregate principal amount of 8% senior notes due 2018; (2) $197.1 million net capital contributions from Holding LLC; and (3) $143.8 million proceeds, net of debt issue costs and issue discount, from borrowings under a $150.0 million six-year term loan facility. The term loan is part of our senior secured credit facilities, which also include a $30.0 million, five-year revolving credit facility that includes sub-limits for letters of credit and swingline loans. The revolver was undrawn (other than for approximately $4.1 million of outstanding letters of credit). Net cash provided by financing activities was partially offset by our purchase or redemption of all of Predecessor’s then-existing outstanding senior subordinated notes of $117.0 million and floating rate senior notes of $12.0 million and repayment of the outstanding indebtedness of $66.0 million under Predecessor’s then-existing senior credit facilities. Net cash provided by financing activities was further offset by $3.5 million cash paid for additional new debt issue costs and $1.1 million repayment on the new term loan. See Note 6, Long-term Debt, to the accompanying consolidated financial statements for details on the new debt.

Net cash provided by financing activities for the period October 2, 2010 to February 10, 2011   consisted of proceeds of $0.4 million and excess tax benefits of $2.2 million from employee stock purchases and exercise of stock options, including those for which vesting was accelerated pursuant to the Merger, offset by the payment of fees and expenses for an amendment to our senior credit facilities of $0.4 million.

Net cash provided by financing activities for fiscal year 2010 consisted of proceeds and tax benefits of $1.4 million from employee stock purchases and exercise of stock options.

Net cash used in financing activities for fiscal year 2009 consisted primarily of senior term loan repayment of $22.7 million and senior subordinated notes repurchase of $7.6 million, net of $0.4 million discount, partially offset by $1.0 million in proceeds from employee stock purchases and stock option exercises.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2011 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$5,928	$1,576	$1,653	$392	$2,307
Purchase commitments	29,808	29,365	443	-	-
Debt obligations	363,875	1,500	3,000	3,000	356,375
Interest on debt obligations	158,409	25,092	49,956	49,653	33,708
Uncertain tax positions, including interest	7,320	2,584	4,736	-	-
Total cash obligations	$565,340	$60,117	$59,788	$53,045	$392,390
Standby letters of credit	$4,114	$4,114

    The amounts for debt obligations and interest on debt obligations in the above table assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, (2) that interest rates in effect on September 30, 2011 remain constant for future periods, and (3) a debt level based on mandatory repayments according to the contractual amortization schedule.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the timing of payments and actual amounts paid may be different.

Leases: We are committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of our leases provide for escalating lease payments. Assets subject to capital leases as of September 30, 2011 were not material.

Purchase Commitments: As of September 30, 2011, we had known purchase commitments of $29.8 million, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that we cannot cancel or for which we would be required to pay a termination fee in the event of cancellation.

Debt Obligations: As of September 30, 2011, our long-term debt consisted of the following (in millions):

Senior Secured Credit Facilities:
Revolving credit facility	$—
Term loan facility, excluding discount	148.9
Term loan unamortized original issue discount	(0.7)
8.00% Senior Notes due 2018	215.0
363.2
Less: Current portion	1.5
Long-term portion	$361.7
Standby letters of credit	$4.1

Senior Secured Credit Facilities. In connection with the Merger, on February 11, 2011 we entered into the Senior Secured Credit Facilities consisting of (i) a $150.0 million six-year term loan facility; and (ii) a $30.0 million, five-year revolving credit facility. We borrowed the full amount of the term loan facility thereunder in connection with the Merger, and the revolving credit facility was undrawn at September 30, 2011 (other than for approximately $4.1 million of outstanding letters of credit). We have the option to increase the amount available under the Senior Secured Credit Facilities by up to an aggregate of $50.0 million on an uncommitted basis.

The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swingline borrowings. Our obligations under the Senior Secured Credit Facilities are fully and unconditionally guaranteed by the Parent and, subject to certain exceptions, each of the Parent’s existing and future domestic restricted subsidiaries (other than CPII). In addition, our obligations under the Senior Secured Credit Facilities and the guarantees of those obligations, are secured by (a) pledges of all of the equity interests held by us and each guarantor and (b) liens on substantially all of our assets and the assets of each guarantor, in each case subject to certain exceptions.

Borrowings under the term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to a margin over either (a) a base rate or (b) a LIBOR rate. The Senior Secured Credit Facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions described under Note 6, Long-term Debt, to the accompanying consolidated financial statements.

8.00% Senior Notes due 2018. On February 11, 2011, we issued an aggregate of $215 million of 8.00% Senior Notes due 2018 (the “8% Notes”). The outstanding notes are our senior unsecured obligations. The Parent and each of our existing and future restricted subsidiaries (as defined in the indenture governing the 8% Notes) guarantee the 8% Notes on a senior unsecured basis. The 8% Notes bear interest at the rate of 8.00% per year. Interest is payable in cash. The indenture governing the 8% Notes limits, subject to certain exceptions, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock; pay dividends and make other restricted payments; make certain investments; sell assets; create liens; consolidate, merge or sell all or substantially all of our assets; enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries.

See Note 6, Long-term Debt, to the accompanying consolidated financial statements for more details on our Senior Secured Credit Facilities and 8% Notes.

As of September 30, 2011, we are in compliance with the covenants under the agreements governing the Senior Secured Credit Facilities and the indentures governing the 8% Notes.

Contingent Income Tax Obligations

As of September 30, 2011, our total unrecognized tax benefits, including any related interest accrual, were $2.6 million and $4.7 million reported as income taxes payable (current liability) and other long-term liabilities, respectively, in our consolidated balance sheet. See Note 14, Income Taxes, to the accompanying consolidated financial statements for more information.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the periods from February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 were $4.9 million and $2.5 million, respectively. Capital expenditures for the period February 11, 2011 to September 30, 2011 included approximately $2.0 million funded by a customer sales contract. In fiscal year 2012, ongoing capital expenditures are expected to be approximately $6.0 to $7.0 million and to be funded by cash flows from operating activities.

Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP in the U.S., which require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon various factors and information available to us at the time that these estimates, judgments and assumptions are made. These factors and information may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals. The estimates, judgments and assumptions we make can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

We believe that the following critical accounting policies are the most significant to the presentation of our financial statements and require the most subjective and complex judgments. These matters, and the judgments and uncertainties affecting them, are also essential to understanding our reported and future operating results. See Note 1 to our consolidated financial statements for a more comprehensive discussion of our significant accounting policies.

Revenue recognition

We generally recognize revenue upon shipment of product, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred and collectability is reasonably assured. Revenue recognized under the percentage-of-completion method of accounting is determined on the basis of costs incurred and estimates of costs at completion, which require management estimates of future costs. Changes in estimated costs at completion over time could have a material impact on our operating results.

Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria. We allocate the consideration among the separate units of accounting based on their relative selling prices, and consider the applicable revenue recognition criteria separately for each of the separate units of accounting. We adopted of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force” in the first quarter of fiscal year 2011. This new revenue guidance establishes a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. The amendments in this ASU eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s selling price. The amount of our product revenue is affected by our judgments as to whether an arrangement includes multiple elements and if so, the selling price hierarchy for those elements. Changes to the elements in an arrangement and the measurement of the selling price for those elements could affect the timing of revenue recognition. These conditions are sometimes subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue. The adoption of ASU 2009-13 did not have a material impact on our consolidated results of operations, financial position or cash flows.

Inventory valuation

We assess the valuation of inventory and periodically write down the value for estimated excess and obsolete inventory based upon actual usage and estimates about future demand. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Management personnel play a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If our estimates regarding demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may incur losses or gains in excess of our established markdown amounts that could be material.

Management also reviews the carrying value of inventory for lower of cost or market on an individual product or contract basis. A loss is charged to cost of sales if the estimated product cost or the contract cost at completion is in excess of net realizable value (selling price less estimated cost of disposal). If the actual contract cost at completion is different than originally estimated, then a loss or gain provision adjustment would be recorded that could have a material impact on our operating results.

Recoverability of long-lived assets

We account for goodwill and other intangible assets in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other.” ASC 350 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. ASC 350 and ASC 360, “Property, Plant and Equipment,” also require that intangible assets subject to amortization be amortized over their respective estimated useful lives and reviewed for impairment. We amortize identifiable intangible assets on a straight-line basis over their useful lives of up to 40 years.

We assess the recoverability of the carrying value of goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level (our six divisions) based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent the reporting unit’s carrying value of goodwill exceeds its implied fair value, impairment exists and must be recognized. This process requires the use of discounted cash flow models that utilize certain judgments and estimates, including projections of future revenue and expenses, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

At September 30, 2011 and October 1, 2010, the carrying amount of goodwill and other intangible assets with indefinite useful lives was $217.6 million and $165.4 million, respectively. Based on our test for impairment performed in the fourth quarter of fiscal year 2011, goodwill and other intangible assets with indefinite useful lives were determined not to be impaired. We will continue to evaluate the need for impairment at least annually in the fourth quarter or in other fiscal quarters if changes in circumstances or available information indicate that impairment may have occurred.

At September 30, 2011 and October 1, 2010, the carrying amount of property, plant and equipment and finite-lived intangible assets was $305.3 million and $123.5 million, respectively. In accordance with ASC 360 and ASC 350, we review the carrying values of long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. We assess the recoverability of property, plant and equipment to be held and used and finite-lived intangible assets by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

A prolonged general economic downturn and, specifically, a prolonged downturn in the defense, communications or medical markets, or technological changes, as well as other market factors, could intensify competitive pricing pressure, create an imbalance of industry supply and demand, or otherwise diminish volumes or profits. Such events, combined with changes in interest rates, could adversely affect our estimates of future net cash flows to be generated by our long-lived assets. Consequently, it is possible that our future operating results could be materially and adversely affected by any impairment charges related to the recoverability of our long-lived assets.

Income taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate ultimately will not be recoverable. We believe that all of the deferred tax assets recorded on our consolidated balance sheets ultimately will be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not more likely than not.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with FASB ASC 740, “Income Taxes,” we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Business Combinations

We account for business combinations, such as the Merger, in accordance with FASB ASC 805,
“Business Combinations,” and accordingly, apply the acquisition method of accounting and recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of September 30, 2011, we had fixed rate senior notes of $215.0 million due in 2018, bearing interest at 8% per year, and a $148.2 million (net of $0.7 million unamortized original issue discount) term loan under our senior secured credit facilities due in 2017. Our variable rate debt is subject to changes in the LIBOR rate. As of September 30, 2011, the variable interest rate on the term loan under the senior secured credit facilities was 5.0%.

Prior to the date of the Merger, we used derivative instruments in order to manage interest costs and risk associated with our long-term debt. Under the provisions of FASB ASC 815, “Derivatives and Hedging,” the interest rate swap contract with an original effective date of June 2011 was originally designated and qualified as a cash flow hedge of interest rate risk. In connection with the repayment of our prior term loan, the interest rate swap was settled in February 2011, whereby we paid $0.5 million. Consequently, we recorded $0.4 million loss in “interest expense, net” in the consolidated statements of operations and comprehensive (loss) income for the period October 2, 2010 to February 10, 2011 to reflect the termination of the hedge.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by ASC 815. At September 30, 2011, the fair value of foreign currency forward contracts was a short-term liability of $1.2 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the consolidated balance sheets. At September 30, 2011, the unrealized loss, net of tax of $0.3 million, was $0.9 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next five fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of operations. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur for the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 and fiscal year 2009. The gain recognized in general and administrative expenses due to hedge ineffectiveness for fiscal year 2010 was $0.1 million.

As of September 30, 2011, we had entered into Canadian dollar forward contracts for approximately $28.0 million (Canadian dollars), or approximately 55% of estimated Canadian dollar denominated expenses for October 2011 through September 2012, at an average rate of approximately one U.S. dollar to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item are hereby incorporated by reference to Part IV of this Annual Report on Form 10-K, and the supplementary data required by this item are included in Note 16 to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or our board of directors; and

(iii)
provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of September 30, 2011.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

            The following table sets forth certain information regarding the board of directors of CPII, the board of directors of Parent and our named executive officers as of September 30, 2011.

Name	Age	Office and Position
O Joe Caldarelli	60	Chief Executive Officer and Director
Robert A Fickett	50	President, Chief Operating Officer and Director
Joel A Littman	59	Chief Financial Officer, Treasurer and Secretary
John R Beighley	58	Vice President and Assistant Secretary of CPII
Don C Coleman	56	Vice President of CPII
Andrew E Tafler	56	Vice President of CPII
Robert B McKeon	57	Chairman of our board of directors, Director
Hugh D Evans	43	Director
Ramzi M Musallam	43	Director
Jeffrey P Kelly	37	Director
Michael J Meehan	70	Director
Admiral Leighton W Smith, Jr.	71	Director

O. Joe Caldarelli serves as our chief executive officer and a member of our board of directors. Mr. Caldarelli became chief executive officer and a director of CPII in March 2002. Prior to this, Mr. Caldarelli was a co-chief operating officer of CPII since October 2000 and vice president of CPII since August 1995. Mr. Caldarelli is also the division president of CPII’s Communications & Medical Products Division. Mr. Caldarelli was vice president and general manager for the Communications & Medical Products Division under the Electron Device Business of Varian Associates, Inc. from 1985 until August 1995 and was president and a director of Varian Canada, Inc. from 1992 until August 1995. From 1982 until 1985, Mr. Caldarelli was marketing manager of the Communications & Medical Products Division of Varian Associates and served as its equipment operations manager from 1979 until 1982. Prior to joining Varian Associates, Mr. Caldarelli served as manufacturing engineering manager for Medtronic Canada, Inc. Mr. Caldarelli holds a B.S. degree in mechanical engineering from the University of Toronto. Mr. Caldarelli was chosen to serve on our board of directors because of his extensive industry and CPII experience, his experience in multiple senior management roles, and his prior exposure to mergers and acquisitions and refinancing transactions.

Robert A. Fickett serves as our president, chief operating officer and a member of our board of directors. Mr. Fickett became president and chief operating officer of CPII in March 2002. Prior to this, Mr. Fickett was a co-chief operating officer of CPII since October 2000 and vice president of CPII since April 1998. Mr. Fickett has also been the division president of CPII’s Microwave Power Products Division since April 1998. From January 1996 to April 1998, Mr. Fickett was vice president of operations for CPII’s Microwave Power Products Division. From 1993 until January 1996, he was president and chief executive officer of Altair Technologies, Inc., a contract manufacturer. From 1982 until 1993, Mr. Fickett held a number of positions with Varian Associates, Inc., including engineering manager of the Microwave Power Products Division’s Klystron Engineering Group, to which he was promoted in 1989. Mr. Fickett received a B.S. degree in mechanical engineering from the University of California, Berkeley. Mr. Fickett was chosen to serve on our board of directors because of his extensive industry and CPII experience, his experience in multiple senior management roles, and his experience in engineering and operations.

Joel A. Littman serves as our chief financial officer. Mr. Littman became chief financial officer of CPII in September 2001. Mr. Littman was corporate controller for CPII from November 1996 to September 2001. From September 1989 to November 1996, Mr. Littman served as controller of the Microwave Power Products Division of Varian Associates, Inc. and CPII. Prior to that, Mr. Littman held various finance positions with Varian Associates and TRW Inc. Mr. Littman received a B.A. degree in economics and an M.B.A. degree, both from the University of California at Los Angeles.

John R. Beighley serves as one of CPII’s vice presidents. Mr. Beighley became a vice president of CPII in March 1997. Mr. Beighley currently heads CPII’s worldwide field sales organization. From May 1992 to March 1997, Mr. Beighley was CPII’s Western Hemisphere sales manager responsible for sales in the Americas, the Far East and Australia. From June 1989 to May 1992, Mr. Beighley was CPII’s North American sales manager. From March 1981 to June 1989, Mr. Beighley held a number of product marketing and field sales positions with Varian Associates, Inc. Mr. Beighley received a B.S. degree in marketing from San Francisco State University and an M.B.A. degree from Santa Clara University.

Don C. Coleman serves as one of CPII’s vice presidents. Mr. Coleman became a vice president and division president of CPII’s Beverly Microwave Division in February 1999. Mr. Coleman was vice president of manufacturing for CPII’s Beverly Microwave Division from February 1996 until accepting his current position. From 1990 until 1996, Mr. Coleman held the position of engineering manager for Receiver Protector Products at the Company’s Beverly Microwave Division. Prior to 1990, Mr. Coleman held a variety of manufacturing and development engineering positions at Varian Associates, Inc. Mr. Coleman received a B.S. degree in engineering from the University of Massachusetts.

Andrew E. Tafler serves as one of CPII’s vice presidents. Mr. Tafler became a vice president of CPII in December 2005. Mr. Tafler became division president of CPII’s Satcom Division in May 2004. Mr. Tafler was previously vice president of operations for the Satcom Division from 2000 to 2004. From 1989 to 2000, Mr. Tafler held the business development manager and then the operations manager positions at the Communications & Medical Products Division of the Electron Device Group of Varian Associates, Inc. Mr. Tafler held a number of manufacturing and marketing positions at Varian Associates from 1984 to 1989. Prior to joining Varian Associates, Mr. Tafler served in engineering and management positions with Bell Canada Inc. Mr. Tafler holds a B.A.Sc. degree in electrical engineering from the University of Toronto.

Robert B. McKeon serves as the chairman of our board of directors. Mr. McKeon is the founder, chairman, and managing partner of Veritas Capital, a New York-based private equity investment firm he formed in 1992. Prior to forming Veritas in 1992, Mr. McKeon served as the chairman of Wasserstein Perella Management Partners and was a founding partner of Wasserstein Perella & Co. in 1988. Mr. McKeon currently serves as chairman of the board of Aeroflex Holding Corp., Global Tel*Link Corporation, Excelitas Technologies Corp. and The SI Organization, Inc., and he served as the chairman of the board of DynCorp International Inc. from March 2005 to July 2010. Mr. McKeon is a member of the Council on Foreign Relations and the Center for Strategic & International Studies. Mr. McKeon holds a B.S. from Fordham University and an M.B.A. from Harvard Business School. Mr. McKeon was chosen to serve on our board of directors because of his position as founder, chairman, and managing partner of Veritas Capital, his experience on other public and private company boards and his extensive experience in finance and private equity investment.

Hugh D. Evans serves as a member of our board of directors. Mr. Evans is a partner at Veritas Capital. Prior to joining Veritas in 2005, Mr. Evans was a partner at Falconhead Capital, a middle market private equity firm. While at Falconhead, Mr. Evans was a member of the firm’s investment committee. Prior to Falconhead, Mr. Evans was a principal at Stonington Partners. Mr. Evans began his private equity career in 1992 at Merrill Lynch Capital Partners, the predecessor firm of Stonington, which was a wholly owned subsidiary of Merrill Lynch. Mr. Evans is a member of the boards of directors of Aeroflex Holding Corp. and several private companies. Mr. Evans holds an A.B. from Harvard University and an M.B.A. from the University of Chicago Graduate School of Business. Mr. Evans was chosen to serve on our board of directors because of his position as a partner of Veritas Capital, his experience on other public and private company boards and his extensive experience in finance and private equity investment.

Ramzi M. Musallam serves as a member of our board of directors. Mr. Musallam is a partner at Veritas Capital, which he has been associated with since 1997. Mr. Musallam is a member of the boards of directors of Aeroflex Holding Corp. and several private companies and was a member of the board of directors of DynCorp International Inc. from February 2005 to July 2010. Mr. Musallam holds a B.A. from Colgate University with a major in Economics and Mathematics and an M.B.A. from the University of Chicago Booth School of Business. Mr. Musallam was chosen to serve on our board of directors because of his position as a partner of Veritas Capital, his experience on other public and private company boards and his extensive experience in finance and private equity investment.

Jeffrey P. Kelly serves as a member of our board of directors. Mr. Kelly is a vice president at Veritas Capital. Prior to joining Veritas in 2008, Mr. Kelly was a vice president in the Leveraged Finance Group at Goldman Sachs & Co., where he structured and executed loan and high yield bond financings for leveraged buyouts and strategic acquisitions across a variety of industries. Prior to Goldman Sachs & Co. in 2006, Mr. Kelly worked at Morgan Stanley, raising non-investment grade debt capital for corporate clients in the loan and bond markets. Mr. Kelly currently serves as a director of Excelitas Technologies Corp. Mr. Kelly holds a B.S. in Finance from Washington University and an M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Kelly was chosen to serve on our board of directors because of his experience and familiarity with the Company and his extensive experience in finance, capital markets and private equity investment.

Michael J. Meehan, II joined our board of directors in June of 2011. Mr. Meehan is a senior advisor to several business organizations, including Dimension Capital Management, a wealth management firm. Prior to that, Mr. Meehan was a managing director at Steinberg Asset Management, LLC from 2007 to 2010 and, before that, a senior managing director at Kellogg Capital Markets, LLC from 2005 to 2007. Before joining Kellogg, he was a specialist and a member of Fleet Meehan Specialist, Inc., a member of the New York Stock Exchange, from 2000 to 2005. Prior to that, Mr. Meehan was General Partner of M.J. Meehan & Co. from 1992 through 2000. From 1971 through 1992, he was partner at Salomon Brothers, where he ran their floor operations. Before that, he was a general partner at M.J. Meehan & Co from 1964 through 1970. Mr. Meehan holds a B.A. degree from the University of Pennsylvania. Mr. Meehan was chosen to serve on our board of directors because of his extensive experience in and knowledge of the equity securities markets.

Admiral Leighton W. Smith, Jr. (USN Ret.) joined our board of directors in June of 2011. Admiral Smith was appointed to four-star rank in April 1994, became commander-in-chief, U.S. Naval Forces Europe and commander-in-chief, Allied Forces Southern Europe and concurrently assumed the command of the NATO-led Implementation Force in Bosnia in December 1995. Admiral Smith retired from the U.S. Navy in 1996 after 34 years of service. Admiral Smith has served as a distinguished fellow at the Center for Naval Analysis and as a senior advisor to the Institute for Defense Analysis. Admiral Smith is a director of CAE USA Inc., a public company that provides simulation and modeling technologies and integrated training services primarily to the civil aviation industry and defense forces globally and is also a member of the board of Billing Services Group, a provider of clearing, settlement, payment and financial risk management solutions to the telecommunications industry. He is also president of Leighton Smith Associates engaged in consulting to major defense contractors. Prior to 2010, Admiral Smith served as a member of the board of directors of DynCorp International, Inc. Admiral Smith holds a B.A. in Naval Science from the U.S. Naval Academy and a Master’s degree in Personnel Counseling from Troy State University. Admiral Smith was chosen to serve on our board of directors because of his extensive experience in and knowledge of the U.S. Department of Defense, which allows him to bring additional perspective and invaluable insight to our board of directors.

Committee Composition

Because Parent's equity securities are owned by Holding LLC, and are not listed on an exchange or publicly held, the board of directors of Parent has not created separate audit, compensation or nominating committees. The entire board of directors of Parent functions as the compensation and audit committees, and no written charter governs the actions of the board of directors when performing the functions that would generally be performed by those respective committees.

Code of Legal and Ethical Conduct

The Company has adopted a code of legal and ethical conduct that applies to all employees, directors, consultants and agents of the Company and its subsidiaries, including the principal executive officer, principal financial officer, the controller and persons performing similar functions. This code is available on the Company’s website at www.cpii.com under the heading “Company Info,” and the subheading “Code of Legal and Ethical Conduct.” The Company will promptly disclose on the Company’s website any amendments to, and waivers from, the Company’s code of legal and ethical conduct, if and when required.

Audit Committee

The Company's audit committee consists of the entire board of directors. The Company's board of directors has not determined if any of the members of the audit committee qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) and (iii) of Regulation S-K.

Item 11.    Executive Compensation

DIRECTOR COMPENSATION

Director Compensation Table

The table below summarizes the compensation paid to or earned by each person who was a director of the Company during the fiscal year ended September 30, 2011, other than any director who is an executive officer. Mr. Caldarelli and Mr. Fickett are also named executive officers, and information regarding compensation paid to or earned by them is presented below under “Executive Compensation—Summary Compensation Table” and the related explanatory tables and narrative disclosures. Mr. Caldarelli and Mr. Fickett did not receive any additional compensation for their service as directors.

	Fees Earned or Paid in Cash (1)	Stock Awards		Option Awards	All Other Compensation		Total Compensation
Michael Targoff (2)	$51,750	$—		$—	$—		$51,750
Michael F. Finley (2)	20,500	—		—	—		20,500
Stephen R. Larson (2)	47,000	—		—	—		47,000
Jeffrey P. Hughes (2)	19,000	—		—	—		19,000
William P. Rutledge (2)	55,250	—		—	362	(4)	55,612
Robert B. McKeon	—	—		—	—		—
Hugh D. Evans	—	—		—	—		—
Ramzi M. Musallam	—	—		—	—		—
Jeffrey P. Kelly	—	—		—	—		—
Michael J. Meehan	8,333	10,841	(3)	—	—		19,174
Admiral Leighton W. Smith Jr.	8,333	10,841	(3)	—	—		19,174

(1)	For a description of the fees earned by the non-employee directors during the fiscal year ended September 30, 2011, see the disclosure below under “—Narrative to Director Compensation Table."

(2)	Designates individuals who were members of the board of directors of the Predecessor. Each of these directors resigned from the board of directors in connection of the closing of the Merger.

(3)	The amounts represent the grant date fair value of the Class B membership interests in Holding LLC granted to each of the Company’s non-employee directors during fiscal year 2011. On June 6, 2011, Mr. Meehan and Admiral Smith were each granted Class B membership interests equal to approximately 0.01% of the aggregate amount of all outstanding Class A and Class B membership interests in Holding LLC upon their appointment to the board for the first time. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including affiliates of the Sponsor, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The Class B membership interests are non-transferable, and are subject to vesting over a five-year period. Vesting would be accelerated in the event of a change of control. The fair value of the interest at the date of grant was based upon the value of the Class B membership interests of Holding LLC less a 25% marketability discount. The value was determined as of April 27, 2011 based upon a number of factors, including the amount of investment made in exchange for Class A membership interests of Holding LLC by Veritas Capital and certain members of management of the Company. The amount represents the grant date estimate of compensation cost to be recognized over the service period, excluding the effect of forfeiture. For additional information regarding the assumptions used for the valuation, see Note 11 to the accompanying consolidated financial statements.

(4)	Consists of Company-paid premiums for dental and vision insurance.

Narrative to Director Compensation Table

Following the Merger, our independent directors are paid an annual cash retainer of $25,000. In addition, we expect to make a one-time grant of Class B membership interests in Holding LLC to an independent director joining the board for the first time, in an amount to be determined by the full board of directors at such time. We may also make additional grants of Class B membership interests in Holding LLC to our independent directors from time to time, as and when determined by the full board. On June 6, 2011, we granted to each of Mr. Meehan and Admiral Smith Class B membership interests in Holding LLC equal to approximately 0.01% of the aggregate amount of all outstanding Class A and Class B membership interests in Holding LLC upon their appointment to the board for the first time. We do not pay any compensation to our non-independent board members in their capacity as such. See "Security Ownership of Certain Beneficial Owners and Management" for additional information regarding the Class B membership interests in Holding LLC.

The amounts paid to the directors of the Predecessor who resigned in connection with the Merger were determined in accordance with the board compensation policies of the Predecessor.

EXECUTIVE COMPENSATION

Forward-looking Statements

This section contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that are predictive in nature; that depend upon or refer to future events or conditions; or that include words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or variations or negatives of such words or similar or comparable words or phrases. These statements are only predictions. Forward-looking statements are based on the Company’s current expectations and projections about future events and are subject to risks, uncertainties and assumptions that may cause results to differ materially from those set forth in the forward-looking statements. The forward-looking statements may include statements regarding actions to be taken by the Company. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the uncertainties that may affect the Company’s business, particularly those mentioned in the cautionary statements in Item 1A “Risk Factors” of this report and in the other periodic reports filed by the Company with the Securities and Exchange Commission.

Compensation Discussion and Analysis

On February 11, 2011, the date of the Merger, we ceased being a public company subject to the rules of Nasdaq Stock Market. Prior to that date, the compensation of our executive officers was determined by a compensation committee consisting of directors who were independent under the rules of the Nasdaq Stock Market. The Predecessor’s prior filings on Form 10-K with the Securities and Exchange Commission summarize the factors considered by the Predecessor’s compensation committee in connection with its decisions and recommendations prior to the Merger.

Following the Merger, we did not establish a separate compensation committee, and the board of directors of Parent became responsible for the oversight of our compensation programs and policies. The board of directors consists of six non-employee directors and two executive officers. The executive officers on the board of directors are excluded from the decision-making process with respect to themselves.

The following narrative discussion of the Company’s compensation policies and practices describes the Company’s policies following the Merger.

Attracting, retaining and motivating well-qualified executives are essential to the success of any company. The business and product lines of the Company are specialized and require executives with specialized knowledge and unique experience. Accordingly, we have assembled a team of executive officers having deep, specialized knowledge of our particular business and product lines. The goals of our compensation program are to provide significant rewards for successful performance, to encourage stability of our management team and retention of top executives who may have attractive opportunities at other companies and to align the executive officers’ interest with those of our stockholders.

From time to time, the board of directors may utilize the services of independent consultants to perform analyses and to make recommendations to the board of directors relative to executive compensation matters. Following the Merger, the board of directors was not advised by a compensation consultant regarding compensation matters. No compensation consultant is paid on a retainer basis. The recommendations of the chief executive officer are also solicited by the board of directors with respect to compensation for named executives other than the chief executive officer.

Elements and Brief Description of Components of Compensation

The elements of our compensation program consist of the following:

Salary

In view of our desire to reward performance and loyalty and to place a significant portion of each executive officer’s compensation at risk, we regard salary as only one component of the compensation of our named executive officers. Our executive officers’ salaries for fiscal year 2011 were approved by the compensation committee of our Predecessor.

We review the base salaries of our named executive officers annually, after receiving recommendations from our chief executive officer.

Management Incentive Plan

Under our Management Incentive Plan, we set objective financial and performance goals near the beginning of each fiscal year. Each executive officer receives an award under which he will receive a bonus equal to a percentage of his base salary; the applicable percentage depends on whether, and the extent to which, the objective performance goals are achieved for the fiscal year. For each fiscal year, we determine a minimum level of objective performance goals that must be achieved before the executive officers will receive any bonuses under the MIP. The goals and calculations underlying the MIP for fiscal year 2011 are discussed in greater detail under “–Management Incentive Plan Awards for Fiscal Year 2011.”   The executive officers’ goals under the MIP for fiscal year 2011 were set and approved by the compensation committee of our Predecessor.

Equity Grants

Prior to the Merger, the compensation committee of our Predecessor approved the issuance by Predecessor of stock options, restricted stock and restricted stock units to our named executive officers.

As a result of the Merger, the Predecessor’s common stock, restricted stock, restricted stock units and stock options were cancelled in exchange for cash payments. In connection with the Merger, we provided the named executive officers with the opportunity to purchase Class A membership interests in Holding LLC and also issued Class B membership interests to them. The Class B membership interests are subject to vesting. These membership interests will increase in value if the Company’s value increases and are designed to provide a valuable long-term incentive to our named executive officers.

Deferred Compensation

We offer a non-qualified deferred compensation plan for our executive officers and other employees who are part of a select group of highly compensated or management employees. This deferred compensation plan provides participants with an opportunity to defer payments of a specified percentage of their base salary and Management Incentive Plan bonus. In addition, we make employer contributions to the deferred compensation plan based on a formula. Although the employer contributions to the deferred compensation plan for our executive officers are fully vested, they are in relatively small annual amounts as compared to the executive officers’ base salaries.

Canadian Defined Benefit Pension Plan for Chief Executive Officer

We provide a defined benefit pension plan governed by Canadian law to our chief executive officer. The purpose of this plan is to provide retirement income to our chief executive officer after he has completed many years of service to us. The plan is a retention device, as our chief executive officer’s benefits under the plan will depend on the number of years of his service to us. The plan is in lieu of our chief executive officer’s participation in our Canadian defined contribution plan (analogous to a 401(k) plan) that is generally available to our Canadian employees. Benefits under this defined benefit pension plan are subject to the same statutory limits that are applicable to broad-based plans in Canada.

Severance Payments, Change-in-control Payments and Related Tax Gross-ups

Our Predecessor entered into employment agreements with the named executive officers prior to the Merger, and these employment agreements continue in force following the Merger. These employment agreements provide that our named executive officers will receive certain severance benefits if we terminate their employment without “cause,” or, in the case of our (a) chief executive officer, (b) chief operating officer and president, and (c) chief financial officer, treasurer and secretary, if they terminate their employment with “good reason” (e.g., because they are demoted). If their termination of employment follows a change in control of the Company, our chief executive officer, chief operating officer and president, and chief financial officer, treasurer and secretary will receive an enhanced level of severance benefits. Furthermore, if a golden parachute excise tax is imposed on our chief executive officer, chief operating officer and president or chief financial officer, treasurer and secretary in connection with his termination of employment following a change in control, the affected executive will receive “gross-up” payments to make him whole for the golden parachute excise tax. However, if a 10% or less reduction in severance would eliminate the golden parachute tax, then the severance will be reduced to eliminate the tax and no reimbursement will be provided. The details of such arrangements are discussed in the section entitled “—Narrative Disclosure to Summary Compensation Table, Grants of Plan-based Awards Table, and Grants of Other Equity-based Awards Table—Employment Agreements” below.

The change-in-control provisions contained in the employment agreements of our named executive officers are “double trigger” provisions: i.e., the named executive officer does not receive his change-in-control payments automatically on the occurrence of a change in control, but must either be discharged by the Company (or the applicable subsidiary) without “cause” or (in the case of our chief executive officer, chief operating officer and president, and chief financial officer, treasurer and secretary) terminate his employment with the Company (or the applicable subsidiary) for “good reason” within a stated period after the occurrence of the change in control. Thus, the change-in-control payments are essentially compensation for being fired or forced out of a job in connection with the change in control.

All Other Compensation

All other compensation for our named executive officers includes, among other things, Company contributions under our 401(k) plan, payment of certain legal fees, car allowances and, in the case of our chief executive officer, a tax gross-up on his car allowance.

Risks Associated with the Company’s Compensation Policies and Practices

The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The board of directors, which serves as the compensation committee for the Company, has reviewed the Compensation Discussion and Analysis for fiscal year 2011 and discussed its contents with the Company’s management. Based on such review and discussions, the board of directors recommended that the Compensation Discussion and Analysis be included in the annual report on Form 10-K.

Board of Directors

O. Joe Caldarelli
Hugh D. Evans
Robert A. Fickett
Jeffrey P. Kelly
Robert B. McKeon
Michael J. Meehan
Ramzi M. Musallam
Admiral Leighton W. Smith Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Finley and Mr. Hughes served on the Predecessor’s Compensation Committee during the portion of fiscal year 2011 preceding the Merger. Neither Mr. Finley nor Mr. Hughes was an officer or employee or former officer or employee of the Company or its subsidiaries, and neither of them had any interlocking relationships with the Company that are subject to disclosure under the Securities and Exchange Commission rules relating to compensation committees.

Following the Merger, we did not establish a separate compensation committee, and the board of directors of Parent became responsible for the oversight of our compensation programs and policies. The board of directors consists of six non-employee directors and two executive officers, Mr. Caldarelli and Mr. Fickett. The executive officers on the board of directors are excluded from the decision-making process with respect to themselves.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned for the fiscal year ended September 30, 2011 by:

•	the chief executive officer;

•	the chief financial officer; and

•	the three other most highly compensated individuals who were serving as executive officers of the Company at the end of the fiscal year.

These individuals are referred to in this proxy as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary(c)	Stock Awards(d)	Option Awards(e)	Non-equity Incentive Plan Compensation(f)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(g)	All Other Compensation(h)	Total
O. Joe Cajdarelli (a)(b)	2011	$573,954	$973,579	$113,868	$738,920	$228,047	$79,818	$2,708,186
Chief Executive Officer	2010	494,382	115,920	225,014	1,002,980	312,052	82,844	2,233,192
	2009	418,607	108,840	202,003	258,841	97,621	77,465	1,163,377

Joel A. Littmann	2011	306,577	395,231	56,934	304,000	—	49,600	1,112,342
Chief Financial Officer,	2010	287,077	57,960	112,507	310,500	—	45,477	813,521
Treasurer & Secretary	2009	267,077	54,420	101,002	113,860	—	39,570	575,929

Robert A. Fickett	2011	357,673	588,013	75,912	481,000	—	54,053	1,556,651
Chief Operating Officer &	2010	336,942	77,280	150,010	554,531	—	49,853	1,168,616
President	2009	319,539	72,560	134,669	219,709	—	45,026	791,503

Andrew E. Tafler (a)	2011	204,410	294,007	37,956	206,780	—	40,278	783,431
Vice President	2010	183,022	38,640	75,005	202,864	—	37,097	536,628
	2009	158,631	36,280	67,334	94,608	—	32,515	389,368

Don C. Coleman	2011	204,922	294,007	37,956	174,000	—	39,584	750,469
Vice President	2010	196,561	38,640	75,005	87,113	—	36,231	433,550
	2009	190,523	36,280	67,334	46,652	—	34,355	375,144

(a)	For Mr. Caldarelli and Mr. Tafler, salary, non-equity incentive plan compensation and all other compensation amounts are denominated in Canadian dollars. Salary and all other compensation amounts were converted to U.S. dollars using the average exchange rate during fiscal year 2011 of approximately US$1.01 for C$1.00, during fiscal year 2010 of approximately US$0.95 for C$1.00 and during fiscal year 2009 of approximately US$0.85 for C$1.00. Non-equity incentive plan compensation amounts were converted to U.S. dollars for fiscal year 2011 using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00, for fiscal year 2010 using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00 and for fiscal year 2009 using an exchange rate as of October 2, 2009 of approximately US$0.93 for C$1.00.

(b)	Mr. Caldarelli’s base salary was increased to C$575,000 on January 8, 2011. Prior to this increase, his base salary had remained constant at C$550,000 since October 2004. During the second half of fiscal year 2009, however, Mr. Caldarelli agreed to take a voluntary and temporary 20% reduction to his base salary. Excluding this temporary reduction, any changes to his reported base salary in fiscal years 2010 and 2009 were a result of the changing U.S. dollar to Canadian dollar exchange rate.

(c)
Midway through fiscal year 2009, each of the named executive officers agreed to a voluntary reduction in base salary as a contribution to the Company-wide cost reduction plan. The reduction for each officer was 10% of base salary, except for Mr. Caldarelli, who agreed to a 20% reduction.

(d)	The column includes:

(1)	the grant date fair value for stock awards calculated in accordance with FASB ASC 718, “Compensation – Stock Compensation,” for (i) the 25% of Predecessor stock awards granted during fiscal year 2011 that became vested upon the consummation of the Merger and (ii) all shares of restricted stocks and restricted stock units granted during fiscal years 2010 and 2009. For Mr. Caldarelli, the grant date fair value for the 25% of the Predecessor stock awards granted during fiscal year 2011 that became vested upon the consummation of the Merger equaled $57,990; for Mr. Littman, this value equaled $28,995; for Mr. Fickett, this value equaled $38,660; for each of Messrs. Coleman and Tafler, this value equaled $19,330. Under the terms of the Predecessor's merger agreement with Veritas, which was entered into prior to the granting of the fiscal year 2011 stock awards, 25% of the stock awards granted by the Predecessor during fiscal year 2011 would vest and be cashed out in connection with the Merger and the remaining 75% would be cancelled at the time of the Merger for no consideration. For Mr. Caldarelli, the grant date fair value for all of the Predecessor stock awards granted during fiscal year 2011 (including those that were terminated at the time of the Merger for no consideration) equaled $231,960; for Mr. Littman, this value equaled $115,980; for Mr. Fickett, this value equaled $154,640; for each of Messrs. Coleman and Tafler, this value equaled $77,320. The amounts represent the grant date estimate of compensation costs to be recognized over the service period, excluding the effect of forfeiture, but taking into account the expected cancellation of 75% of the fiscal year 2011 stock awards in connection with the Merger. For additional information regarding the assumptions used for the valuation, see Note 12 to the accompanying consolidated financial statements, Note 9 to the consolidated financial statements included in the Company’s Form 10-K filed for the fiscal year ended October 1, 2010 and Note 10 to the consolidated financial statements included in the Company’s Form 10-K filed for the fiscal year ended October 2, 2009. Additional information about the awards reflected in the column is set forth in the notes to the “Grants of Plan-based Awards for Fiscal Year 2011” table.

The amounts also represent the maximum value assuming the highest level of performance conditions is probable (but also assuming that 75% of the fiscal year 2011 stock awards would be cancelled in connection with the Merger for no consideration). All of the Predecessor’s stock plans were terminated upon the completion of the Merger.

(2)
the grant date fair value of Class B membership interest granted to named executives during the fiscal year. The Class B membership interests are non-transferable and will vest ratably over five years, beginning on the first anniversary of the date of grant. For details refer to table entitled “Grants of Other Equity-based Awards for Fiscal Year 2011.” The fair value of the interest at the date of grant was based upon the value of the Class B membership interests of Holding LLC less a 25% marketability discount. The value was determined as of April 27, 2011 based upon a number of factors, including the amount of investment made in exchange for Class A membership interests of Holding LLC by Veritas Capital and certain members of management of the Company. The amount represents the grant date estimate of compensation cost to be recognized over the service period, excluding the effect of forfeiture. For additional information regarding the assumptions used for the valuation, see Note 11 to the accompanying consolidated financial statements.

(e)	The column includes the grant date fair value for option awards calculated in accordance with ASC 718, for (i) the 25% of stock options granted during fiscal year 2011 that became vested upon the consummation of the Merger and (ii) all stock options granted during fiscal years 2010 and 2009. For Mr. Caldarelli, the grant date fair value for the 25% of the Predecessor stock options granted during fiscal year 2011 that became vested upon the consummation of the Merger equaled $113,868; for Mr. Littman, this value equaled $56,934; for Mr. Fickett, this value equaled $75,912; for each of Messrs. Coleman and Tafler, this value equaled $37,956. Under the terms of the Predecessor's merger agreement with Veritas, which was entered into prior to the granting of the fiscal year 2011 stock options, 25% of the stock options granted by the Predecessor during fiscal year 2011 would vest and be cashed out in connection with the Merger and the remaining 75% would be cancelled at the time of the Merger for no consideration. For Mr. Caldarelli, the grant date fair value for all of the Predecessor stock options granted during fiscal year 2011 (including those that were terminated at the time of the Merger for no consideration) equaled $455,472; for Mr. Littman, this value equaled $227,736; for Mr. Fickett, this value equaled $303,648; for each of Messrs. Coleman and Tafler, this value equaled $151,824. The amounts represent the grant date estimate of compensation costs to be recognized over the service period, excluding the effect of forfeiture, but taking into account the expected cancellation of 75% of the fiscal year 2011 stock options in connection with the Merger. For additional information regarding the assumptions used for the valuation, see Note 12 to the accompanying consolidated financial statements, Note 9 to the consolidated financial statements included in the Company’s Form 10-K filed for the fiscal year ended October 1, 2010 and Note 10 to the consolidated financial statements included in the Company’s Form 10-K filed for the fiscal year ended October 2, 2009. Additional information about the options reflected in the column is set forth in the notes to the “Grants of Plan-based Awards for Fiscal Year 2011” table. The amounts also represent the maximum value assuming the highest level of performance conditions is probable (but also assuming that 75% of the fiscal year 2011 stock options would be cancelled in connection with the Merger for no consideration). All of the Predecessor’s stock plans were terminated upon the completion of the Merger.

(f)	Includes amounts earned under the Company’s Management Incentive Plan under the Company’s 2006 Equity and Performance Incentive Plan for all of the named executive officers. As noted above, for Mr. Caldarelli and Mr. Tafler, the payments are denominated in Canadian dollars, and fiscal year 2011 amounts were converted to U.S. dollars using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00, while fiscal year 2010 amounts were converted to U.S. dollars using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00 and fiscal year 2009 amounts were converted to U.S. dollars using an exchange rate as of October 2, 2009 of approximately US$0.93 for C$1.00.

(g)
Mr. Caldarelli’s pension plan is denominated in Canadian dollars. The aggregate change in the actuarial present value of the pension benefit obligation during fiscal years 2009, 2010 and 2011 consists of the following:

	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2011
U.S. dollar changes in Canadian pension benefit obligation	$107,071	$263,362	$225,382
Increases (Decreases) in pension benefit obligation as a result of the changing U.S. dollar to Canadian dollar exchange rate	(9,450)	48,689	2,665
Total changes in pension benefit obligation in U.S. dollars	$97,621	$312,052	$228,047

The amounts above were calculated using an exchange rate at the beginning of fiscal year 2009 of approximately US$0.94 for $C$1.00, at the end of 2009 of approximately US$0.93 for C$1.00, at the end of fiscal year 2010 of approximately US$0.97 for C$1.00, and at the end of fiscal year 2011 of approximately US$0.98 for C$1.00.

(h)
Mr. Caldarelli’s pension plan is denominated in Canadian dollars. The aggregate change in the actuarial present value of the pension benefit obligation during fiscal years 2009, 2010 and 2011 consists of the following."

All Other Compensation Table for Fiscal Year 2011

The components of the amounts shown in the “All Other Compensation” column of the “Summary Compensation Table” are displayed in detail in the following table.

Name of Executive	Company 401(k) Contribution	Car Allowance (a)	Tax Gross-ups (b)	Payments to Non-qualified Deferred Compensation Plan (c)	Cash in Lieu of Pension (d)	Payments to Defined Contribution Plan (e)	Other Compensation	Total
O. Joe Caldarelli	$—	$42,545	$18,802	$—	$18,471	$—	$—	$79,818
Joel A. Littman	12,038	25,200	—	12,362	—	—	—	49,600
Robert A. Fickett	11,638	25,200	—	17,215	—	—	—	54,053
Andrew E. Tafler	—	25,472	—	—	3,104	11,702	—	40,278
Don C. Coleman	9,734	25,200	—	4,650	—	—	—	39,584

(a)
Represents the total cost to the Company for use by the named executive officer of a company car during fiscal year 2011. For Mr. Caldarelli, this includes amounts paid by the Company for lease costs, reimbursement of gas, maintenance costs and car insurance. For Mr. Caldarelli and Mr. Tafler, the amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2011 of approximately US$1.01 for C$1.00.

(b)
Represents tax gross-ups paid to Mr. Caldarelli related to the use of a company car. The amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2011 of approximately US$1.01 for C$1.00.

(c)	Represents amount to be contributed by the Company to the non-qualified deferred compensation plan for fiscal year 2011.

(d)
The Company’s Canadian subsidiary makes contributions to a defined benefit plan (discussed under “—Pension Benefits” below) for the benefit of Mr. Caldarelli and to a defined contribution plan for the benefit of other Canadian employees, including Mr. Tafler. The amounts in this column represent the excess of the amount the Company is obligated to contribute over the governmentally imposed limitation on contributions. For Mr. Caldarelli, this amount was paid to an investment advisor managing investments in the defined benefit plan. For Mr. Tafler this amount was paid to him in cash. The amounts shown are denominated in Canadian Dollars and were converted to U.S. Dollars using the average exchange rate during fiscal year 2011 of approximately US$1.01 for C$1.00.

(e)
Represents C$11,586 contributed by the Company to the defined contribution plan for fiscal year 2011. The amount is denominated in Canadian Dollars and was converted to U.S. Dollars using the average exchange rate during fiscal year 2011 of approximately US$1.01 for C$1.00.

Grants of Plan-based Awards For Fiscal Year 2011

The following table provides information concerning grants of plan-based awards to each of the named executive officers for the fiscal year ended September 30, 2011.

		Date of Approval by	Estimated Future Payments Under Non-equity Incentive Plan Awards(1)			Actual Payouts Under Non-equity Incentive Plan	All Other Stock Awards: Number of Shares of Stock or Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Compensation Committee	Threshold ($)	Target ($)	Maximum ($)	Awards(2) ($)	Units(3) (#)	Options(4) (#)	Awards ($/Sh)	Awards(5) ($)
O. Joe Caldarelli (6)	—	—	$169,050	$563,500	$1,183,350	$738,920	—	—	—	—
	12/1/10	12/1/10	—	—	—	—	3,000	9,000	$19.33	$171,858

Joel A. Littman	—	—	55,620	185,400	370,800	304,000	—	—	—	—
	12/1/10	12/1/10	—	—	—	—	1,500	4,500	19.33	85,929

Robert A. Fickett	—	—	81,113	270,375	608,344	481,000	—	—	—	—
	12/1/10	12/1/10	—	—	—	—	2,000	6,000	19.33	114,572

Andrew E. Tafler (6)	—	—	29,988	99,960	224,910	206,780	—	—	—	—
	12/1/10	12/1/10	—	—	—	—	1,000	3,000	19.33	57,286

Don C. Coleman	—	—	30,900	103,000	231,750	174,000	—	—	—	—
	12/1/10	12/1/10	—	—	—	—	1,000	3,000	19.33	57,286

(1)
Amounts represent possible payouts under the Company’s Management Incentive Plan under the Predecessor’s 2006 Equity and Performance Incentive Plan for fiscal year 2011 for all of the named executive officers.

(2)
The amounts in this column represent the actual payouts under the Management Incentive Plan under the Predecessor’s 2006 Equity and Performance Incentive Plan for fiscal year 2011 for all of the named executive officers. The amounts in this column are also included in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

(3)
Each named executive officer was granted restricted stock units under the Predecessor’s 2006 Equity and Performance Incentive Plan on December 1, 2010. The restricted stock units were subject to time-vesting and performance-vesting conditions. All of such shares were broken up into four tranches (each a “Tranche”), each consisting of one-fourth of the unvested shares. The unvested shares in each Tranche would become fully vested only if both the time-vesting conditions (described below) and certain EBITDA-based performance conditions were satisfied with respect to such unvested shares. The time-vesting conditions were satisfied at a rate of 25% per year based on continued employment over a four-year period. Under the terms of the Predecessor's merger agreement with Veritas, which was entered into prior to the granting of the fiscal year 2011 stock awards, 25% of the stock awards granted by the Predecessor during fiscal year 2011 would vest and be cashed out in connection with the Merger and the remaining 75% would be cancelled at the time of the Merger for no consideration. For Mr. Caldarelli, the grant date number of the Predecessor stock awards granted during fiscal year 2011 (including those that were terminated at the time of the Merger for no consideration) was 12,000 shares; for Mr. Littman, this amount was 6,000 shares; for Mr. Fickett, this amount was 8,000 shares; for each of Messrs. Coleman and Tafler, this amount was 4,000 shares. The amounts shown in this column represent the grant date number of stock awards, but taking into account the expected cancellation of 75% of the fiscal year 2011 stock awards in connection with the Merger. Following the Merger, no further restricted stock units will be issued under the Predecessor’s 2006 Equity and Performance Incentive Plan.

(4)
Each named executive officer was granted stock options under the Predecessor’s 2006 Equity and Performance Incentive Plan on December 1, 2010. The options were scheduled to vest at a rate of 25% on each of the first four anniversaries of the grant date. Under the terms of the Predecessor's merger agreement with Veritas, which was entered into prior to the granting of the fiscal year 2011 stock options, 25% of the stock options granted by the Predecessor during fiscal year 2011 would vest and be cashed out in connection with the Merger and the remaining 75% would be cancelled at the time of the Merger for no consideration. For Mr. Caldarelli, the grant date number of the Predecessor stock options granted during fiscal year 2011 (including those that were terminated at the time of the Merger for no consideration) was 36,000 stock options; for Mr. Littman, this amount was 18,000 stock options; for Mr. Fickett, this amount was 24,000 stock options; for each of Messrs. Coleman and Tafler, this amount was 12,000 stock options. The amounts shown in this column represent the grant date number of stock options, but taking into account the expected cancellation of 75% of the fiscal year 2011 stock options in connection with the Merger. Following the Merger, no further stock option grants will be made pursuant to the Predecessor’s 2006 Equity and Performance Incentive Plan.

(5)	For each officer, sets forth the grant date fair value of the 25% of the restricted stock units and stock options that were expected to vest in connection with the Merger.

(6)
For Mr. Caldarelli and Mr. Tafler, estimated future payments under non-equity incentive plan awards and actual payouts under non-equity incentive plan awards are denominated in Canadian dollars, which were converted to U.S. dollars using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00.

Grants of Other Equity-based Awards

Certain members of management have been and in the future may be granted Class B membership interests in Holding LLC. The Class B membership interests are intended to provide incentives to management to focus on the long-term value of the Company. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including affiliates of the Sponsor, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The aggregate amount of outstanding Class B membership interests shall not exceed 7.5% of the total membership interests in Holding LLC. The Class B membership interests are non-transferable and will vest ratably over five years, beginning on the first anniversary of the date of grant. The vesting of the Class B membership interests will be accelerated upon the occurrence of a “change in control” as defined in the limited liability company agreement governing Holding LLC.

Information with respect to Class B membership interests in Holding LLC granted to the named executive officers during fiscal year 2011 follows:

Name of Executive	Grant Date	Grants of Class B Membership Interest (1)	Grant Date Fair Value (2)
O. Joe Caldarelli	4/27/2011	1.00%	$915,589
Joel A. Littman	4/27/2011	0.40%	$366,236
Robert A. Fickett	4/27/2011	0.60%	$549,353
Andrew E. Tafler	4/27/2011	0.30%	$274,677
Don C. Coleman	4/27/2011	0.30%	$274,677

(1)	Percentages represent Class B membership interests awarded to the named executive officers.

(2)
The fair value of the Class B membership interests at the date of grant was based upon the value of the Class B membership interests of Holding LLC less a 25% discount for lack of liquidity. The value of the Class B membership interests was determined based upon a number of factors, including the amount of investment made in exchange for Class A membership interests of Holding LLC by Veritas Capital and certain members of management of the Company as of April 27, 2011.

Narrative Disclosure to Summary Compensation Table, Grants of Plan-based Awards Table, and Grants of Other Equity-based Awards Table

Employment Agreements

Messrs. Caldarelli, Fickett and Littman

Communications & Power Industries Canada Inc., a subsidiary of the Company, is a party to an employment agreement with Mr. Caldarelli, and Communications & Power Industries LLC, also a subsidiary of the Company, is party to an employment agreement with each of Messrs. Fickett and Littman. The term of each employment agreement commenced on April 27, 2006 and continued for a three-year period thereafter. Each agreement is automatically extended for additional one-year periods thereafter, unless the employer or the executive officer gives notice of non-renewal at least six months prior to the end of the term. No notices of non-renewal have been provided with respect to these agreements.

Each agreement provides for the following initial base salary, subject to upward adjustment by the board of directors of the Company in its sole discretion: Mr. Caldarelli—C$550,000; Mr. Fickett—US$300,000; and Mr. Littman—US$230,000.

Each of these executive officers is eligible to receive an annual cash bonus through participation in the Company’s Management Incentive Plan, as in effect from time to time, and awards under the Company’s equity incentive plans. For fiscal year 2011, the target bonuses for Messrs. Caldarelli, Fickett and Littman under the Company’s MIP were 1.0, 0.75 and 0.60 respectively, times their respective base salaries. Each of these executive officers is eligible to participate in other benefit plans, policies and programs.

If the employment of any of these executive officers is terminated by the employer for cause, is terminated as a result of the death or disability of the executive officer or is terminated by the executive officer other than for good reason, then the employment agreement will terminate immediately, and the executive officer will be entitled to receive only (a) accrued but unpaid salary through the date of termination and vacation pay and other cash compensation or cash entitlements as of the date of termination and (b) in the case of any termination other than by the employer for cause and by the executive officer without good reason, if the executive officer has been employed for at least six months during the fiscal year, a partial bonus for the fiscal year of termination equal to the full bonus payable multiplied by a fraction equal to the fraction of the fiscal year preceding the executive officer’s termination.

If the employment of any of these executive officers is terminated by the employer without cause or by the executive officer for good reason, as applicable, then the executive officer will be entitled to receive severance payments equal to a multiple of the sum of the executive officer’s base salary and the average value of the MIP and other performance bonuses received by the executive officer for the three fiscal years preceding the termination date. The applicable multiples for Messrs. Caldarelli, Fickett and Littman are 2.0, 1.5 and 1.5, respectively. If the termination occurs more than six months after the beginning of a fiscal year, then the executive officer will be eligible to receive a prorated bonus for the year of termination.

In addition, in the case of a termination without cause or a resignation for good reason within the two-year period following a change of control, the severance payments will be equal to a specified multiple of the sum of the executive officer’s base salary and the highest MIP or other performance bonus received by the executive officer during the three fiscal years preceding the termination date. The applicable multiples for Messrs. Caldarelli, Fickett and Littman in this case are 2.5, 2.0 and 2.0, respectively.

In the case of a termination without cause or a resignation for good reason, Messrs. Caldarelli, Fickett and Littman will be eligible to continue receiving certain benefits for 24 months, 18 months and 18 months, respectively, following termination. If the termination occurs within the two-year period following a change of control, the applicable benefit continuation periods for Messrs. Caldarelli, Fickett and Littman will be 30 months, 24 months and 24 months, respectively.

If any compensation payable to an executive officer upon termination is deemed to be “deferred compensation” within the meaning of Section 409A of the Internal Revenue Code, if the stock of the Company (or one of its affiliates) is publicly traded on an established securities market or otherwise and if the executive officer is determined to be a “specified employee” as defined in Section 409A(a)(2)(B)(i) of the Internal Revenue Code, then payment of such compensation will be delayed as required pursuant to Section 409A of the Internal Revenue Code. Such delay will last six months from the date of the executive officer’s termination except in the event of the executive officer’s death.

As a condition to receiving the benefits and payments described above in connection with a termination by the employer without cause or termination by the executive officer for good reason, the executive officer will be required to execute a release of any claims and potential claims against the employer and its affiliates and directors relating to the executive officer’s employment, and the executive officer and the employer will also enter into reasonable mutual non-disparagement covenants.

Following the termination of employment of any of the executive officers without cause or a resignation for good reason, the executive officer will be subject to a post-termination non-compete covenant and a post-termination covenant not to solicit any of the Company’s current or potential customers. The duration of these covenants will be equal to the duration of the post-termination period during which the Company is obligated to provide benefits as described above. In addition, if their employment is terminated for any reason, Messrs. Caldarelli, Fickett and Littman will be prohibited from soliciting for employment any of the Company’s employees for a 24-month, 18-month and 18-month period, respectively, following termination (or, if longer, the period during which they are subject to the non-compete covenant).

For each of the executive officers, good reason generally means any of the following (i) assignment to the executive officer of any duties inconsistent with the executive officer’s positions with Parent, CPII and Communications & Power Industries LLC (and, in Mr. Caldarelli’s and Mr. Fickett’s case, also Holding LLC, and, in Mr. Caldarelli’s case, also Communications & Power Industries Canada Inc.) as set forth in the employment agreement (including status, offices, titles and reporting requirements), authorities, duties or responsibilities as contemplated in the employment agreement or any action by Parent or CPII (in the case of all three executive officers), Communications & Power Industries LLC (in the case of Messrs. Fickett or Littman) or Communications & Power Industries Canada Inc. (in Mr. Caldarelli’s case) that results in diminution in such positions, authority, duties or responsibilities; (ii) failure by the employer to comply with the provisions of the employment agreement; (iii) relocation of the office where the executive officer is required to report to a location that is 50 or more miles from the executive officer’s current location; or (iv) notice to the executive officer that the term of the employment agreement will not be extended.

For each of the executive officers, cause generally means any of the following: (a) acts or omissions by the executive officer that constitute intentional material misconduct or a knowing violation of a material policy of the Company or any of its subsidiaries, (b) the executive officer personally receiving a benefit in money, property or services from the Company or any of its subsidiaries or from another person dealing with the Company or any of its subsidiaries, in material violation of applicable law or policy of the Company or any of its subsidiaries, (c) an act of fraud, conversion, misappropriation or embezzlement by the Company or his conviction of, or entering a guilty plea or plea of no contest with respect to a felony or the equivalent thereof (other than DUI) or (d) any deliberate and material misuse or deliberate and material improper disclosure of confidential or proprietary information of the Company or any of its subsidiaries. No act or omission by the executive officer constitutes cause unless the employer has given detailed written notice thereof to the executive officer, and the executive officer has failed to remedy such act or omission within a reasonable time after receiving such notice.

If any payments made by the employer to Mr. Caldarelli, Fickett or Littman would result in the imposition of the golden parachute excise tax under Section 280G of the Internal Revenue Code of 1986, then the employer will reimburse the affected executive officer for the amount of the tax, on a grossed-up basis to cover any taxes on the reimbursement payment. However, if a 10% or less reduction in severance would eliminate the golden parachute tax, then the severance will be reduced to eliminate the tax and no reimbursement will be provided.

Mr. Coleman

Communications & Power Industries LLC has an employment letter, dated November 2, 2002, with Mr. Coleman that provides for an annual base salary of $159,000. The current practice is for the base salary to be reviewed and adjusted as appropriate. The letter provides that Mr. Coleman is entitled to participate in the Company’s Management Incentive Plan. If Mr. Coleman is terminated without cause, he will be entitled to continued payment of his base salary for 12 months. If Mr. Coleman is terminated without cause at any time during the two-year period following a change-in-control event, he will be entitled to continued payment of base salary for 12 months. In addition, upon a termination without cause, including in connection with such termination within two years after a change-in-control event, Mr. Coleman will be entitled to the continuation of employee benefits for the severance period, 100% of the management incentive award that otherwise would have been earned by him, continued use of his company car and full outplacement services. In order to receive the foregoing severance benefits, Mr. Coleman will be required to execute a general release in favor of the employer.

Mr. Tafler

Communications & Power Industries Canada Inc., a subsidiary of the Company, is a party to an employment letter agreement, dated June 21, 2004, with Mr. Tafler that provides for an annual base salary of $165,000. The Company’s current practice is for the base salary to be reviewed and adjusted as appropriate. The letter provides that Mr. Tafler is entitled to participate in the Company’s Management Incentive Plan. Mr. Tafler is also entitled to participate in the executive car program and the defined contribution plan, if Mr. Tafler is terminated without cause, he will be entitled to continued payment of base salary for 12 months. If Mr. Tafler is terminated without cause at any time during the two-year period following a change-in-control event, he will be entitled to continued payment of base salary for 12 months, the continuation of employee benefits for the severance period, 100% of the management incentive award that otherwise would have been earned by him, continued use of his company car and full outplacement services. In order to receive the foregoing severance benefits, Mr. Tafler will be required to execute a general release in favor of the employer.

2006 Equity and Performance Incentive Plan

The Predecessor adopted its 2006 Equity and Performance Incentive Plan (as amended, the “2006 Plan”) in April 2006. The equity awards granted under the 2006 Plan consisted of options, restricted stock and restricted stock units. In the Merger, the holders of restricted stock units or shares of restricted stock received $19.50 per share in cash in exchange for their restricted stock units or restricted stock (except that 75% of the restricted stock units and shares of restricted stock granted during fiscal year 2011 were cancelled in exchange for no consideration). In addition, at or following the Merger, all outstanding stock options were cancelled in exchange for a cash payment equal to the number of shares subject to each option multiplied by the excess of the $19.50 per share Merger price over the applicable exercise price (except that 75% of the stock options granted during fiscal year 2011 were cancelled in exchange for no consideration). After the Merger, no further stock option, restricted stock or restricted stock unit awards will be made under the 2006 Plan.

Management Incentive Plan Awards for Fiscal Year 2011

For fiscal year 2011, the Predecessor’s Compensation Committee established goals under the Management Incentive Plan based on earnings before interest, taxes, depreciation and amortization, further adjusted to exclude certain non-cash and non-recurring items (“Adjusted EBITDA”), and cash flows from operating activities before taxes, interest and non-recurring expenses, less recurring cash flow from investing activities (“Adjusted Operating Cash Flow”). Minimum and maximum Adjusted EBITDA and Adjusted Operating Cash Flow goals were established at the corporate level and at each division. No bonus is payable with respect to a performance factor if the performance is below the minimum goal. Performance above the maximum level would not result in any increase in bonus.

The following table sets forth for fiscal year 2011, the minimum threshold goals (below which no bonuses based on the corresponding factor would be paid) and the maximum goals (above which no bonuses based on the corresponding factor would be paid), for Company Adjusted EBITDA and Adjusted Operating Cash Flow as well as the Company’s actual performance for the year (dollars in millions).

Performance Factor	Minimum Threshold	Maximum Threshold	Actual Performance
Company Adjusted EBITDA	$57.0	$69.0	$63.4
Company Adjusted Op. Cash Flow	47.0	57.0	58.5

In calculating Adjusted EBITDA for fiscal year 2011, the Company excluded the following non-recurring and non-cash items: strategic alternative transaction expenses of $14.2 million, stock-based compensation expense of $4.9 million, early debt extinguishment expense of $0.1 million, an adjustment for the merger impact of the revaluation of acquired assets and liabilities of $8.6 million, the Veritas Management advisory fees of $1.4 million and legal fees for a business compliance review of $0.2 million. The base salary used for each executive was: Mr. Caldarelli C$575,000 Canadian, Mr. Littman $309,000, Mr. Fickett $360,500, Mr. Tafler C$204,000 Canadian, and Mr. Coleman $206,000.

The award for Mr. Caldarelli, our chief executive officer, provided that his bonus would be weighted as follows: 40% on Adjusted EBITDA for the Company as a whole, 40% on Adjusted Operating Cash Flow for the Company as a whole, 10% on Adjusted EBITDA for the Communications & Medical Products (“CMP”) Division (of which he is the president) and 10% on Adjusted Operating Cash Flow for the CMP Division. His bonus would be 30% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 210% of his base salary on achievement of the maximum levels of Adjusted EBITDA and Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA or Adjusted Operating Cash Flow.

For fiscal year 2011, the CMP Division’s actual Adjusted EBITDA and actual Adjusted Operating Cash Flow were below the respective minimum thresholds. As a result, no bonus was payable with respect to the operating results of the CMP Division.

The award for Mr. Fickett, our chief operating officer and president, provided that his bonus would be weighted as follows: 25% on Adjusted EBITDA for the Company as a whole, 25% on Adjusted Operating Cash Flow for the Company as a whole, 25% on Adjusted EBITDA for the Microwave Power Products (“MPP”) Division (of which he is the president) and 25% on Adjusted Operating Cash Flow for the MPP Division. His bonus would be 22.5% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 168.75% of his base salary on achievement of the maximum levels of Adjusted EBITDA or Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA or Adjusted Operating Cash Flow.

For fiscal year 2011, the MPP Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount equal to approximately 81% of the difference between the minimum and maximum thresholds, and the MPP Division’s actual Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 68 % of the difference between the minimum and the maximum thresholds.

The award for Mr. Littman, our chief financial officer, treasurer and secretary, provided that his bonus would be weighted as follows: 50% on Adjusted EBITDA for the Company as a whole and 50% on Adjusted Operating Cash Flow for the Company as a whole. His bonus would be 15% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 120% of his base salary on achievement of the maximum levels of Adjusted EBITDA or Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA or Adjusted Operating Cash Flow.

The award for Mr. Coleman, vice president, provided that his bonus would be weighted as follows: 25% on Adjusted EBITDA for the Company as a whole, 25% on Adjusted Operating Cash Flow for the Company as a whole, 25% on Adjusted EBITDA for the Beverly Microwave Division (“BMD Division”) (of which he is the president) and 25% on Adjusted Operating Cash Flow for the BMD Division. His bonus would be 15.0% of his base salary (as in effect as of the end of the fiscal year) on achievement of the minimum thresholds and 112.5% of his base salary on achievement of the maximum levels of Adjusted EBITDA or Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA or Adjusted Operating Cash Flow.

For fiscal year 2011, the BMD Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount equal to approximately 57% of the difference between the minimum and maximum thresholds, and the BMD Division’s Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 59% of the difference between the minimum and the maximum threshold.

The award for Mr. Tafler, vice president, provided that his bonus would be weighted as follows: 25% on Adjusted EBITDA for the Company as a whole, 25% on Adjusted Operating Cash Flow for the Company as a whole, 25% on Adjusted EBITDA for the Satcom Division (of which he is the president) and 25% on Adjusted Operating Cash Flow for the Satcom Division. His bonus would be 15.0% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 112.5% of his base salary on achievement of the maximum levels of Adjusted EBITDA or Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA or Adjusted Operating Cash Flow.

For fiscal year 2011, the Satcom Division’s actual Adjusted EBITDA and Adjusted Operating Cash Flow were above the respective maximum thresholds. As a result the maximum bonus was payable with respect to the operating results of the Satcom Division.

The Management Incentive Plan provided that total aggregate bonus payments under the MIP for fiscal year 2011 would not exceed 8% of Adjusted EBITDA. For fiscal year 2011, the bonuses actually paid under the MIP did not approach this limit.

Except in the case of scheduled retirement, death or disability or as otherwise provided in an employee’s employment agreement, to be eligible for a bonus award, an executive officer must be on the payroll in good standing at the end of the fiscal year and at the time of payment. Payments are expected to be distributed on January 13, 2012 for U.S. executives officers, and no later than the end of January 2012 for Canadian executive officers. In the event of scheduled retirement, death or disability, a pro rata payment will be made to the executive officer or the executive officer’s estate.

Outstanding Equity Awards at September 30, 2011

Information with respect to unvested Class B membership interests in Holding LLC granted to the name executive officers and outstanding as of September 30, 2011, follows:

Name of Executive	Class B Membership Interest That Has Not Vested (1)	Market Value of Unvested Class B Membership Interest (2)
O. Joe Caldarelli	1.00%	$915,589
Joel A. Littman	0.40%	$366,236
Robert A. Fickett	0.60%	$549,353
Andrew E. Tafler	0.30%	$274,677
Don C. Coleman	0.30%	$274,677
_____________________

(1)
Percentages represent unvested Class B membership interests in Holding LLC that vest ratably over a five-year period on April 27 of each year, with the first 20% vesting on April 27, 2012. All of the unvested Class B membership interests will vest automatically upon a change of control.

(2)
The Class B membership interests are not publicly listed and therefore market value information is not readily available. The Company believes  that the fair value of the Class B membership interests did not change materially between April 27, 2011 (the date of grant) and September 30, 2011. Accordingly, the table sets for the grant date value of the Class B membership interests. See “Grants of Other Equity-based Awards” table.

Option Exercises and Stock Vested for Fiscal Year 2011

	Option Award (1)		Stock Awards (2)
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
O. Joe Caldarelli	—	$15,136,765	31,500	$613,455
Joel A. Littman	—	5,468,542	15,750	306,728
Robert A. Fickett	—	9,227,864	21,000	408,970
Andrew E. Tafler	—	1,862,299	10,500	204,485
Don C. Coleman	—	2,749,470	10,500	204,485
______________________

(1)
Represents amounts realized upon the cancellation of options to acquire shares of common stock of Predecessor at or immediately following the completion of the Merger. Except as provided in the next sentence, in connection with the Merger, stock options to acquire shares of common stock of Predecessor were cancelled in exchange for a cash payment equal to $19.50 per share minus the applicable exercise price. However, 75% of the options to purchase common stock of Predecessor that were issued during fiscal year 2011 were cancelled in connection with the Merger for no consideration.

(2)
Represent shares of restricted stock and restricted stock units of the Predecessor that vested during fiscal year 2011, including those vested before the closing of the Merger as well as those that became vested upon the closing of the Merger.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
O. Joe Caldarelli	Pension Plan for Executive Employees of Communications & Power Industries Canada Inc. (as applicable to O. Joe Caldarelli)	32	$1,368,516	—
______________________

(1)	Amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00.

Narrative Disclosure to Pension Benefits Table

In December 2002, Communications & Power Industries Canada Inc., a subsidiary of the Company, adopted a defined benefit pension plan for its chief executive officer, O. Joe Caldarelli. Communications & Power Industries Canada Inc., Mr. Caldarelli’s employer, is the administrator of the plan. The amount of annual pension payable to Mr. Caldarelli at age 65, which is the normal retirement age as defined in the plan, is equal to: (i) 2% of the average of Mr. Caldarelli’s highest average indexed earnings for each year of pensionable service before December 31, 1990 plus (ii) the aggregate of 2% of Mr. Caldarelli’s indexed earnings for each year of pensionable service on or after January 1, 1991. In effect, under current Canadian regulations, as of the end of December 2011, the annual pension amount would be limited to C$2,552.22 per year of pensionable service. As used above and defined in the plan, “earnings” refers to salary, commissions, bonus and profit sharing; “pensionable service” (subject to exceptions for certain temporary absences) refers to the number of years and completed months of continuous service in Canada with the employer and all pensionable service recognized under The Retirement Plan of Communications & Power Industries Canada Inc. (the predecessor plan), “indexed earnings” means, for any given calendar year, the earnings adjusted to the date of calculation (which is the earliest date of retirement, termination of employment, date of death or termination of the plan) to reflect increases after the year in the average weekly wages and salaries of the Industrial Aggregate as published by Statistics Canada, and “highest average indexed earnings” means the average of the highest three years of indexed earnings preceding any date of calculation. Amounts payable to Mr. Caldarelli under the plan cannot exceed the maximum pension limits under the Canadian Income Tax Act. Under current Canadian regulations, Mr. Caldarelli would have been entitled to a maximum pension of C$81,671 per year if he had retired at the end of December 2011.

The pension paid under the plan will be increased annually on January 1 of each year, beginning the January 1 after the date of commencement of payment of the pension, based on the average rate of increase in the Canada all-items Consumer Price Index as published by Statistics Canada, during the previous calendar year (or part of the year) in respect of which payments were made, less 1%. If the annual pension benefit payable at normal retirement age is less than 2% of the yearly maximum pensionable earnings, as defined in the plan, for the calendar year in which Mr. Caldarelli retires, dies or his employment terminates, then a lump sum of the commuted value (as described in the plan) will be paid instead.

Pension payments will generally begin on the date that Mr. Caldarelli actually retires and will be paid in equal monthly installments of one-twelfth of the annual amount. If Mr. Caldarelli does not have a spouse at the time that the pension commences to be paid, then the pension payments will cease with the last payment due before his death or after 180 monthly payments have been made, whichever is later. If Mr. Caldarelli were to die before said 180 monthly payments had been made, then the commuted value (as described in the plan) of the remaining payments would be paid to his beneficiary, in one lump sum. If Mr. Caldarelli has a spouse at the time that the pension commences to be paid, then pension payments will be made throughout

Mr. Caldarelli’s lifetime for a minimum of 60 monthly payments, with the provision that after his death, or after 60 monthly payments have been made (whichever is later), pension payments will continue to his spouse throughout his spouse’s lifetime at the rate of 66.67% of his pension. If he were to die before the minimum of 60 monthly payments had been made, then such payments will continue in full to the surviving spouse until the balance of the 60 monthly payments has been made and will then be reduced to 66.67%. If his spouse were also to die before the minimum of 60 monthly payments had been made, then the commuted value (as described in the plan) of the remaining payments would be paid to Mr. Caldarelli’s estate, in one lump sum. Notwithstanding the foregoing, Mr. Caldarelli’s spouse is entitled to waive her entitlement to receive payment of the pension under the plan, and in such event, Mr. Caldarelli will be deemed to not have a spouse for purposes of the plan at the time that the pension commences. Because Mr. Caldarelli is married, he has the option of electing a reduced amount of pension payment during his lifetime, with the provision that after his death, payment will continue as follows during the lifetime of his spouse if his spouse is then living: (i) in full without a guaranteed period or with a guaranteed period from commencement date of the pension of 60, 120 or 180 monthly payments or (ii) reduced to 66.67% with a guaranteed period from the commencement of the pension of 120 or 180 monthly payments.

Under the plan, Mr. Caldarelli is permitted to retire early, on the first of any month within 10 years of his normal retirement date, and Mr. Caldarelli is therefore currently eligible for early retirement under the plan. The amount payable at early retirement is the lesser of (i) the actuarial equivalent (determined on the basis of mortality tables, rates of interest and rules adopted from time to time by the employer for this purpose on recommendation of the actuary) of the pension accrued to the date of early retirement and otherwise payable from the normal retirement date and (ii) the pension accrued to the date of early retirement and otherwise payable from the normal retirement date, reduced by the early retirement reduction factor prescribed by Income Tax Regulation 8503(3)(c) under the Canadian Income Tax Act.

Under the plan, if Mr. Caldarelli remains in service after his normal retirement age, he may delay receipt of his pension to the earlier of (i) the first day of the month coinciding with or following his actual retirement date and (ii) the first day of the month before the calendar year of his 69th birthday. The amount of pension payable at late retirement will be the sum of (a) the actuarial equivalent (determined as described above) of the pension accrued to his normal retirement date plus (b) the pension accrued (as calculated pursuant to the first paragraph) to the date of late retirement for each year, or part of a year, of pensionable service after his normal retirement date.

Upon termination of employment prior to normal retirement age, Mr. Caldarelli will receive a deferred pension payable from the normal retirement age in the normal form described in the plan. The amount of deferred pension will equal the amount of pension otherwise accrued under the plan to the date of termination. In addition, upon termination of employment (or wind-up of the plan), he is entitled to receive an early retirement pension, as described above. If Mr. Caldarelli dies while employed prior to commencement of the deferred pension payments to which he would have been entitled had his employment terminated immediately before his death, his surviving spouse may elect a lump sum payment equal to the commuted value (as described in the plan) of the deferred pension or an immediate or deferred pension payable in equal monthly installments, the present value of which does not exceed the present value of the deferred pension, payable throughout the spouse’s lifetime without a guaranteed period or with a guaranteed period not in excess of 180 monthly payments.

The plan may be amended or discontinued by the employer, and in such event, the benefits provided prior to the date of amendment will not be adversely affected. Replacement of the plan by another plan will be considered an amendment. If the plan is discontinued, the assets will be allocated to provide the pensions and benefits according to the plan.

The employer will pay into the plan in monthly installments within 30 days after the month for which contributions are payable, the amounts deemed to be employer-eligible contributions. An employer-eligible contribution is a contribution made by the employer to the plan that is a prescribed contribution or complies with prescribed conditions per applicable legislation and is made pursuant to the recommendation of the actuary. The employer is required to establish a pension fund into which all contributions will be deposited. The pension fund is not part of the revenue or assets of the employer. Accordingly, payments to be made under the plan will be made from the balance in the pension fund and from the general assets of the employer.

The method of valuation for determining the present value of the accumulated benefit is based on the following assumptions:

	From 10/1/10 to 9/30/11	From 10/2/09 to 10/01/10	From 10/3/08 to 10/02/09
Mortality table	80% GAM-1983 (50% male/50% female)	80% GAM-1983 (50% male/50% female)	80% GAM-1983 (50% male/50% female)
Expected rate of return on plan assets	7.5%	7.5%	7.5%
Discount rate of liabilities at the beginning of the year	4.75%	5.75%	5.75%
Discount rate of liabilities at the end of the year	4.25%	4.75%	5.75%
Rate of salary increase	4.00%	4.00%	4.00%
Rate of increase of monthly pension unit	3.00%	3.00%	3.00%
Average remaining service period of active employees	5.16	6.16	7.16
Age at retirement	65	65	65

Non-qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Joel A. Littman	—	$12,362	$(112)	$—	$77,563
Robert A. Fickett	$53,651	17,215	(3,573)	—	262,433
Don C. Coleman	83,083	4,650	(8,487)	—	139,315

(1)	Amounts reported in this column are also included in the “Summary Compensation Table” in the “All Other Compensation” column.

(2)
Amounts reported in this column are not considered as “above market or preferential earnings” under Securities and Exchange Commission Rules and are therefore not included in the “Summary Compensation Table.”

Narrative Disclosure to Non-qualified Deferred Compensation Table

The Company adopted the Communications & Power Industries, Inc. Non-qualified Deferred Compensation Plan (the “Original Plan”) in 1995, and in 2004 adopted the First Amendment and Restatement of the Communications & Power Industries, Inc. Non-qualified Deferred Compensation Plan (the “Restated Deferred Compensation Plan”). The Restated Deferred Compensation Plan provides for the deferral of income on a pre-tax basis for a select group of the Company’s management and highly compensated employees and is administered by the board of directors of the Company. Participation in the Restated Deferred Compensation Plan is limited to employees who are (i) a select group of management or highly compensated employees, as defined by the Employee Retirement Income Security Act of 1974 (ERISA), and (ii) designated as such by the plan administrator. The Restated Deferred Compensation Plan first applied to elections made by participating employees to defer compensation earned or vested after December 31, 2004. The provisions of the Original Plan will remain in effect for deferrals of compensation that was earned and vested before January 1, 2005.

Under the Restated Deferred Compensation Plan, generally, a participating employee may elect in December of each year to defer up to 100% of his or her salary and Management Incentive Plan bonus for the next calendar year (subject to reduction to facilitate compliance with applicable withholding requirements). The Company makes contributions during each calendar year for the benefit of each participant equal to the sum of (1) 4.75% of the participant’s base salary paid in such calendar year in excess of the Social Security taxable wage base in effect for such year, up to and including the dollar limit set forth in Section 401(a)(17) of the Internal Revenue Code, plus (2) 9.5% of the participant’s base salary paid in such calendar year in excess of the dollar limit in Section 401(a)(17) of the Internal Revenue Code.

A participant’s account will be credited with such participant’s deferred compensation, the Company’s contributions for such participant and any investment earnings, gains, losses or changes in value (from time to time, as provided in the Restated Deferred Compensation Plan). The administrator will keep a sub-account within the account of each person who was a participant before the effective date of the Restated Deferred Compensation Plan to reflect (i) the portion of the account attributable to deferred compensation amounts and Company contributions that were earned and vested before January 1, 2005 (which will continue to be governed by the provisions of the Original Plan) and (ii) the portion of the account attributable to deferred compensation amounts and Company contributions that were earned or vested after December 31, 2004 (which will be governed by the provisions of the Restated Deferred Compensation Plan). A participating employee is at all times fully vested in his or her account balance.

Investment elections may be made from the various investment alternatives selected by a participant from those made available by the Company from time to time. A participant may elect to have his or her account deemed invested in up to 10 investment alternatives, provided that an investment alternative must be applied to at least 10% of the total balance in the account and must be in a whole percentage amount. Notwithstanding the foregoing, the Company may invest contributions in investments other than the investments selected by the participant; however the participant’s return will be based on the results of his or her investment election (reduced for expenses as provided in the Restated Deferred Compensation Plan).

In the event of a participant’s disability or termination of employment for any reason, including retirement or death, the Company will pay the participant a termination benefit equal to the balance of the participant’s account in one lump sum within 2.5 months after the disability or termination of employment, provided that if stock of the Company is publicly traded on an established securities market (or otherwise), no payment will be made to a key employee (as defined in Section 416(i) of the Internal Revenue Code without regard to paragraph 5 of such section) of the Company or one of its affiliates within six months after such person’s separation from service (or the date of death, if earlier). In the event of a participant’s death before payment of the benefits pursuant to the preceding sentence, a death benefit equal to the balance in the participant’s account will be paid to the participant’s beneficiary in one lump sum within 2.5 months after the participant’s death. If the plan administrator, upon written request of a participant, determines in its sole discretion that the participant has suffered an unforeseeable financial emergency (as described in the Restated Deferred Compensation Plan), then the Company will pay the participant an amount necessary to meet the emergency in accordance with the provisions and subject to the limitations of the Restated Deferred Compensation Plan.

The board of directors may terminate, amend or modify the Restated Deferred Compensation Plan, subject to certain limitations set forth in the Restated Deferred Compensation Plan and applicable law. If the Restated Deferred Compensation Plan is terminated, (a) the portion of the participant’s account attributable to deferred compensation and Company contributions that were earned and vested before January 1, 2005 will be distributed in one lump sum and (b) the portion of the participant’s account attributable to deterred compensation and Company contributions that are earned or vested after December 31, 2004 will be distributed as and when such portion of the account would have been distributed if the plan had not terminated. The Restated Deferred Compensation Plan is intended to comply with the provisions of Internal Revenue Code Section 409A as enacted by the American Jobs Creation Act of 2004.

As with all non-qualified deferred compensation plans, a participating employee’s rights against the Company to receive the deferred amounts are limited to the rights of an unsecured general creditor. The Company’s obligation to pay benefits under the Original Plan and the Restated Deferred Compensation Plan is not backed by any security interest in the Company’s assets to assure payment of the deferred amounts.

Potential Payments upon Termination or Change in Control

Agreements Providing for Payments upon Termination or Change in Control

Employment Agreements

The employment agreements with Messrs. Caldarelli, Fickett, Littman, Tafler and Coleman could require the Company (or the applicable subsidiary) to make certain payments to those executive officers in connection with certain terminations of their employment, including in connection with a termination following a change of control of the Company. These agreements are described above under “Narrative Disclosure to Summary Compensation Table, Grants of Plan-based Awards Table and Grants of Other Equity-based Awards Table—Employment Agreements.”

Class B Membership Interests

The Class B membership interests granted to the named executive officers are subject to vesting over a five-year period. Upon the occurrence of a change of control, all unvested Class B membership interests will immediately become vested.

Calculation of Potential Payments upon Termination or Change in Control

The following table presents the Company’s estimate of the benefits payable to the named executive officers under the agreements described above in connection with certain terminations of their employment with the Company or its subsidiaries, including those in connection with a change in control. In calculating the amount of any potential payments to the named executive officers, the Company has assumed that the applicable triggering event (i.e., termination of employment) occurred on September 30, 2011.

Name	Compensation Element (3)	Termination Other than for Cause and Resignation for Good Reason— Not in Connection with Change of Control		Termination Other than for Cause and Resignation for Good Reason— In Connection with Change of Control		Termination for Cause or Resignation Other than for Good Reason		Death or Disability
O. Joe Caldarelli (1)	Base Salary	$1,127,000	(4)	$1,408,750	(10)	$—		$—
	Performance Bonus	2,088,918	(5)	3,272,220	(11)	738,920	(14)	738,920	(14)
	Acceleration of Equity Awards	—		915,589	(6)	—		—
	Continuation of Benefits	290,139	(7)	362,674	(12)	—		—
	Total	$3,506,057		$5,959,233		$738,920		$738,920

Joel A. Littman	Base Salary	$463,500	(4)	$618,000	(10)	$—		$—
	Performance Bonus	668,180	(5)	925,000	(11)	304,000	(14)	304,000	(14)
	Acceleration of Equity Awards	—		366,236	(6)	—		—
	Continuation of Benefits	96,476	(7)	128,635	(12)	—		—
	280G Tax Gross-up	—		—	(13)	—		—
	Total	$1,228,156		$2,037,871		$304,000		$304,000

Robert A. Fickett	Base Salary	$540,000	(4)	$720,000	(10)	$—		$—
	Performance Bonus	1,108,620	(5)	1,590,062	(11)	481,000	(14)	481,000	(14)
	Acceleration of Equity Awards	—		549,353	(6)	—		—
	Continuation of Benefits	110,946	(7)	147,929	(12)	—		—
	280G Tax Gross-up	—		—	(13)	—		—
	Total	$1,759,566		$3,007,344		$481,000		$481,000

Andrew E. Tafler (1)(2)	Base Salary	$199,920	(4)	$199,920	(10)	$—		$—
	Performance Bonus	206,780	(8)	206,780	(8)	—		206,780	(14)
	Acceleration of Equity Awards	—		274,677	(6)	—		—
	Continuation of Benefits	44,933	(7)	44,933	(12)	—		—
	Outplacement Services	15,000	(9)	15,000	(9)	—		—
	Total	$466,633		$741,310		$—		$206,780

Don C. Coleman (2)	Base Salary	$206,000	(4)	$206,000	(10)	$—		$—
	Performance Bonus	174,000	(8)	174,000	(8)	—		174,000	(14)
	Acceleration of Equity Awards	—		274,677	(6)	—		—
	Continuation of Benefits	56,601	(7)	56,601	(12)	—		—
	Outplacement Services	15,000	(9)	15,000	(9)	—		—
	Total	$451,601		$726,278		$—		$174,000

(1)	The Company believes that the Section 280G tax gross-up amounts should not apply to Mr. Caldarelli or Mr. Tafler, as they typically receive little or no U.S.-source income from the Company.

(2)	Mr. Coleman and Mr. Tafler are not entitled to receive the benefits described in this table in the event of a voluntary termination of employment (whether or not for good reason).

(3)
Excludes any payments to be received upon termination of employment in connection with the non-qualified deferred compensation plan described above under “—Narrative Disclosure to Non-qualified Deferred Compensation Table” and the pension plan described above under “—Narrative Disclosure to Pension Benefits Table.”

(4)
The amounts shown represent two years, 1.5 years, 1.5 years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Tafler’s and Mr. Coleman’s annual base salary (as applicable) as in effect on September 30, 2011. For Mr. Caldarelli and Mr. Tafler, salary amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00.

(5)
The amounts shown represent (i) the amount of the Management Incentive Plan awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2011 plus (ii) the average value of the amount paid under the Company’s MIP for fiscal years 2009, 2010 and 2011 (A) to Mr. Caldarelli, multiplied by two, (B) to Mr. Fickett multiplied by 1.5 and (C) to Mr. Littman multiplied by 1.5. For Mr. Caldarelli, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00.

(6)
The amounts shown represent the estimated value of unvested Class B membership  interests as of September 30, 2011 which will become automatically vested upon the occurrence of a change of control (whether or not termination occurs).

(7)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for two years, 1.5 years, 1.5 years, one year and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Tafler and Mr. Coleman. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00.

(8)
The amounts shown represent the amounts of the MIP award that would have been payable to Mr. Tafler and Mr. Coleman for fiscal year 2011. For Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00.

(9)	The amounts shown assume full outplacement services for a 12-month period with a firm providing transition support for executives.

(10)
The amounts shown represent 2.5 years, two years, two years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Tafler’s and Mr. Coleman’s annual base salary (as applicable) as in effect on September 30, 2011. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00.

(11)
The amounts shown represent (i) the amount of the MIP awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2011 plus (ii) the highest amount paid under the Company’s MIP during fiscal years 2009, 2010 and 2011 (A) to Mr. Caldarelli, multiplied by 2.5, (B) to Mr. Fickett multiplied by two and (C) to Mr. Littman multiplied by two. For Mr. Caldarelli, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00.

(12)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for 2.5 years, two years, two years, one year and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Tafler and Mr. Coleman. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00.

(13)
The calculation of the potential 280G tax gross-up amounts reflect the reimbursement that we are required to pay to Mr. Fickett and Mr. Littman due to (i) excise taxes that are imposed upon the executive as a result of a change in control, (ii) income and excise taxes imposed upon the executive as a result of our reimbursement of the excise tax amount and (iii) additional income and excise taxes that are imposed upon the executive as a result of our reimbursement of the executive for any excise or income taxes. The calculation of the potential 280G gross-up amounts are based upon a 280G excise tax rate of 20% on payments that exceed the “base amount” as defined in the income tax regulations under Internal Revenue Code Section 280G, a 35% federal income tax rate, a 1.45% Medicare tax rate and a 9.3% state income tax rate. For purposes of the 280G calculation, it is assumed that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to the executive executing a non-competition agreement.

(14)
The amounts shown represent the amount of the MIP awards that would have been payable to Messrs. Caldarelli, Littman, Fickett, Tafler and Coleman, as applicable, for fiscal year 2011. For Messrs.. Caldarelli and Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Holding LLC owns all of the outstanding common stock of Parent, which in turn owns all of the outstanding common stock of CPII. The Veritas Fund and its affiliates and certain members of our management beneficially own shares of our common stock indirectly through their holdings in Holding LLC.

        The following table sets forth information with respect to the beneficial ownership of the Class A and Class B membership interests in Holding LLC as of December 5, 2011 of: (1) each person or entity who beneficially owns 5% or more of the outstanding equity of Holding LLC; (2) each member of CPII’s board of directors, the board of directors of the Parent and the board of managers of the Holding LLC; (3) each of our named executive officers and directors; and (4) all of our directors and named executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of SEC. To our knowledge, each of the holders of Class A membership interests in Holding LLC listed below has sole voting and investment power as to the interests owned unless otherwise noted.

Name and Address of Beneficial Owner(1)	Percent of Class A Membership Interests(2)	Percent of Class B Membership Interests(3)
The Veritas Capital Fund IV, L.P.(4)(5)	42.63%	—
The Veritas Capital Fund III, L.P.(4)	30.79%	—
CICPI Holdings LLC(4)	21.32%	—
O. Joe Caldarelli	2.37%	1.00%
Robert A. Fickett	1.42%	*
Joel A. Littman	*	*
John R. Beighley	*	*
Don C. Coleman	*	*
Andrew E. Tafler	*	*
Robert B. McKeon(4)(6)	94.74%	—
Hugh Evans(4)	—	—
Ramzi M. Musallam(4)	—	—
Jeffrey P. Kelly(4)	—	—
Michael J. Meehan	—	*
Admiral Leighton W. Smith, Jr.	—	*
All executive officers and directors as a group (12 persons)(7)	100.00%	2.72%

* Represents less than 1% of total.

(1)	Except as otherwise indicated, addresses are c/o CPI International, Inc. 811 Hansen Way, Palo Alto, California 94303-1110.

(2)	Percentages do not reflect the impact of dilution due to the issuance of Class B membership interests.

(3)
Certain directors and members of our management were granted Class B membership interests in Holding LLC. Pursuant to the terms of the amended and restated limited liability company agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including our Sponsor, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The aggregate amount of outstanding Class B membership interests shall not exceed 7.5% of the aggregate amount of all outstanding Class A and Class B membership interests. The Class B membership interests will be non-transferable and will vest ratably over five years, beginning on the first anniversary of the grant date. Following consummation of the Merger, we granted Class B membership interests to members of our management and our independent directors in an aggregate amount equal to approximately 5.32% of the aggregate amount of all outstanding Class A and Class B membership interests. None of these Class B membership interests are currently vested.

(4)
The address for The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P., CICPI Holdings LLC, and Messrs. McKeon, Evans, Musallam and Kelly is c/o Veritas Capital Fund Management, L.L.C. 590 Madison Avenue, New York, New York 10022.

(5)	Pursuant to the amended and restated limited liability company agreement governing Holding LLC, Veritas Capital controls the appointment of the board of managers of Holding LLC.

(6)
Mr. McKeon, a member of the board of managers of Holding LLC, is the sole managing member of (i) Veritas Capital Partners IV, L.L.C., which is the general partner of The Veritas Capital Fund IV, L.P., (ii) Veritas Capital Partners III, L.L.C., which is the general partner of The Veritas Capital Fund III, L.P., and (iii) Veritas Capital Fund Management, L.L.C., which is the non-member manager of CICPI Holdings LLC and, as such, may be deemed a beneficial owner of the Class A membership interests owned by each of The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and CICPI Holdings LLC. Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in such entities.

(7)
Includes Class A membership interests held by The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and CICPI Holdings LLC, beneficial ownership of which may be deemed to be held by Mr. McKeon. See footnote 6 above. Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in such entities, if any.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Arrangements With Veritas

Advisory Agreement

In connection with the Merger, on February 11, 2011 we entered into an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Sponsor, pursuant to which Veritas Management will provide us with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023 and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or we terminate the advisory agreement. Pursuant to such agreement, we will pay Veritas Management an annual fee equal to the greater of $1 million and 3.0% of our Adjusted EBITDA, a portion of which is payable in advance annually beginning on the date of the Merger, and we will reimburse certain out-of-pocket expenses of Veritas Management. For the period February 11, 2011 to September 30, 2011, we incurred Veritas Management advisory fee expense of $1.4 million, of which $1.0 million was paid in February 2011 and $0.4 million remained in “accrued liabilities” in the accompanying consolidated balance sheet as of September 30, 2011.

In addition, Veritas Management received a cash transaction fee of $9 million as consideration for the services provided in connection with the Merger. If the Parent or any of its subsidiaries (including us) is involved in any transaction (including, without limitation, any acquisition, merger, disposition, debt or equity financing, recapitalization, structural reorganization or similar transaction), we will pay a transaction fee to Veritas Management equal to the greater of $500,000 and 2% of transaction value. We may terminate the advisory agreement immediately prior to a change of control or an initial public offering, upon payment to Veritas Management of an amount equal to all accrued fees and expenses plus the present value of all annual fees that would have been payable under the advisory agreement through December 31, 2023. No other related person has any interest in the advisory agreement.

Review and Approval of Transactions with Related Persons

Any material transaction involving our directors, nominees for director, executive officers and their immediate family members and us or any of our affiliates is reviewed and approved by our Chief Executive Officer, following consultation with the board of directors, who determine whether the transaction is in our best interest. The policies and procedures for related-party transactions are not in writing, but the proceedings are documented in the minutes of the board of directors.

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the NYSE and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our board of directors. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors.

Prior to the Merger, the Predecessor's common stock was listed on the Nasdaq Stock Market and the Predecessor's board of directors consisted of Mr. Caldarelli and five non-employee directors:  Mr. Finley, Mr. Hughes, Mr. Larson, Mr. Rutledge and Mr. Targoff. Each of the non-employee directors was "independent" under the rules of the Nasdaq Stock Market. Each of the non-employee directors resigned in connection with the closing of the Merger.

Other

See “Executive Compensation—Compensation Discussion and Analysis—Overview” for a description of arrangements with directors, executive officers and other senior management employees.

Item 14. Principal Accounting Fees and Services

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS

The following table sets forth the aggregate fees billed and expected to be billed to the Company by KPMG LLP for professional services during fiscal years 2011 and 2010, as well as out-of-pocket costs incurred in connection with these services (in thousands):

	Fiscal Year
	2011	2010
Audit Fees	$1,144	$1,190
Audit-related Fees	13	76
Tax Fees	—	—
All Other Fees	—	—
Total	$1,157	$1,266

Audit Fees

Consists of fees for professional services rendered for the audit of the Company’s financial statements, review of the interim financial statements included in quarterly reports and services that were provided by KPMG LLP in connection with the Merger and associated review of SEC registration statements. For fiscal year 2010, the audit fees include the audit of the Company’s financial statements, reviews of the interim financial statements included in the quarterly reports and the audit of internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002.

Audit related fees for fiscal years 2011 and 2010 include fees paid for review of audit workpapers in connection with due diligence services.

Pre-Approval Policies

Following the Merger, the Company does not have a separate Audit Committee. The Parent’s board of directors has the responsibility assigned to the Audit Committee. The Parent’s board of directors has determined not to adopt any blanket pre-approval policies. Instead, the Parent’s board of directors determined that it will, through designated individuals, specifically pre-approve the provision by KPMG LLP of all services.

All of the services provided by KPMG LLP described in the preceding paragraphs that occurred after the Merger were approved by the Parent’s board of directors. All of the services provided by KPMG LLP prior to the Merger were approved by the Audit Committee of the Predecessor in accordance with the policies and procedures adopted by the Predecessor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements

The following consolidated financial statements and schedules are filed as a part of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations and Comprehensive (Loss) Income

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

All schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	The Exhibit Index beginning on page 165 of this annual report is hereby incorporated by reference herein.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules:

See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
CPI International Holding Corp.:

We have audited the accompanying consolidated balance sheets of CPI International Holding Corp. and subsidiaries (the Company) as of September 30,2011 (Successor) and October 1, 2010 (Predecessor), and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for the periods from February 11, 2011 to September 30, 2011 (Successor) and October 2, 2010 to February 10, 2011 (Predecessor) and the years ended October 1, 2010 (Predecessor) and October 2, 2009 (Predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI International Holding Corp. and subsidiaries as of September 30, 2011 (Successor) and October 1, 20 I 0 (Predecessor), and the results of their operations and cash flows for the periods from February 11, 2011 to September 30, 2011 (Successor) and October 2, 2010 to February 10, 2011 (Predecessor) and the years ended October 1, 2010 (Predecessor) and October 2, 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 3 to the consolidated financial statements, the Company was acquired through a merger on February 11, 2011. As a result of the merger, the consolidated financial information for the period subsequent to the acquisition is presented on a different cost basis than that for the periods prior to the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

Santa Clara, California
December 8, 2011

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Successor	Predecessor
	September 30,	October 1,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$34,955	$42,829
Restricted cash	2,370	1,804
Accounts receivable, net	45,610	45,707
Inventories	78,296	75,208
Deferred tax assets	14,414	11,030
Prepaid and other current assets	6,486	6,459
Total current assets	182,131	183,037
Property, plant, and equipment, net	81,675	54,259
Deferred debt issue costs, net	14,073	1,604
Intangible assets, net	262,232	72,474
Goodwill	178,983	162,225
Other long-term assets	5,205	4,677
Total assets	$724,299	$478,276

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$1,500	$66,000
Accounts payable	27,188	24,290
Accrued expenses	27,301	23,653
Product warranty	5,607	5,101
Income taxes payable	2,912	5,022
Advance payments from customers	14,661	14,218
Total current liabilities	79,169	138,284
Deferred tax liabilities	87,268	21,707
Long-term debt, less current portion	361,697	128,934
Other long-term liabilities	6,269	5,411
Total liabilities	534,403	294,336
Commitments and contingencies
Stockholders’ equity
Common stock (Successor: $0.01 par value, 2 shares authorized; 1 share issued and outstanding. Predecessor: $0.01 par value, 90,000 shares authorized; 17,020 shares issued and 16,813 shares outstanding)	-	170
Additional paid-in capital	197,564	80,015
Accumulated other comprehensive loss	(1,185)	(141)
(Accumulated deficit) retained earnings	(6,483)	106,696
Treasury stock	-	(2,800)
Total stockholders’ equity	189,896	183,940
Total liabilities and stockholders' equity	$724,299	$478,276

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Successor	Predecessor
	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
Sales	$264,498	$124,223	$360,434	$332,876
Cost of sales, including $7,703 of utilization of net increase in cost basis of inventory due to purchase accounting for the period February 11, 2011 to September 30, 2011	195,001	91,404	251,987	239,385
Gross profit	69,497	32,819	108,447	93,491
Operating costs and expenses:
Research and development	9,798	4,994	12,429	10,520
Selling and marketing	13,618	8,264	20,794	19,466
General and administrative	15,093	11,853	24,988	20,757
Amortization of acquisition-related intangible assets	12,140	999	2,749	2,769
Strategic alternative transaction expenses (Notes 3 and 13)	9,555	4,668	19,913	-
Total operating costs and expenses	60,204	30,778	80,873	53,512
Operating income	9,293	2,041	27,574	39,979
Interest expense, net	17,708	5,788	15,213	16,979
Loss (gain) on debt extinguishment	134	-	-	(248)
(Loss) income before income taxes	(8,549)	(3,747)	12,361	23,248
Income tax (benefit) expense	(2,066)	983	5,622	(218)
Net (loss) income	(6,483)	(4,730)	6,739	23,466

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on cash flow hedges, net of tax	(890)	284	(653)	2,415
Unrealized actuarial (loss) gain and amortization of prior service cost, for pension liability, net of tax	(295)	175	(86)	(8)
Total other comprehensive (loss) income, net of tax	(1,185)	459	(739)	2,407
Comprehensive (loss) income	$(7,668)	$(4,271)	$6,000	$25,873

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated	Treasury Stock
	Shares	Amount	Capital	(Loss) Income	Deficit)	Shares	Amount	Total
Predecessor
Balances, October 3, 2008	16,538	$165	$71,818	$(1,809)	$76,491	(206)	$(2,800)	$143,865
Net income	-	-	-	-	23,466	-	-	23,466
Unrealized gain on cash flow hedges, net of tax	-	-	-	2,415	-	-	-	2,415
Unrealized actuarial loss and amortization of prior service cost
for pension liability, net of tax	-	-	-	(8)	-	-	-	(8)
Stock-based compensation cost	-	-	2,729	-	-	-	-	2,729
Exercise of stock options	57	1	83	-	-	-	-	84
Tax benefit related to stock option exercises	-	-	48	-	-	-	-	48
Issuance of common stock under employee stock purchase plan	111	1	952	-	-	-	-	953
Issuance of restricted stock awards	106	1		-	-	-	-	1
Forfeiture of restricted stock awards	(5)	-	-	-	-	-	-	-
Balances, October 2, 2009	16,807	168	75,630	598	99,957	(206)	(2,800)	173,553

Net income	-	-	-	-	6,739	-	-	6,739
Unrealized loss on cash flow hedges, net of tax	-	-	-	(653)	-	-	-	(653)
Unrealized actuarial loss and amortization of prior service cost
for pension liability, net of tax	-	-	-	(86)	-	-	-	(86)
Stock-based compensation cost	-	-	3,051	-	-	-	-	3,051
Exercise of stock options	126	1	229	-	-	-	-	230
Tax benefit related to stock option exercises	-	-	526	-	-	-	-	526
Issuance of common stock under employee stock purchase plan	49	1	579	-	-	-	-	580
Issuance of restricted stock awards	38	-	-	-	-	-	-	-
Balances, October 1, 2010	17,020	170	80,015	(141)	106,696	(206)	(2,800)	183,940

Net loss	-	-	-	-	(4,730)	-	-	(4,730)
Unrealized gain on cash flow hedges, net of tax	-	-	-	284	-	-	-	284
Unrealized actuarial gain and amortization of prior service cost
for pension liability, net of tax	-	-	-	175	-	-	-	175
Stock-based compensation cost	-	-	4,873	-	-	-	-	4,873
Exercise of stock options	20	1	174	-	-	-	-	175
Tax benefit related to stock option exercises	-	-	2,191	-	-	-	-	2,191
Issuance of common stock under employee stock purchase plan	13	-	217	-	-	-	-	217
Issuance of restricted stock awards	8	-	-	-	-	-	-	-
Balances, February 10, 2011	17,061	$171	$87,470	$318	$101,966	(206)	$(2,800)	$187,125

Successor
Balances, February 11, 2011	-	$-	$-	$-	$-	-	$-	$-
Net loss	-	-	-	-	(6,483)	-	-	(6,483)
Unrealized loss on cash flow hedges, net of tax	-	-	-	(890)	-	-	-	(890)
Unrealized actuarial loss on pension liability, net of tax	-	-	-	(295)	-	-	-	(295)
Stock-based compensation cost	-	-	420	-	-	-	-	420
Net equity investment	1	-	197,144	-	-	-	-	197,144
Balances, September 30, 2011	1	$-	$197,564	$(1,185)	$(6,483)	-	$-	$189,896

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
Cash flows from operating activities
Net (loss) income	$(6,483)	$(4,730)	$6,739	$23,466
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,876	3,027	8,076	7,773
Amortization of intangible assets	12,752	1,090	2,996	3,021
Write-off of patent application fees	-	-	-	83
Amortization of deferred debt issue costs	1,265	630	1,353	1,241
Amortization of discount on long-term debt	72	5	12	12
Utilization of net increase in cost basis of inventory due to purchase accounting	7,703	-	-	-
Non-cash (gain) loss on debt extinguishment	(487)	-	-	144
Discount on repayment of debt	-	-	-	(392)
Non-cash defined benefit pension (benefit) expense	(149)	(10)	31	39
Stock-based compensation expense	374	4,555	3,040	2,679
(Recovery) allowance for doubtful accounts	-	(38)	17	6
Deferred income taxes	(4,718)	(6,992)	(5,159)	(1,000)
Net (gain) loss on the disposition of assets	(21)	82	82	130
Net loss (gain) on derivative contracts	514	(400)	374	343
Tax benefit from stock option exercises	-	5,826	806	212
Excess tax benefit on stock option exercises	-	(2,191)	(593)	(54)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	868	(1,434)	(243)	(785)
Accounts receivable	(10,202)	10,271	(579)	2,197
Inventories	3,381	(6,193)	(8,200)	(1,495)
Prepaid and other current assets	915	(1,415)	(726)	426
Other long-term assets	174	165	(775)	67
Accounts payable	5,082	(2,184)	1,625	1,556
Accrued expenses	2,900	501	5,588	(4,107)
Product warranty	117	389	1,256	(314)
Income tax payable, net	1,853	(4,132)	2,516	(5,974)
Advance payments from customers	(8,325)	7,399	1,222	661
Other long-term liabilities	106	56	350	179
Net cash provided by operating activities	13,567	4,277	19,808	30,114

Cash flows from investing activities
Capital expenditures	(4,918)	(2,434)	(4,492)	(3,365)
Acquisition of predecessor entity	(370,490)	-	-	-
Payment of patent application fees	(4)	(6)	(41)	-
Net cash used in investing activities	(375,412)	(2,440)	(4,533)	(3,365)

Cash flows from financing activities
Equity investment, net	197,144	-	-	-
Proceeds from issuance of Successor's senior subordinated notes	208,550	-	-	-
Borrowings under Successor's term loan facility	143,815	-	-	-
Debt issue costs	(3,453)	-	-	-
Redemption and repurchase of Predecessor's senior subordinated notes and floating rate notes	(129,000)	-	-	(7,608)
Repayment of borrowings under Predecessor's term loan facility	(66,000)	-	-	(22,750)
Repayment of borrowings under Successor's term loan facility	(1,125)	-	-	-
Payment for Predecessor's senior credit facilities agreement amendment	-	(379)	-	-
Proceeds from stock purchase plan and exercises of stock options	-	391	809	1,037
Excess tax benefit on stock option exercises	-	2,191	593	54
Net cash provided by (used in) financing activities	349,931	2,203	1,402	(29,267)

Net (decrease) increase in cash and cash equivalents	(11,914)	4,040	16,677	(2,518)
Cash and cash equivalents at beginning of year	46,869	42,829	26,152	28,670
Cash and cash equivalents at end of year	$34,955	$46,869	$42,829	$26,152

Supplemental cash flow disclosures
Cash paid for interest	$14,295	$6,451	$13,917	$16,081
Cash paid for income taxes, net of refunds	$804	$6,284	$8,437	$6,539

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in thousands except share and per share amounts)

1.           Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation:  On February 11, 2011, CPI International LLC (formerly, CPI International, Inc., “Predecessor”), then a Delaware corporation and publicly traded company, completed its merger with Catalyst Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of CPI International, Inc. (formerly, CPI International Acquisition, Inc., “CPII”), a Delaware corporation, whereby Merger Sub merged with and into Predecessor (the “Merger”), with Predecessor continuing as the surviving corporation and a wholly owned subsidiary of CPII. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of November 24, 2010, among Predecessor, CPII and Merger Sub (the “Merger Agreement”). Immediately following the consummation of the Merger and related transactions, Predecessor was converted into a limited liability company and liquidated, and CPI International Acquisition, Inc. changed its name to CPI International, Inc. See Note 3, Business Combination, for more information about the Merger.

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

The Company’s parent, CPI International Holding LLC (“Holding LLC”), owns all of the outstanding common stock of CPI International Holding Corp. (“Successor” or “Parent” or “the Company”), which in turn owns all of the outstanding common stock of CPII, which in turn owns all of the outstanding equity interests of Communications & Power Industries LLC (formerly, Communications & Power Industries, Inc., “CPI”) and Communications & Power Industries Canada Inc. (“CPI Canada”), the Company’s main operating subsidiaries. The Veritas Fund and its affiliates and certain members of CPII’s management beneficially own shares of Successor’s common stock indirectly through their holdings in Holding LLC. Holding LLC, Parent and CPII are holding companies with no material assets or operations other than their respective direct or indirect equity interests in CPI and CPI Canada and activities related thereto.

The accompanying consolidated financial statements represent the consolidated results and financial position of the Company. The Company develops, manufactures and distributes microwave and power grid vacuum electron devices (“VEDs”), microwave amplifiers, modulators, antenna systems and various other power supply equipment and devices. The Company has two reportable segments: VED and satcom equipment.

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2011, 2010 and 2009 comprised the 52-week periods ending September 30, 2011, October 1, 2010 and October 2, 2009, respectively. Predecessor and Successor relate to the period preceding the Merger and the period succeeding the Merger, respectively. All other period references are to the Company’s fiscal periods unless otherwise indicated.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stockholdings have been eliminated in consolidation.

Foreign Currency Translation:    The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. Foreign currency translation gains and losses are generally reported on a net basis in the caption “general and administrative” in the consolidated statements of operations and comprehensive (loss) income, except for translation gains or losses on income tax-related assets and liabilities, which are reported in “income tax expense” in the consolidated statements of operations and comprehensive (loss) income.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; inventory valuation; business combinations (see Note 3); recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; and recognition and measurement of current and deferred income tax assets and liabilities. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:    Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in cost of sales.

Revenues from contracts that contain multiple elements are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic FASB ASC 605-25 “Revenue Recognition — Multiple Element Arrangements.” Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria. The Company allocates the consideration among the separate units of accounting based on their relative selling prices, and considers the applicable revenue recognition criteria separately for each of the separate units of accounting. The Company adopted the provisions of FASB Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force,” in fiscal year 2011. This new revenue guidance establishes a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The Company also adopted the provisions of ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is included in the ASC 985, “Software,” in fiscal year 2011. ASU 2009-14 amends previous software revenue recognition to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality from the scope of industry specific software revenue recognition guidance.

The Company has commercial and U.S. Government fixed-price contracts that are accounted for under FASB ASC 605, “Revenue Recognition,” Subtopic 35, “Construction-Type and Production-Type Contracts.” These contracts have represented not more than 4% of the Company’s sales during each of the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 and each of fiscal years 2010 and 2009, and are for contracts that generally are greater than one year in duration and that include a significant amount of product development. The Company uses the percentage-of-completion method when reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs can be made. The portion of revenue earned or the amount of gross profit earned for a period is determined by measuring the extent of progress toward completion using total cost incurred to date and estimated costs at contract completion.

Sales under cost-reimbursement contracts, which are primarily for research and development, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain commercial and U.S. Government contracts may be increased or decreased in accordance with cost or performance incentive provisions that measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Cash and Cash Equivalents:  The Company considers all highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash to be cash equivalents.

Restricted Cash:  Restricted cash consists primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

Inventories:  Inventories are stated at the lower of average cost or market value. The Company uses a combination of standard cost and moving weighted-average cost methodologies to determine the cost basis for its inventories, approximating a first-in, first-out basis. Costs include labor, material and overhead costs. Overhead costs are based on indirect costs allocated among cost of sales, work-in-process inventory and finished goods inventory. Inventories also include costs and earnings in excess of progress billings for contracts using the percentage-of-completion method of accounting. Progress billings in excess of costs and earnings for contracts using the percentage-of-completion method of accounting are reported in Advance Payments from Customers.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon actual usage and estimates about future demand. The excess balance determined by this analysis becomes the basis for the Company’s excess inventory charge. Management personnel play a key role in the excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Management also reviews the carrying value of inventory for lower of cost or market on an individual product or contract basis. A loss is charged to cost of sales when known if estimated product or contract cost at completion is in excess of net realizable value (selling price less estimated cost of disposal). If actual product or contract cost at completion is different than originally estimated, then a loss or gain provision adjustment is recorded that would have an impact on the Company’s operating results.

Property, Plant and Equipment:    Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed as incurred. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Building, land improvements and process equipment are depreciated generally over 25, 20 and 12 years, respectively. Machinery and equipment are depreciated generally over seven to 12 years. Office furniture and equipment are depreciated generally over five to 10 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter.

Goodwill and Other Intangible Assets:    The Company accounts for business combinations using the purchase method of accounting in which intangible assets acquired are recognized and reported apart from goodwill.

The values assigned to acquired identifiable intangible assets for technology were determined based on the excess earnings method of the income approach. This method determines fair market value using estimates and judgments regarding the expectations of future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, all of which are discounted to their present value.

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” ASC 350 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. ASC 350 also requires that intangible assets subject to amortization be amortized over their respective estimated useful lives and reviewed for impairment. The identifiable intangible assets the Company acquired from the Merger are amortized on a straight-line basis over their useful lives of up to 40 years. The Company tests goodwill for impairment annually or more frequently if events and circumstances warrant. The Company’s annual testing resulted in no impairment of goodwill in the periods February 11, 2010 to September 30, 2011, October 2, 2010 to February 10, 2011 and fiscal years 2010 and 2009.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Long-Lived Assets:    The Company accounts for long-lived assets in accordance with FASB ASC 360, “Property, Plant and Equipment,” and ASC 350, which requires that long-lived and finite-lived intangible assets, including property, equipment and leasehold improvements, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

There were no triggering events identified that would indicate a need to review for impairment of long-lived assets during the periods February 11, 2011 to September 30, 2011, October 2, 2010 to February 10, 2011 and fiscal years  2010 and 2009.

Deferred Debt Issue Costs:    Costs incurred related to the issuance of the Company’s long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. Deferred debt issue costs for CPII’s revolving credit facility, term loan and 8% Senior Notes due 2018 are amortized over the term to maturity of the respective debt of five years, six years and seven years, respectively.

Product Warranty:    The Company’s products typically carry warranty periods of one to three years or warranties over a predetermined product usage life. The Company estimates the costs that may be incurred under its warranty plans and records a liability in the amount of such estimated costs at the time revenue is recognized. The determination of product warranty reserves requires the Company to make estimates of product return rates and expected cost to repair or replace the products under warranty. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual experience and changes in future expectations.

Business Risks and Credit Concentrations:    Defense-related applications, such as certain radar, electronic countermeasures and military communications applications, constitute a significant portion of the Company’s sales. Companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks unique to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

Research and Development: Company-sponsored research and development costs related to both present and future products are expensed as incurred. Customer-sponsored research and development costs are charged to cost of sales to match revenue recognized. Total expenditures incurred by the Company on research and development are summarized as follows:

	Successor	Predecessor
	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
CPI-sponsored	$9,798	$4,994	$12,429	$10,520
Customer-sponsored	13,054	4,283	16,106	17,526
	$22,852	$9,277	$28,535	$28,046

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Advertising Expenses:  Costs related to advertising are recognized in selling and marketing expenses as incurred. Advertising expenses were not material in any of the periods presented.

Income Taxes:    The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with FASB ASC 740, “Income Taxes,” the Company recognizes liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Income tax-related interest expense and income tax-related penalties are reported as a component of the provision for income taxes in the consolidated statements of operations and comprehensive (loss) income.

See Note 14 for further discussion on income taxes.

Comprehensive Income:    Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for the Company arises from unrealized gains and losses on cash flow hedge contracts, net of tax, and unrealized actuarial loss and prior service credit for pension liability, net of tax.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

2.           Recent Accounting Pronouncements

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

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010. As this ASU is disclosure-related, it is not expected to have an impact on the Company’s consolidated results of operations, financial position or cash flows.

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

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company already presents the components of net income and other comprehensive income in one continuous statement in its quarterly reports. For its annual report, the Company has elected to adopt this guidance early and present the components of net income and other comprehensive income in one continuous statement in this annual report on Form 10-K for fiscal year 2011. As this ASU impacts presentation only, it did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” intended to simplify how an entity tests goodwill for impairment. The guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment will determine whether a quantitative impairment test must be performed. This ASU will be effective for the Company beginning on September 29, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

The purchase price for restricted stock awards and units and stock options is net of $5.2 million cash paid for the unvested portion of the stock awards for which vesting was accelerated as of the closing date in accordance with the terms of the Merger Agreement. Cash payments made by the acquirer in a business combination to settle unvested stock awards are immediately expensed after the acquisition date in the post combination financial statements in accordance with ASC 805. This amount is included in “strategic alternative transaction expenses” in the statements of operations and comprehensive (loss) income for the period February 11, 2011 to September 30, 2011.

In connection with the Merger and previous activities which ultimately resulted in consummation of the Merger, the Company incurred various expenses, also recorded as “strategic alternative transaction expenses” in the statements of operations and comprehensive (loss) income, consisting primarily of professional fees payable to financial and legal advisors that the Company expensed as incurred.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The transaction was accounted for under the acquisition method using the fair value concepts defined in ASC 820, “Fair Value Measurements and Disclosures.” ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The following table reflects the preliminary allocation of the total purchase price as of September 30, 2011 to the assets acquired and the liabilities assumed and the resulting goodwill based on the preliminary estimates of fair value:

Preliminary purchase price	$370,490
Less: Estimated fair value of assets acquired:
Net current assets	(111,471)
Property, plant and equipment	(82,879)
Identifiable intangible assets	(274,980)
Other long-term assets	(5,437)
(474,767)
Add: Estimated fair value of liabilities assumed:
Deferred tax liabilities	83,806
Long-term debt	195,487
Other long-term liabilities	3,967
283,260
Goodwill	$178,983

The preliminary allocation of the purchase price above was based upon valuation information and estimates and assumptions available at September 30, 2011. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to tax-related items and the resulting goodwill adjustment. The Company expects to continue to obtain information to finalize these preliminary valuations during the measurement period.

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

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The fair value assigned to identifiable intangible assets acquired was determined using variations of the income approach. Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of core technology and trade names were based on the relief-from-royalty method; developed technology, backlog and in-process research and development (“IPR&D”) are valued using the excess earnings method; and leasehold interests are valued using discounted cash flows method. The royalty rates used in the relief-from-royalty method were based on both a return-on-asset method and market comparable rates. The Company believes that these identified intangible assets will have no residual value after their estimated economic useful lives. The fair value of the identifiable intangible assets and their weighted-average useful lives have been estimated as follows:

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

IPR&D consists of the in-process project to complete development of the next generation of the Company’s medical x-ray generators. The value assigned to IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. An acquired IPR&D asset is initially recognized at fair value and is classified as an indefinite-lived asset until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, this asset will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Upon successful completion of the development process for the acquired IPR&D project, the asset would then be considered a finite-lived intangible asset and amortization of the asset

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

will commence. As of September 30, 2011, the development of the next generation of the medical x-ray generators is estimated to be approximately 98% complete and expected to be completed in the first quarter of fiscal year 2012. The estimated incremental cost to complete the product technology is approximately $0.3 million.

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

	Year Ended
	September 30,	October 1,
	2011	2010
Sales	$388,721	$360,434
Net income (loss)	$6,257	$(4,890)

In connection with the Merger, the Company issued $215 million aggregate principal amount of 8% senior notes due 2018 and entered into senior secured credit facilities, comprised of a $150.0 million six-year term loan facility and a $30.0 million five-year revolving credit facility. In addition, shortly after the date of the Merger, Predecessor purchased or redeemed all of its then-existing outstanding senior subordinated notes and floating rate senior notes and repaid its outstanding indebtedness under the then-existing senior credit facilities. See Note 6, Long-term Debt, for details.

4.           Supplemental Financial Information

Accounts Receivable:    Accounts receivable are stated net of allowances for doubtful accounts as follows:

	Successor	Predecessor
	September 30,	October 1,
	2011	2010
Accounts receivable	$45,688	$45,819
Less: Allowance for doubtful accounts	(78)	(112)
Accounts receivable, net	$45,610	$45,707

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The following table sets forth the changes in allowance for doubtful account during the periods presented:

	Successor	Predecessor
	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 30, 2011	February 11, 2011	October 1, 2010	October 2, 2009
Balance at beginning of period	$-	$112	$95	$89
Provision (recovery) for doubtful accounts charged to general and administrative expense	78	(29)	54	17
Write-offs against allowance	-	(9)	(37)	(11)
Balance at end of period	$78	$74	$112	$95

Inventories:    The following table provides details of inventories:

	Successor	Predecessor
	September 30,	October 1,
	2011	2010
Raw material and parts	$46,480	$42,167
Work in process	24,632	24,531
Finished goods	7,184	8,510
	$78,296	$75,208

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Successor	Predecessor
	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 30, 2011	February 10, 2011	October 1, 2010
Balance at beginning of period	$-	$3,737	$4,068
Provision for loss contracts, charged to cost of sales	5,889	2,154	4,157
Credit to cost of sales upon revenue recognition	(222)	(2,982)	(4,488)
Balance at end of period	$5,667	$2,909	$3,737

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Reserve for loss contracts are reported in the consolidated balance sheet in the following accounts:

	Successor	Predecessor
	September 30,	February 10,	October 1,
	2011	2011	2010
Inventories	$3,019	$1,994	$3,343
Accrued expenses	2,648	915	394
	$5,667	$2,909	$3,737

Property, Plant and Equipment, Net:    The following table provides details of property, plant and equipment, net:

	Successor	Predecessor
	September 30,	October 1,
	2011	2010
Land	$7,580	$2,947
Land improvements	2,243	1,861
Buildings	38,910	41,424
Machinery and equipment	37,246	48,610
Construction in progress	1,572	1,023
	87,557	95,865
Less: accumulated depreciation and amortization	(5,876)	(41,606)
Property, plant and equipment, net	$81,675	$54,259

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Intangible Assets: The following tables present the details of the Company’s total intangible assets:

	Successor				Predecessor
	September 30, 2011				October 1, 2010
	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
Definite-lived assets:
Division tradenames	15	$2,900	(122)	$2,778	20	$4,400	$(495)	$3,905
Core technology	40	94,400	(1,477)	92,923	50	30,700	(4,115)	26,585
Completed technology	15 - 25	88,100	(2,948)	85,152	15 - 25	33,100	(9,536)	23,564
Backlog	1 -2	15,300	(7,594)	7,706	1	580	(580)	-
Leasehold interest	4 - 40	35,680	(611)	35,069	46	11,810	(1,687)	10,123
Customer list and programs		-	-	-	24	6,280	(1,485)	4,795
Noncompete agreement		-	-	-	5	530	(332)	198
Patent application fees		4	-	4	-	104	-	104
Total definite-lived assets		236,384	(12,752)	223,632		87,504	(18,230)	69,274

Indefinite-lived assets:
CPI tradenames		35,100	-	35,100		3,200	-	3,200
In-process research and development		3,500	-	3,500		-	-	-
Total indefinite-lived assets		38,600	-	38,600		3,200	-	3,200

Total intangible assets		$274,984	$(12,752)	$262,232		$90,704	$(18,230)	$72,474

    The intangible assets, except for the patent application fees, as of September 30, 2011 resulted from the Merger discussed in Note 3.

The amortization of intangible assets is recorded as “amortization of acquisition-related intangible assets,” except for leasehold interest, which is included in “cost of sales” in the consolidated statements of operations and comprehensive (loss) income. The amortization of intangible assets amounted to $12.8 million, $1.1 million, $3.0 million and $3.0 million for the periods February 11, 2010 to September 30, 2011, October 2, 2010 to February 10, 2011 and fiscal years 2010 and 2009, respectively.

    The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames and in-process research and development, is as follows:

Fiscal Year	Amount
2012	$14,776
2013	9,431
2014	8,250
2015	8,232
2016	8,164
Thereafter	174,779
$223,632

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Goodwill:    The following table sets forth goodwill by reportable segment:

	Successor	Predecessor
	September 30,	October 1,
	2011	2010
VED	$128,957	$132,621
Satcom equipment	38,964	13,720
Other	11,062	15,884
	$178,983	$162,225

Accrued Expenses:    The following table provides details of accrued expenses:

	Successor	Predecessor
	September 30,	October 1,
	2011	2010
Payroll and employee benefits	$14,441	$14,254
Accrued interest	2,530	1,735
Strategic alternative transaction expenses (Notes 3 and 13)	221	1,495
Other accruals	10,109	6,169
	$27,301	$23,653

Product Warranty:    The following table summarizes the activity related to product warranty:

	Successor	Predecessor
	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 30, 2011	February 10, 2011	October 1, 2010
Beginning accrued warranty	$5,490	$5,101	$3,845
Actual costs of warranty claims	$(3,569)	$(2,020)	$(5,451)
Estimates for product warranty, charged to cost of sales	3,686	2,409	6,707
Ending accrued warranty	$5,607	$5,490	$5,101

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Other Comprehensive (Loss) Income:    The following table summarizes the activity related to other comprehensive (loss) income:

	Successor	Predecessor
	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 30, 2011	February 11, 2011	October 1, 2010	October 2, 2009
Cash flow hedges (Note 8):
Unrealized (loss) gain on cash flow hedges	$(1,194)	$521	$(1,149)	$3,886
Income tax benefit (expense)	304	(237)	496	(1,471)
Net unrealized (loss) gain on cash flow hedges	(890)	284	(653)	2,415

Defined benefit pension plan (Note 7)
Net (loss) gain arising during period	(388)	224	(113)	39
Amortization of prior service cost included in net periodic pension cost	-	2	5	5
Unrealized actuarial (loss) gain and prior service cost amortization	(388)	226	(108)	44
Income tax benefit (expense)	93	(51)	22	(52)
Net unrealized actuarial (loss) gain and prior service cost amortization for pension liability	(295)	175	(86)	(8)
Other comprehensive (loss) income	$(1,185)	$459	$(739)	$2,407

5.           Financial Instruments

FASB ASC 825 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under ASC 825 are described as follows:

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2
Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3
Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. As of September 30, 2011, financial assets utilizing Level 1 inputs included cash equivalents, such as money market and overnight U.S. Government securities and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included foreign currency derivatives. The Company does not have any financial assets or liabilities requiring the use of Level 3 inputs.

The following tables set forth financial instruments carried at fair value within the ASC 825 hierarchy:

		Successor
		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities1	$30,428	$30,428	$-	$-
Mutual funds2	169	169	-	-
Total assets at fair value	$30,597	$30,595	$-	-

Liabilities:
Foreign exchange forward derivatives3	$1,166	$-	$1,166	$-
Total liabilities at fair value	$1,166	$-	$1,166	$-

1 The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents and restricted cash in the consolidated balance sheet.
2 The mutual funds are classified as part of other long-term assets in the consolidated balance sheet.
3 The foreign currency derivatives are classified as part of accrued expenses in the consolidated balance sheet.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

See Note 8 for further information regarding the Company’s derivative instruments.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company’s long-term debt as of September 30, 2011 and October 1, 2010 was $335.8 million and $192.6 million, respectively, compared to the carrying value of $363.2 million and $194.9 million, respectively.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

6.           Long-term Debt

Long-term debt comprises the following:

	Successor	Predecessor
	September 30,	October 1,
	2011	2010
Term loan, net of issue discount of $678 and $0	$148,197	$66,000
8% Senior subordinated notes due 2012	-	117,000
8% Senior notes due 2018	215,000	-
Floating rate senior notes due 2015, net of issue discount of $66	-	11,934
	363,197	194,934
Less: Current portion	1,500	66,000
Long-term portion	$361,697	$128,934

Standby letters of credit	$4,114	$4,544

Senior Secured Credit Facilities

In connection with the Merger, on February 11, 2011, CPII entered into the Senior Secured Credit Facilities with UBS AG, Stamford Branch, as administrative agent, and the other financial institutions party thereto (“Senior Credit Facilities”). The Senior Credit Facilities are structured as (a) a $150.0 million, six-year term loan facility (“Term Loan”); and (b) a $30.0 million five-year revolving credit facility (“Revolver”) that includes sub-limits for letters of credit and swingline loans. In addition, the Senior Credit Facilities permit CPII to add one or more incremental facilities to the term loan facility and/or increase commitments under the revolving credit facility in an aggregate principal amount of up to $50.0 million, subject to receipt of commitments for such term loans or increases. CPII borrowed the full amount of the Term Loan in connection with the Merger, and the Revolver was undrawn (other than for approximately $4.1 million of outstanding letters of credit as of September 30, 2011). Total proceeds from the Term Loan were $143.8 million, net of $6.2 million issuance costs and issue discount.

Borrowings under the Term Loan and the Revolver bear interest, at CPII’s option, at either (a) a base rate equal to the highest of (i) the federal funds rate, plus 0.50%, (ii) the corporate base rate of interest established by the administrative agent and (iii) adjusted LIBOR for an interest period of one month beginning on such day plus 1%, or (b) LIBOR, in each case plus an applicable margin. For all purposes, LIBOR shall never be deemed to be less than a specified “LIBOR floor.” As of September 30, 2011, the variable interest rate on the Term Loan was 5.0%.

CPII is also required to pay a commitment fee to the lenders under the Revolver in respect of unutilized commitments thereunder. The commitment fee is 0.75% per annum. In addition, CPII is required to pay customary fees in connection with the issuance of letters of credit.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

•
100% of all casualty and condemnation proceeds received by the Parent or any of its restricted subsidiaries in excess of $15.0 million, other than amounts reinvested in assets to be used in CPII’s business within 12 months of such receipt (or if committed to be reinvested within such 12 months, reinvested within 18 months of such receipt) and subject to other exceptions; and

•
50% of excess cash flow (“ECF”) of the Parent and its restricted subsidiaries, such percentage to be reduced based on the Parent attaining certain leverage ratios. No ECF payment is required for the period February 11, 2010 to September 30, 2011. The first ECF payment will be based on ECF for fiscal year 2012.

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

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

CPII made payments totaling $1.1 million on the Term Loan during the period February 11, 2011 to September 30, 2011. As of September 30, 2011, the principal balance of the Term Loan was $148.2 million, net of issue discount of $0.7 million.

At September 30, 2011, the amount available for borrowing under the Revolver, after taking into account the Company‘s outstanding letters of credit of $4.1 million, was approximately $25.9 million.

8% Senior Notes due 2018

On February 11, 2011, in connection with the Merger, CPII issued $215.0 million in aggregate principal amount of its 8.00% Senior Notes due 2018 (the “8% Notes”). Total proceeds from the issuance of the 8% Notes were $208.6 million, net of $6.4 million issuance costs. The 8% Notes bear interest at the rate of 8.0% per year, payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011. The 8% Notes will mature on February 15, 2018. The 8% Notes are unsecured obligations, jointly and severally guaranteed by the Parent and, subject to certain exceptions, all of the Parent’s existing and future domestic restricted subsidiaries (other than CPII).

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

In addition, CPII may redeem some or all of the 8% Notes prior to February 15, 2015 at a redemption price equal to 100% of the principal amount thereof, plus a “make-whole” premium (as defined in the indenture governing the 8% Notes), plus accrued and unpaid interest, if any, to the redemption date.

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

As of September 30, 2011, the principal balance of the 8% Notes was $215.0 million.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Debt Maturities:    As of September 30, 2011, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Notes	Total
2012	$1,500	$-	$1,500
2013	1,500	-	1,500
2014	1,500	-	1,500
2015	1,500	-	1,500
2016	1,500	-	1,500
Thereafter	141,375	215,000	356,375
	$148,875	$215,000	$363,875

The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, and (2) a debt level based on mandatory repayments according to the contractual amortization schedule. The above table also excludes any optional prepayments.

As of September 30, 2011, the Company was in compliance with the covenants under the agreements governing the Senior Credit Facilities and the indentures governing the 8% Notes.

Deferred Debt Issuance Costs

           CPII incurred a total of $15.3 million of debt issuance costs and issue discount, including those netted against the debt proceeds, associated with the Senior Credit Facilities and 8% Notes. As of September 30, 2011, the unamortized deferred debt issuance costs related to the Company’s new debt were $14.1 million, net of $1.3 million accumulated amortization. As of October 1, 2010, the short-term (prepaid and other current assets) and long-term unamortized deferred debt issuance costs related to the Company’s old debt were $0.7 million and $1.6 million, net of related accumulated amortization of $0.9 million and $4.8 million, respectively.

Predecessor’s Prior Long-term Debt

Predecessor’s consolidated long-term debt as of October 1, 2010 consisted of $117.0 million of 8% senior subordinated notes due 2012 (“Prior 8% Notes”) issued by CPI, $11.9 million of Predecessor’s floating rate senior notes due 2015 (“FR Notes”) and a $66.0 million term loan under Predecessor’s prior senior credit facilities (“Prior Term Loan”). In connection with the Merger, each of Predecessor and CPI separately purchased or redeemed all of the outstanding Prior 8% Notes and FR Notes. In addition, all amounts outstanding under the Prior Term Loan were repaid in connection with the Merger. Net costs incurred in the repayment of principal of all prior long-term debt was $0.1 million, recorded as “loss on debt extinguishment, net” in the consolidated statements of operations and comprehensive (loss) income for the period February 11, 2011 to September 30, 2011. These costs comprised cash payments primarily for call premiums and tender processing fees, net of $0.5 million gain from debt repayment at less than fair value.

During fiscal year 2009, Predecessor’s repurchase of $8.0 million of the Prior 8% Notes resulted in a gain on debt extinguishment of $0.2 million which comprised a discount of $0.4 million, partially offset by a non-cash write-off of $0.2 million deferred debt issue costs.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

7.           Employee Benefit Plans

Retirement Plans:    The Company provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. The Company also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows a select group of management and highly compensated employees to defer a portion of their compensation. The Non-Qualified Plan liability recorded by the Company amounted to approximately $0.6 million and $0.4 million as of September 30, 2011 and October 1, 2010, respectively. For all of the Company’s current retirement plans, all participant contributions and Company matching contributions are 100% vested. Total CPI contributions to these retirement plans were $2.3 million, $1.3 million, $2.7 million and $2.6 million for the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 and fiscal years 2010 and 2009, respectively. The Company’s contributions were lower in fiscal years 2010 and 2009 as the Company reduced its contributions to the retirement plans as a cost savings measure; the contribution levels were restored to prior levels during fiscal year 2011.

Defined Benefit Pension Plan: The Company maintains a defined benefit pension plan for its Chief Executive Officer (“CEO”). The plan’s benefits are based on the CEO’s compensation earnings and are limited by statutory requirements of the Canadian Income Tax Act. All costs of the plan are borne by the Company.

At September 30, 2011 and October 1, 2010, the Company recorded a liability of $0.6 million and $0.4 million, respectively, which approximates the excess of the projected benefit obligation over plan assets of $1.0 million and $0.9 million, respectively. Additionally, the Company recorded an unrealized loss of $0.3 million, net of tax of $0.1 million as of each September 30, 2011 and October 1, 2010 to accumulated other comprehensive (loss) income in the consolidated balance sheets.

The Company’s defined benefit pension plan is managed by an insurance company consistent with regulations or market practice in Canada, where the plan assets are invested. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company.

8.           Derivative Instruments and Hedging Activities

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

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The Company’s Canadian dollar forward contracts in effect as of September 30, 2011 have durations of one to 14 months. These contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815, “Derivatives and Hedging.” Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the consolidated balance sheets. At September 30, 2011, the unrealized loss, net of tax of $0.3 million, was $0.9 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next five fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of operations. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of operations. No ineffective amounts were recognized due to hedge ineffectiveness for the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 and fiscal year 2009. The gain recognized in general and administrative expenses due to hedge ineffectiveness for fiscal year 2010 was $0.1 million.

As of September 30, 2011, the Company had entered into Canadian dollar forward contracts for approximately $28.0 million (Canadian dollars), or approximately 55% of estimated Canadian dollar denominated expenses for October 2011 through September 2012, at an average rate of approximately 1.00 U.S. dollar to one Canadian dollar.

Interest Rate Contracts: In anticipation of the repayment of the Prior Term Loan discussed in Note 6, Predecessor’s interest rate swap was terminated in February 2011, whereby Predecessor paid $0.5 million for the swap settlement. Consequently, Predecessor recorded $0.4 million loss in “interest expense, net” in the consolidated statements of operations and comprehensive (loss) income for periods from October 2, 2010 to February 10, 2011 due to the discontinuance of the interest rate swap.

See Note 5, Financial Instruments, for further information regarding the Company’s derivative instruments.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at September 30, 2011 and October 1, 2010:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Successor September 30, 2011	Predecessor October 1, 2010	Balance Sheet Location	Successor September 30, 2011	Predecessor October 1, 2010
Derivatives designated as hedging instruments
Interest rate contracts				Accrued expenses	$-	$816

Forward contracts	Prepaid and other current assets	$-	$437	Accrued expenses	1,166
Total derivatives designated as hedging instruments		$-	$437		$1,166	$816

As of September 30, 2011 and October 1, 2010, all of the Company’s derivative instruments were classified as hedging instruments under ASC 815.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The following table summarizes the effect of derivative instruments on the consolidated statements of operations and comprehensive (loss) income for the periods presented:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)
	Successor	Predecessor
	Period	Period
	February 11 to	October 2, 2010 to	Year Ended
	September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
Interest rate contracts	$-	$360	$(355)	$(2,173)

Forward contracts	(855)	463	1,236	(315)

Total	$(855)	$823	$881	$(2,488)

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Successor	Predecessor
		Period	Period
		February 11 to	October 2, 2010 to	Year Ended
		September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
Interest rate contracts	Interest expense, net	$-	$(456)	$(1,862)	$(1,797)

Forward contracts	Cost of sales	189	614	3,150	(3,963)
	Research and development	75	71	365	(192)
	Selling and marketing	33	31	158	(106)
	General and administrative	43	42	219	(317)
		$340	$302	$2,030	$(6,375)

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion )
		Successor	Predecessor
		Period	Period
		February 11 to	October 2, 2010 to	Year Ended
		September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
Interest rate contracts	Interest expense, net(a)	$-	$(424)	$(36)	$(51)

Forward contracts	General and administrative(b)	206	50	45	(321)

		$206	$(374)	$9	$(372)

(a)
The amount of loss recognized in income during the period October 2, 2010 to February 10, 2011 includes a $415 loss related to the ineffective portion of the hedging relationships as a result of early termination of the derivative.

(b)
The amount of gain recognized in income during the periods of fiscal year 2011 presented represents a $206 and $50 gain, respectively, related to the amount excluded from the assessment of hedge effectiveness. The amount of gain recognized in income during fiscal year 2010 represents a $62 gain related to the ineffective portion of the hedging relationships, net of $17 loss related to the amount excluded from the assessment of hedge effectiveness. The amount of loss recognized in income during fiscal year 2009 represents a $323 loss related to the amount excluded from the assessment of hedge effectiveness, net of a $2 gain related to the ineffective portion of the hedging relationships.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

When the Company’s derivatives are in a net asset position, such as the case with certain of the Company’s forward foreign exchange contract derivatives at September 30, 2011, the Company is exposed to credit loss from nonperformance by the counterparty. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative.

9.           Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at September 30, 2011 were as follows:

Fiscal Year	Operating Leases
2012	$1,576
2013	1,031
2014	622
2015	324
2016	68
Thereafter	2,307
$5,928

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $1.8 million and $1.0 million for the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011, respectively. Rental expense under non-cancelable operating leases amounted to $2.5 million for each of fiscal years 2010 and  2009. Assets subject to capital leases at September 30, 2011 and October 1, 2010 were not material.

Guarantees: The Company has restricted cash of $2.4 million and $1.8 million as of September 30, 2011 and October 1, 2010, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Purchase commitments: As of September 30, 2011, the Company had the following known purchase commitments, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that the Company cannot cancel or where it would be required to pay a termination fee in the event of cancellation:

Fiscal Year	Purchase Contracts
2012	$29,365
2013	443
2014	-
2015	-
2016	-
$29,808

Indemnification: As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers, directors and certain employees for certain events or occurrences while the, officer, director or employee is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s, director’s and employee’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has Director and Officer insurance policies that limit its exposure and may enable it to recover a portion of any future amounts paid.

The Company has entered into other standard indemnification agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Management believes that the likelihood of loss under these agreements is remote.

Employment Agreements: The Company has entered into employment agreements with certain members of the executive management, which include provisions for the continued payment of salary, benefits and a pro-rata portion of an annual bonus for periods ranging from 12 months to 30 months upon certain terminations of employment.

Contingencies: From time to time, the Company may be subject to claims that arise in the ordinary course of business. Except as noted below, in the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company's consolidated financial position if unfavorably resolved.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

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

Predecessor believes the action is without merit; however, to avoid the cost and uncertainty of litigation and to complete the proposed Merger without delay, the defendants entered into a Memorandum of Understanding concerning settlement with the plaintiff, followed by a Stipulation of Settlement dated as of March 29, 2011 (“Stipulation”). The settlement and any attorneys’ fees award are subject to Court approval. On October 7, 2011, the Court preliminarily approved the settlement, directed that notice be mailed to settlement class members, and scheduled a final approval hearing for December 16, 2011. Pursuant to the Stipulation and upon final Court approval, among other things, the defendants will receive a release of claims and the plaintiff will dismiss the third amended complaint with prejudice in exchange for, among other agreements, an agreement by Predecessor to make certain additional disclosures concerning the Merger, which disclosures were included in a definitive proxy statement filed by Predecessor on January 11, 2011. The Stipulation also provides that, upon final Court approval and dismissal of the action, Predecessor, its insurers or its successor in interest will cause to be paid to the plaintiff’s counsel approximately $0.6 million in full settlement of any claim for attorneys’ fees and all expenses. The Company expects $0.4 million of this payment to be borne by its insurers. The $0.6 million full settlement and the $0.4 million insurance reimbursement are included in accrued liabilities and prepaid and other current assets, respectively, in the consolidated balance sheet as of September 30, 2011.

During fiscal year 2009, Predecessor received a notice from a customer purporting to terminate a sales contract due to alleged nonperformance. In fiscal year 2010, Predecessor received further notices from the customer claiming additional cost incurred due to the alleged nonperformance. In April 2011, the Company reached a settlement with the customer, whereby during the fourth quarter of fiscal year 2011, the Company paid the customer $1.3 million, of which $0.8 had been included in liability assumed in connection with the Merger.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

During the fourth quarter of fiscal year 2011, the Company received a notice from a customer terminating a portion of a sales contract due to alleged nonperformance. In addition, the Company has received a letter from its partner on this contract claiming indemnification costs from the Company. The Company is currently discussing the termination claim with its customer and partner. The Company recorded certain costs in the fourth quarter of fiscal year 2011 as a result of the termination; however, at this time, the Company cannot estimate the range of any further possible loss or gain with respect to this matter or whether an unfavorable resolution would have a material adverse effect on the Company’s results of operations and cash flows.

All legal costs are expensed as incurred.

10.           Related-Party Transactions

In connection with the Merger, on February 11, 2011 the Company entered into an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Sponsor, pursuant to which Veritas Management will provide the Company with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023, and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or the Company terminates the advisory agreement. Pursuant to such agreement, the Company pays Veritas Management an annual fee equal to the greater of $1.0 million or 3.0% of the Company’s Adjusted EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization, certain unusual or non-recurring items and certain non-cash items), a portion of which is payable in advance annually beginning on the date of the Merger, and the Company reimburses certain out-of-pocket expenses of Veritas Management. For the period February 11, 2011 to September 30, 2011, the Company incurred Veritas Management advisory fee expense of $1.4 million, recorded in “general and administrative” expenses in the consolidated statements of operations and comprehensive (loss) income. Of the $1.4 million, $1.0 million was paid in February 2011 and $0.4 million remained in “accrued liabilities” in the consolidated balance sheet as of September 30, 2011.

In addition, the Company paid Veritas Management a cash transaction fee of $9.0 million as consideration for the services provided and paid $5.0 million of expenses incurred by Veritas Management in connection with the Merger. These amounts were reported as a reduction in “additional paid-in capital” in the consolidated balance sheet as of September 30, 2011. If Parent or any of its subsidiaries (including the Company) is involved in any transaction (including, without limitation, any acquisition, merger, disposition, debt or equity financing, recapitalization, structural reorganization or similar transaction), the Company will pay a transaction fee to Veritas Management equal to the greater of $0.5 million or 2% of transaction value. The Company may terminate the advisory agreement immediately prior to a change of control or an initial public offering, upon payment of an amount equal to all accrued fees and expenses plus the present value of all annual fees that would have been payable under the advisory agreement through December 31, 2023.

No other related person has any interest in the advisory agreement.

Certain members of management of the Company have been granted Class B membership interests in Holding LLC. See Note 11 for more details.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

11.           Equity-based Compensation

On April 27, 2011, certain members of management and independent directors of the Company were granted Class B membership interests in Holding LLC. At September 30, 2011, the aggregate individual grants of Class B membership interests represented approximately 5.3% of the profit interests in Holding LLC. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including Sponsor, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The Class B membership interests are subject to a five-year vesting schedule, except vesting will be accelerated in the event of a change of control. The unvested portion of Class B membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Holding LLC. Class B membership interests are granted with no exercise price and no expiration date. Grants of Class B membership interests are limited in the aggregate to 7.5% of the net profits interests in Holding LLC.

 The fair value of the interest at the date of grant was $4.9 million based upon the value of the membership interests of Holding LLC less a 25% marketability discount. The value was determined based upon the amount of investment made in exchange for Class A membership interests of Holding LLC by Veritas Capital and certain members of management of the Company as of April 27, 2011.

In accordance with FASB ASC 718, “Compensation—Stock Compensation,” the Company records equity-based compensation expense based on the grant-date fair value on a straight-line basis over the vesting period of the awards. The following table summarizes equity-based compensation expense for the periods presented, which was allocated as follows:

February 11, 2011 to September 30, 2011
Equity-based compensation cost recognized in the income statement by caption:
Cost of sales	$65
Research and development	18
Selling and marketing	55
General and administrative	236
$374

Equity-based compensation cost capitalized in inventory	$111
Equity-based compensation cost remaining in inventory at end of period	$46

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

 The unamortized amount of equity-based compensation was $4.5 million at September 30, 2011, and is scheduled to be charged to expense as follows:

Fiscal Year	Amount
2012	$969
2013	970
2014	970
2015	970
Thereafter	622
$4,501

12.           Predecessor’s Stock-based Compensation Plans

Pursuant to the Merger described in Note 3, subject to certain exceptions described below, unvested options to purchase the Predecessor’s common stock became fully vested immediately prior to the effective time of the Merger on February 11, 2011 (“Effective Time”), and at (or, in the case of certain option holders, immediately after) the Effective Time, outstanding unexercised stock options were cancelled in exchange for a cash payment in an amount equal to the product of (x) the number of shares subject to the option and (y) the excess, if any, of (A) $19.50 over (B) the exercise price per share subject to the option, less any applicable taxes. Subject to certain exceptions described below, each share of Predecessor’s restricted stock and each of Predecessor’s restricted stock unit outstanding immediately prior to the Effective Time vested in full and entitled the holder to receive $19.50 in cash, less applicable taxes. With respect to options and restricted stock units granted in the first quarter of fiscal year 2011, only 25% of such options and restricted stock units became vested upon the closing of the Merger and the remaining 75% were cancelled. Predecessor accounted for the acceleration of vesting of stock options, restricted stock and restricted stock units in conjunction with a business combination in accordance with FASB ASC 718.

As a result of the acceleration of the vesting of stock options described above, Predecessor incurred additional stock compensation expense of $3.4 million, of which $0.4 million, $0.2 million, $0.4 million and $2.4 million were allocated to cost of sales, research and development, sales and marketing and general and administrative expenses, respectively, in the consolidated statement of operations and comprehensive (loss) income for period October 2, 2010 to February 10, 2011. Successor also recorded stock compensation expense of $5.2 million which represents the amount of cash payments for the unvested portion of the stock awards for which vesting was accelerated. The $5.2 million stock compensation expense is recorded in “strategic alternative transaction expense” in the consolidated statements of operations and comprehensive (loss) income for the period February 11, 2011 to September 30, 2011.

Unless otherwise stated, information on the Predecessor’s stock-based compensation plans provided below is for periods prior to the Effective Time and reflects the effect of the acceleration of vesting of the stock-based awards on Predecessor’s statements of operations and comprehensive (loss) income.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Stock Options: The following table summarizes activity of stock option awards under Predecessor’s stock option plans for the periods presented:

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

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Predecessor’s closing stock price on the date indicated.

During the period October 2, 2010 to February 10, 2011, cash received from option exercises was approximately $0.2 million and the total intrinsic value of options exercised was approximately $0.2 million. During fiscal years 2010 and 2009, cash received from option exercises was approximately $0.2 million and $0.1 million, respectively, and the total intrinsic value of options exercised was approximately $1.5 million and $0.4 million, respectively.

Stock Purchase Plan:  Predecessor’s employee stock purchase plan was terminated after the December 31, 2010 purchase. Employees purchased approximately 13,000 shares, 49,000 shares and 111,000 shares during the first quarter of fiscal year 2011 and during fiscal years 2010 and 2009, respectively, for $0.2 million, $0.6 million and $1.0 million, respectively.

Restricted Stock and Restricted Stock Units: Granted to directors and employees, the restricted stock and restricted stock units, in each case, generally vested over periods of one to four years. Upon vesting, each restricted stock unit was automatically converted into one share of common stock of the Predecessor.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The following table summarizes activity of Predecessor’s nonvested restricted stock and restricted stock unit awards for the periods presented:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Fair Value*
Nonvested at October 3, 2008	117,154	$15.28
Granted	142,721	$8.87
Vested	(36,377)	$14.81	$233
Forfeited	(5,200)	$10.85
Nonvested at October 2, 2009	218,298	$11.27
Granted	163,307	$10.04
Vested	(65,914)	$11.87	$778
Forfeited	(5,350)	$10.44
Nonvested at October 1, 2010	310,341	$10.51
Granted	138,700	$19.33
Vested	(23,775)	$15.18	$372
Accelerated pursuant to the Merger	(321,241)	$11.12	$6,264
Cancelled	(104,025)	$19.33
Nonvested at February 11, 2011	-	-

* Based on the value of the Company's stock on the date of the restricted stock unit vesting or acceleration.

During the first quarter of fiscal year 2011, Predecessor granted 102,700 restricted stock units with time-vesting criteria to certain of its non-executive employees and 36,000 restricted stock units with performance-vesting criteria to its executive officers. The performance conditions were based on the achievement of specified EBITDA levels over a period of four years. As mentioned above, only 25% of restricted stock units granted during the first quarter of fiscal year 2011 became vested upon the closing of the Merger and the remaining 75% were cancelled.

Predecessor settled stock option exercises and restricted stock units with newly issued common shares.

Valuation and Expense Information

The fair value of Predecessor’s time-based option awards was estimated on the date of grant using the Black-Scholes model. The fair value of each market performance-based (or combination of market performance- and time-based) option, restricted stock and restricted stock unit award was estimated on the date of grant using the Monte Carlo simulation technique in a risk-neutral framework.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The Black-Scholes and the Monte Carlo simulation valuation models were developed for use in estimating the fair value of traded options that had no vesting restrictions and were fully transferable and require the input of subjective assumptions, including the expected stock price volatility and estimated option life. Predecessor did not intend to pay dividends and, accordingly, no dividends were assumed in its Black-Scholes calculation and Monte Carlo simulation. Since Predecessor’s common stock had not been publicly traded for a sufficient time period, the expected volatility was based on a blend of expected volatilities of similar companies and that of Predecessor based on its available historical data. The risk-free rates were based on the U.S. Treasury yield in effect at the time of the grant. Since Predecessor’s historical data was limited, the expected term of time-based options granted was based on integrating historical data with the simplified method for plain vanilla options in accordance with ASC 718. The integration of historical data with the simplified method was done by using the actual life for options that had been settled, and a uniform distribution assumption for the options that were still outstanding.

Stock Options. Assumptions used in the Black-Scholes model to estimate the fair value of time-based option grants are presented below.

	Period	Year Ended
	October 2, 2010 to	October 1,	October 2,
	February 10, 2011	2010	2009
Expected term (in years)	8.14	7.79	-
Expected volatility	60.91%	60.50%	-%
Dividend yield	0.00%	0.00%	-%
Risk-free rate	2.6%	3.0%	-%

There were no time-based options granted during fiscal year 2009.

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based options first granted during fiscal year 2009 are presented below.

Contractual term (in years)	10.00
Expected volatility	51.50%
Risk-free rate	3.5%
Dividend yield	0%

There were no time-based and market performance-based options granted during the period October 2, 2010 to February 10, 2011 and fiscal year 2010.

The weighted-average grant-date fair value of all the options granted during the period October 2, 2010 to February 10, 2011 and fiscal years 2010 and 2009 was $12.65, $6.25 and $5.61 per share, respectively.

Stock Purchase Plan. Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the employee stock purchase plan during the first quarter of fiscal year 2011, the final purchase period, was $2.90 per share and during fiscal years 2010 and 2009 was $2.08 and $1.51 per share, respectively.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Restricted Stock and Restricted Stock Units. The fair value of each time-based restricted stock and restricted stock unit award and of each performance-based restricted stock unit award was calculated using the market price of the Company’s common stock on the date of grant. The fair value of each performance-based restricted stock unit award assumed that the relevant performance criteria would be met and the target payout level would be achieved. Compensation cost was adjusted for any subsequent changes in the outcome of performance-related conditions until the award vested.

Assumptions used in the Monte Carlo simulation model to estimate the fair value of time- and market performance-based restricted stock and restricted stock units first granted during fiscal year 2009 are presented below.

Expected volatility	51.50%
Risk-free rate	3.5%
Dividend yield	0%

There were no time- and market performance-based restricted stock and restricted stock units granted during the period October 2, 2010 to February 10, 2011 and fiscal year 2010.

The weighted-average estimated fair value of restricted stock and restricted stock units granted during the period October 2, 2010 to February 10, 2011 and fiscal years 2010 and 2009 was $19.33, $10.04 and $8.87, respectively.

As stock-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income for all periods presented was based on awards ultimately expected to vest, it was reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The following table summarizes stock-based compensation expense for the periods presented, which was allocated as follows:

	Period October 2, 2010 to	Year Ended
	February 10, 2011	October 1, 2010	October 3, 2009
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$609	$575	$506
Research and development	320	200	174
Selling and marketing	499	284	262
General and administrative	3,127	1,981	1,737
	$4,555	$3,040	$2,679

Share-based compensation cost capitalized in inventory	$928	$586	$516
Share-based compensation cost remaining in inventory at end of period	$416	$97	$86

Share-based compensation expense by type of award:
Stock options	$1,564	$1,831	$1,746
Restricted stock and units	2,948	1,105	804
Stock purchase plan	43	104	129
	$4,555	$3,040	$2,679

During the period October 2, 2010 to February 10, 2011, the tax benefit realized from option exercises and restricted stock vesting, including those that were accelerated pursuant to the Merger, totaled approximately $5.8 million. During fiscal years 2010 and 2009, the tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.8 million and $0.2 million, respectively.

13.           Termination of Merger Agreement with Comtech

On September 7, 2010, Predecessor and Comtech entered into a Termination and Release Agreement, by which Predecessor and Comtech terminated a previously announced merger agreement, dated May 8, 2010. The termination was by mutual agreement of the companies and was unanimously approved by Predecessor’s board of directors and the board of directors of Comtech. As part of the termination, Predecessor paid Comtech a termination fee of $15.0 million. In addition, during fiscal year 2010, Predecessor incurred transaction expenses related to the proposed merger in the amount of $4.9 million. Such transaction expenses comprised fees for investment bankers, attorneys and other professional services rendered in connection with the proposed merger, as well as with the related stockholder class lawsuit described in Note 9 above. The total expenses of $19.9 million are presented as “strategic alternative transaction expenses” in the consolidated statements of operations and comprehensive (loss) income for fiscal year 2010.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

14.           Income Taxes

(Loss) income before income taxes consisted of the following:

	Successor	Predecessor
	Period from February 11, 2011	Period from October 2, 2010 to	Year Ended
	to September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
U.S.	$(12,573)	$(4,925)	$(2,914)	$15,206
Foreign	4,024	1,178	15,275	8,042
	$(8,549)	$(3,747)	$12,361	$23,248

Income tax (benefit) expense consisted of the following:

	Successor	Predecessor
	Period from February 11, 2011	Period from October 2, 2010 to	Year Ended
	to September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
Current
Federal	$148	$4,420	$5,879	$1,263
State	629	12	857	1,083
Foreign	1,903	(58)	3,751	(1,201)
	2,680	4,374	10,487	1,145
Deferred
Federal	(2,525)	(3,039)	(4,230)	(99)
State	(661)	52	(268)	(738)
Foreign	(1,560)	(404)	(367)	(526)
	(4,746)	(3,391)	(4,865)	(1,363)
	$(2,066)	$983	$5,622	$(218)

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

The differences between the effective income tax rate and the federal statutory income tax rate were as follows:

	Successor	Predecessor
	Period from February 11, 2011	Period from October 2, 2010 to	Year Ended
	to September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
U.S. federal income tax benefit (provision) at statutory rate	35.0%	35.0%	35.0%	35.0%
Domestic manufacturing deduction	2.7	-	(3.2)	(1.7)
Foreign tax rate differential and income inclusion	(9.4)	(38.1)	(10.0)	(2.8)
State taxes	3.0	(1.7)	2.8	4.3
Research and development credit	(4.1)	6.2	(3.1)	(1.3)
Tax contingency reserves	5.4	2.2	23.9	(14.6)
Correction of error from prior year	-	-	-	(7.2)
New state legislation	-	-	-	(2.9)
Tax treaty benefits	-	-	-	(12.1)
Non-deductible merger expenses	(6.1)	(29.3)	-	-
Other differences	(2.3)	(0.5)	0.1	2.4
Effective tax rate	24.2%	(26.2)%	45.5%	(0.9)%

The effective tax rate for the period February 11, 2011 to September 30, 2011 was 24.2% and differs from the federal statutory rate of 35% primarily due to U.S. inclusion of foreign income, non-deductible Merger expenses and the true-up of prior year research and development tax credits; partially offset by a reduction of tax contingency reserves. The effective tax rate for the period October 2, 2010 to February 10, 2011 was a negative 26.2 % and differs from the federal statutory rate of 35% primarily due to non-deductible Merger expenses and U.S. inclusion of foreign income and foreign tax rate differences that increased income tax expense, which on a combined basis decreased the effective tax rate benefit by approximately 67%.

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets (liabilities) were as follows:

	Successor	Predecessor
	September 30,	October 1,
	2011	2010
Deferred tax assets:
Inventory and other reserves	$8,889	$6,699
Accrued vacation	2,049	1,758
Deferred compensation and other accruals	1,289	6,448
Tax credit carryforward	11,001	2,241
Net operating loss carryforward	2,963	-
Other	540	1,695
Gross deferred tax assets	26,731	18,841
Valuation allowance	-	-
Total deferred tax assets	$26,731	$18,841

Deferred tax liabilities:
Accelerated depreciation	$(17,254)	$(6,084)
Acquisition-related intangibles	(81,058)	(23,022)
Other deferred tax liabilities	(1,193)	(412)
Total deferred tax liabilities	$(99,505)	$(29,518)
Net deferred tax liabilities	$(72,774)	$(10,677)

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. As of September 30, 2011, the Company had federal tax credit carryforwards of $11.0 million. If not utilized, the federal tax credit carryforwards will begin to expire in 2017.

At September 30, 2011, the Company had federal and state net operating loss carryforwards of approximately $6.0 million and $28.0 million, respectively. The federal and state net operating loss carryovers start to expire beginning in 2031 and 2023, respectively, if not utilized.

The Internal Revenue Code imposes limitations on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Section 382 Limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. As of September 30, 2011, because the Company’s acquisition by Veritas Capital triggered an ownership change, approximately $13.4 million of net operating loss is available to utilize each year based upon the limitation under Section 382 of the Internal Revenue Code.

The net deferred tax liabilities were classified in the consolidated balance sheet as follows:

	Successor	Predecessor
	September 30,	October 1,
	2011	2010
Deferred tax assets:
Current	$14,414	$11,030
Noncurrent (other long-term assets)	93	-
Deferred tax liabilities:
Current (accrued expenses)	(13)	-
Noncurrent	(87,268)	(21,707)
Net deferred tax liabilities	$(72,774)	$(10,677)

The total unrecognized tax benefits, excluding any related interest accrual, are reported in the consolidated balance sheet in the following accounts:

	Successor	Predecessor
	September 30,	October 1,
	2011	2010
Income taxes payable	$2,234	$2,744
Other long-term liabilities	4,670	3,841
	$6,904	$6,585

    Of the total unrecognized tax benefit balance, $6.9 million and $6.3 million would reduce the effective tax rate if recognized as of September 30, 2011 and October 1, 2010, respectively. The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $1.7 million as audits close, statutes expire and amended tax returns are filed.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

As of September 30, 2011 and October 1, 2010, the Company had accrued income tax related interest and penalties on unrecognized tax benefits of $0.7 million and $0.8 million, respectively. Interest included in the Company’s provision for income taxes was an expense of $0.1 million for the period February 11, 2011 to September 30, 2011, a benefit of $48,000 for the period October 1, 2010 to February 10, 2011 and an expense of $0.2 million for fiscal year 2010. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the income tax provision.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties is as follows:

	Successor	Predecessor
	Period from February 11, 2011 to September 30, 2011	Period from October 2, 2010 to February 10, 2011	Year Ended October 1, 2010
Unrecognized tax benefits - beginning of period	$8,059	$6,585	$3,328
Increases related to tax positions taken during the current period	44	1,394	3,312
Decreases related to expiration of statute of limitations	(559)	-	(82)
Increases related to tax positions taken during prior periods	189	88	113
Decrease related to tax positions taken during prior periods	(829)	(8)	(86)
Unrecognized tax benefits - end of period	$6,904	$8,059	$6,585

The Company files U.S. federal, California and other U.S. states, Canada and other foreign jurisdictions income tax returns. Generally, fiscal years 2005 to 2011 remain open to examination by the various taxing jurisdictions. The Company is currently under audit by the Internal Revenue Service for federal income tax returns for fiscal years 2008 and 2009, the Canadian Revenue Authority (“CRA”) for fiscal years 2001 to 2002 and in certain international jurisdictions  and U.S. states in which it operates. It is reasonably possible that the CRA may issue a formal tax assessment requiring the Company to settle the tax deficiency within the next 12 months. The Company believes that adequate accruals have been provided for any adjustments that may result from the CRA examination.

Based on the outcome of tax examinations of the Company and the result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the statement of financial position. The Company has provided for amounts of anticipated tax audit adjustments in various jurisdictions based on its reasonable estimate of additional taxes and interest that do not meet the more likely than not standard under the accounting guidance for uncertainty in income taxes.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

15.           Segments, Geographic and Customer Information

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

The Company’s reportable segments, VED and satcom equipment, are differentiated based on their underlying profitability and economic performance. The VED segment is made up of four divisions, that have been aggregated based on the similarity of their economic characteristics as measured by EBITDA, and the similarity of their products and services, production processes, types of customers and distribution methods, and nature of regulatory environments. The satcom equipment segment consists of one division. The Company’s analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance.

The VED segment develops, manufactures and distributes high power/high frequency microwave and radio frequency signal components. Its products include linear beam, cavity, power grid, crossed field and magnetron devices. These products are used in the communication, radar, electronic countermeasures, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the VED will be located. These products are distributed through the Company’s direct sales force, independent sales representatives and distributors.

The satcom equipment segment manufactures and supplies high-power amplifiers and networks for satellite communication uplink and industrial applications. This segment also provides spares, service and other post-sales support. Its products are distributed through the Company’s direct sales force and independent sales representatives.

Amounts not reported as VED or satcom equipment are reported as Other. In accordance with quantitative and qualitative guidelines established by FASB ASC 280, “Segment Reporting.” Other includes the activities of the Company’s Malibu Division and unallocated corporate expenses, such as business combination-related expenses, share-based compensation expense and certain non-recurring or unusual expenses. The Malibu Division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAVs”) and shipboard systems.

Sales and marketing, and certain administration expenses, are allocated to the divisions and are included in the results reported. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment product transfers are recorded at cost.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Successor	Predecessor
	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
Sales from external customers
VED	$171,497	$89,174	$259,141	$246,717
Satcom equipment	77,129	27,469	85,984	69,534
Other	15,872	7,580	15,309	16,625
	$264,498	$124,223	$360,434	$332,876
Intersegment product transfers
VED	$21,360	$8,045	$24,033	$18,070
Satcom equipment	51	229	96	9
	$21,411	$8,274	$24,129	$18,079
Capital expenditures
VED	$3,029	$1,484	$3,294	$2,536
Satcom equipment	1,153	694	426	141
Other	736	256	772	688
	$4,918	$2,434	$4,492	$3,365
EBITDA
VED	$44,594	$18,713	$65,787	$54,791
Satcom equipment	11,290	1,491	9,451	5,598
Other	(28,097)	(14,046)	(36,592)	(9,368)
	$27,787	$6,158	$38,646	$51,021

	Successor	Predecessor
	September 30,	October 1,
	2011	2010
Total assets
VED	$494,937	$326,117
Satcom equipment	116,283	48,355
Other	113,079	103,804
	$724,299	$478,276

EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. The Company believes that EBITDA is useful to assess its ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures.

For the reasons listed below, the Company believes that U.S. GAAP-based financial information for leveraged businesses like its own should be supplemented by EBITDA so that investors better understand its financial performance in connection with their analysis of the Company’s business:

•	EBITDA is a component of the measures used by the Company’s board of directors and management team to evaluate the Company’s operating performance;

•	EBITDA is a component of the measures used by the Company’s management team to make day-to-day operating decisions;

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

•
EBITDA facilitates comparisons between the Company’s operating results and those of competitors with different capital structures and, therefore, is a component of the measures used by the management to facilitate internal comparisons to competitors’ results and the Company’s industry in general; and

•	the payment of management bonuses is contingent upon, among other things, the satisfaction by the Company of certain targets that contain EBITDA as a component.

EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. EBITDA should not be considered as an alternative to net income (loss), operating income or any other performance measures derived in accordance with U.S. GAAP as a measure of operating performance or operating cash flows as a measure of liquidity. The Company’s use of the term EBITDA varies from others in the Company’s industry. The Company’s presentation of EBITDA should not be construed to imply that the Company’s future results will be unaffected by unusual or non-recurring items. Operating income by the Company’s reportable segments was as follows:

	Successor	Predecessor
	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
Operating income
VED	$40,292	$16,463	$59,765	$49,006
Satcom equipment	10,758	1,210	8,726	4,861
Other	(41,757)	(15,632)	(40,917)	(13,888)
	$9,293	$2,041	$27,574	$39,979

The following table reconciles net income to EBITDA:

	Successor	Predecessor
	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
Net (loss) income	$(6,483)	$(4,730)	$6,739	$23,466
Depreciation and amortization	18,628	4,117	11,072	10,794
Interest expense, net	17,708	5,788	15,213	16,979
Income tax (benefit) expense	(2,066)	983	5,622	(218)
EBITDA	$27,787	$6,158	$38,646	$51,021

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

Net property, plant and equipment by geographic area were as follows:

	Successor	Predecessor
	September 30,	October 1,
	2011	2010
United States	$65,600	$41,746
Canada	15,885	12,290
Other	190	223
Total	$81,675	$54,259

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

Goodwill by geographic area was as follows:

	Successor	Predecessor
	September 30,	October 1,
	2011	2010
United States	$92,329	$114,252
Canada	86,654	47,973
	$178,983	$162,225

Geographic sales by customer location were as follows for external customers:

	Successor	Predecessor
	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
United States	$182,206	$83,084	$230,888	$210,590
All foreign countries	82,292	41,139	129,546	122,286
Total sales	$264,498	$124,223	$360,434	$332,876

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

The United States Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2010 and fiscal years 2010 and 2009. Direct sales to the U.S. Government were $36.2 million, $14.8 million, $48.5 million and $49.2 million for the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2010 and fiscal years 2010 and 2009, respectively. Accounts receivable from this customer represented 12% of consolidated accounts receivable as of each September 30, 2011 and October 1, 2010.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

16.           Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. The Company’s results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

Fiscal year 2011
	Predecessor		Successor(2)
	Three Months Ended	Period January 1 to	Period February 11 to	Three Months Ended
	December 31, 2010	February 10, 2011	April 1, 2011	July 1, 2011	September 30, 2011
	(First Quarter)	(Second Quarter)		(Third Quarter)	(Fourth Quarter)
Sales	$89,020	$35,203	$59,804	$104,206	$100,488
Gross profit	24,921	7,898	15,808	27,129	26,560
Net income (loss)(1)	2,222	(6,952)	(7,173)	(1,832)	2,522

Fiscal year 2010
		Predecessor
		Three Months Ended
		January 1, 2010	April 2, 2010	July 2, 2010	October 1, 2010
		(First Quarter)	(Second Quarter)	(Third Quarter)	(Fourth Quarter)
Sales		$82,767	$88,352	$93,876	$95,439
Gross profit		23,440	26,722	28,923	29,362
Net income (loss)(3)		3,841	4,492	4,211	(5,805)

(1)
Net income (loss) for the three months ended December 31, 2010 and the period January 1, 2011 to February 10, 2011 reflects pre-tax transaction expenses of $2.7 million and $2.0 million, respectively, relating to the Merger in February 2011 and the related debt financing. Net loss (income) for the period February 11, 2011 to April 1, 2011 and the three months ended July 1, 2011 and September 30, 2011 reflects pre-tax transaction expenses of $8.8 million, $0.3 million and $0.4 million, respectively, relating to the Merger in February 2011 and the related debt financing.

(2)
The new basis of accounting resulting from the Merger and the related debt financing has a significant effect on the results of operations for the Successor periods and reflects an increase in amortization of intangible assets, utilization of the net increase in cost basis of inventory, an increase in depreciation and amortization of intangibles and property, plant and equipment, an increase in interest expense and amortization of the new debt issue costs and discount and a charge for the Sponsor’s advisory fee.

(3)
Net income for the three months ended April 2, 2010 and July 2, 2010 reflects pre-tax transaction expenses of $0.2 million and $3.6 million, respectively, and net loss for the three months ended October 1, 2010 reflects pre-tax termination fee and transaction expenses of $16.1 million relating to the terminated merger agreement with Comtech.

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

17.           Supplemental Guarantors Condensed Consolidating Financial Information

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

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2011

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$-	$-	$20,465	$14,490	$-	$34,955
Restricted cash	-	-	2,277	93	-	2,370
Accounts receivable, net	-	-	30,713	14,897	-	45,610
Inventories	-	-	58,534	20,410	(648)	78,296
Deferred tax assets	-	-	13,848	566	-	14,414
Intercompany receivable	-	-	28,455	21,125	(49,580)	-
Prepaid and other current assets	440	45	4,677	1,078	246	6,486
Total current assets	440	45	158,969	72,659	(49,982)	182,131
Property, plant and equipment, net	-	-	65,618	16,057	-	81,675
Deferred debt issue costs, net	-	14,073	-	-	-	14,073
Intangible assets, net	-	-	170,525	91,707	-	262,232
Goodwill	-	-	92,329	86,654	-	178,983
Other long-term assets	-	-	5,112	93	-	5,205
Investment in subsidiaries	190,491	563,005	14,463	-	(767,959)	-
Total assets	$190,931	$577,123	$507,016	$267,170	$(817,941)	$724,299

Liabilities and stockholders' equity
Current portion of long-term debt	$-	$1,500	$-	$-	$-	$1,500
Accounts payable	32	(5)	15,073	12,088	-	27,188
Accrued expenses	1,003	2,530	17,369	6,404	(5)	27,301
Product warranty	-	-	3,787	1,820	-	5,607
Income taxes payable	-	-	34	2,878	-	2,912
Advance payments from customers	-	-	9,489	5,172	-	14,661
Intercompany payable	-	1,401	-	-	(1,401)	-
Total current liabilities	1,035	5,426	45,752	28,362	(1,406)	79,169
Deferred income taxes	-	-	62,347	24,921	-	87,268
Long-term debt, less current portion	-	361,697	-	-	-	361,697
Other long-term liabilities	-	-	5,429	840	-	6,269
Total liabilities	1,035	367,123	113,528	54,123	(1,406)	534,403
Common stock	-	-	-	-	-	-
Parent investment	-	211,100	376,158	210,113	(797,371)	-
Equity investment in subsidiary	(1,185)	(1,185)	9,356	-	(6,986)	-
Additional paid-in capital	197,564	-	-	-	-	197,564
Accumulated other comprehensive loss	-	-	-	(1,185)	-	(1,185)
(Accumulated deficit) retained earnings	(6,483)	85	7,974	4,119	(12,178)	(6,483)
Total stockholders’ equity	189,896	210,000	393,488	213,047	(816,535)	189,896
Total liabilities and stockholders' equity	$190,931	$577,123	$507,016	$267,170	$(817,941)	$724,299

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the period from February 11, 2011 to September 30, 2011

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$-	$191,764	$121,095	$(48,361)	$264,498
Cost of sales	-	-	148,023	94,691	(47,713)	195,001
Gross profit	-	-	43,741	26,404	(648)	69,497
Operating costs and expenses:
Research and development	-	-	2,991	6,807	-	9,798
Selling and marketing	-	-	7,664	5,954	-	13,618
General and administrative	1,427	(27)	10,333	3,360	-	15,093
Amortization of acquisition-related intangible assets	-	-	6,548	5,592	-	12,140
Strategic alternative transaction expenses	9,529	-	-	26	-	9,555
Total operating costs and expenses	10,956	(27)	27,536	21,739	-	60,204
Operating (loss) income	(10,956)	27	16,205	4,665	(648)	9,293
Interest expense (income), net	-	17,388	327	(7)	-	17,708
Loss (gain) on debt extinguishment, net	-	253	(119)	-	-	134
(Loss) income before income taxes and
equity in income of subsidiaries	(10,956)	(17,614)	15,997	4,672	(648)	(8,549)
Income tax (benefit) expense	(4,388)	(6,695)	8,710	553	(246)	(2,066)
Equity in income of subsidiaries	85	11,004	687	-	(11,776)	-
Net (loss) income	$(6,483)	$85	$7,974	$4,119	$(12,178)	$(6,483)

CPI INTERNATIONAL HOLDING CORP.
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the period from February 11, 2011 to September 30, 2011

			Guarantor	Non-Guarantor	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$-	$756	$(543)	$13,354	$13,567
Cash flows from investing activities
Capital expenditures	-	-	(4,029)	(889)	(4,918)
Acquisition of predecessor entity	-	(370,490)	-	-	(370,490)
Payment of patent application fees	-	-	(4)	-	(4)
Net cash used in investing activities	-	(370,490)	(4,033)	(889)	(375,412)
Cash flows from financing activities
Equity investment, net	197,144	-	-	-	197,144
Proceeds from issuance of Successor's senior subordinated notes	-	208,550	-	-	208,550
Borrowings under Successor's term loan facility	-	143,815	-	-	143,815
Debt issue costs	-	(3,453)	-	-	(3,453)
Redemption and repurchase of Predecessor's senior subordinated
notes and floating rate notes	-	(12,000)	(117,000)	-	(129,000)
Repayment of borrowings under Predecessor's term loan facility	-	-	(66,000)	-	(66,000)
Repayment of borrowings under Successor's term loan facility	-	(1,125)	-	-	(1,125)
Intercompany financing activity, net	(197,144)	33,893	163,251	-	-
Net cash provided by (used in) financing activities	-	369,680	(19,749)	-	349,931
Net (decrease) increase in cash and cash equivalents	-	(54)	(24,325)	12,465	(11,914)
Cash and cash equivalents at beginning of period	-	54	44,790	2,025	46,869
Cash and cash equivalents at end of period	$-	$-	$20,465	$14,490	$34,955

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI International Holding Corp.
	By:	/s/ O. JOE CALDARELLI
O. Joe Caldarelli Chief Executive Officer
Date: December 8, 2011
	By:	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: December 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

	/s/ O. JOE CALDARELLI	Chief Executive Officer and Director	December 8, 2011
	O. Joe Caldarelli	(Principal Executive Officer)
	ROBERT A. FICKETT*	President, Chief Operating Officer and Director	December 8, 2011
Robert A. Fickett
	/s/ JOEL A. LITTMAN	Chief Financial Officer, Treasurer and Secretary	December 8, 2011
	Joel A. Littman	(Principal Financial and Accounting Officer)
	ROBERT B. MCKEON*	Chairman of the Board of Directors	December 8, 2011
Robert B. McKeon
	HUGH D. EVANS*	Director	December 8, 2011
Hugh D. Evans
	RAMZI M. MUSALLAM*	Director	December 8, 2011
Ramzi M. Musallam
	JEFFREY P. KELLY*	Director	December 8, 2011
Jeffrey P. Kelly
	MICHAEL J. MEEHAN*	Director	December 8, 2011
Michael J. Meehan
		Director	December 8, 2011
Admiral Leighton W. Smith, Jr.

*By:	/s/ JOEL A. LITTMAN
Joel A. Littman Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger, dated as of November 24, 2010, by and among Catalyst Holdings, Inc., Catalyst Acquisition, Inc. and CPI International, Inc.	Predecessor's Form 8-K, filed on November 29, 2010.
3.1	Certificate of Incorporation of CPI International, Inc.	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.2	By-laws of CPI International, Inc.	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.3	Certificate of Incorporation of CPI International Holding Corp.	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.4	By-laws of CPI International Holding Corp.	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.5	Certificate of Incorporation of Communications & Power Industries International Inc.	CPI's Registration Statement on Form S-4 (Registration No. 333-113867), filed on March 23, 2004.
3.6	By-laws of Communications & Power Industries International Inc.	CPI's Registration Statement on Form S-4 (Registration No. 333-113867), filed on March 23, 2004.
3.7	Restated Certificate of Incorporation of Communications & Power Industries Asia Inc.	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.8	By-laws of Communications & Power Industries Asia Inc.	CPI's Registration Statement on Form S-4 (Registration No. 333-113867), filed on March 23, 2004.
3.9	Restated Articles of Incorporation of CPI Econco Division	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.10	Restated By-laws of CPI Econco Division	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.11	Restated Articles of Incorporation of CPI Malibu Division	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.12	Restated By-laws of CPI Malibu Division	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.

Exhibit Number	Exhibit Description	Incorporated by Reference to:
3.13	Certificate of Conversion from a Corporation to a Limited Liability Company of Communications & Power Industries LLC	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.14	Certificate of Formation of Communications & Power Industries LLC	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.15	Limited Liability Company Agreement of Communications & Power Industries LLC	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.16	Certificate of Conversion from a Corporation to a Limited Liability Company of CPI Subsidiary Holdings LLC	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.17	Certificate of Formation of CPI Subsidiary Holdings LLC	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.18	Limited Liability Company Agreement of CPI Subsidiary Holdings LLC	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.1	Indenture, dated as of February 11, 2011 by and among, CPI International, Inc., CPI International Holding Corp. and The Bank of New York Mellon Trust Company, N.A.	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.2

Supplemental Indenture, dated as of February 11, 2011, by and among, CPI International, Inc., CPI International Holding Corp., Communications & Power Industries LLC, CPI Subsidiary Holdings LLC, Communications & Power Industries International Inc., Communications & Power Industries Asia Inc., CPI Econco Division, CPI Malibu Division and The Bank of New York Mellon Trust Company, N.A.
CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.3

Registration Rights Agreement, relating to the 8.00% Senior Notes due 2018, dated as of February 11, 2011, by and among, CPI International Acquisition, Inc., the guarantors named therein, UBS Securities LLC and KKR Capital Markets LLC
CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.4

Joinder Agreement, dated as of February 11, 2011, by and among, Communications & Power Industries LLC, CPI Subsidiary Holdings LLC, Communications & Power Industries International Inc., Communications & Power Industries Asia Inc., CPI Econco Division and CPI Malibu Division
CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.5	Form of 8.00% Senior Note due 2018 (included as part of Exhibit 4.1).	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.

Exhibit Number	Exhibit Description	Incorporated by Reference to:
10.1

Credit Agreement, dated as of February 11, 2011, by and among, CPI International Acquisition, Inc., as borrower, CPI International Holding Corp., the subsidiary guarantors named therein, the lenders named therein, UBS Securities LLC, as the sole lead arranger, Bank of the West and GE Capital Financial Inc., as co-documentation agents, KKR Capital Markets LLC, as syndication agent, UBS Loan Finance LLC, as swingline lender, UBS AG, Stamford Branch, as issuing bank and administrative agent for the lenders and as collateral agent
CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
10.2	Advisory Agreement, dated as of February 11, 2011, between CPI International, Inc. and Veritas Capital Fund Management, L.L.C.	CPII's Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
10.3	Cross License Agreement, dated as of August 10, 1995, between CPI and Varian Associates	CPI's Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.4

Agreement of Purchase and Sale (San Carlos Property), dated February 7, 2003, by and between CPI (as successor to Holding) and Palo Alto Medical Foundation; Seventh Amendment, dated November 12, 2003; and Ninth Amendment, dated June 16, 2004
Predecessor's Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.
10.5	Agreement re: Environmental Matters, dated June 18, 2004, by and between 301 Holding LLC, CPI, Varian Medical Systems, Inc. and Palo Alto Medical Foundation	Predecessor's Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.
10.6

Assignment and Assumption of Lessee's Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto), dated as of August 10, 1995, by and among Varian Realty Inc., Varian Associates and CPI
CPI's Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.7	Fourth Amendment of Lease, dated December 15, 2000, by and between The Board of Trustees of the Leland Stanford Junior University and CPI	CPI's Quarterly Report on Form 10-Q for the quarter ended December 29, 2000 (File No. 033-96858).
10.8	Sublease (Unit 8, Palo Alto), dated as of August 10, 1995, by and between Varian Realty Inc. and CPI	CPI's Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.9	Sublease (Building 4, Palo Alto), dated as of August 10, 1995, by and between CPI, as Sublessee, Varian, as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor	CPI's Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.10	First Amendment to Sublease, Subordination, Non-Disturbance and Attornment Agreement, dated as of April 2, 1999, by and among Varian, Inc., CPI, Varian, and Varian Realty Inc.	Predecessor's Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005.
10.11	Second Amendment to Sublease, dated as of April 28, 2000, by and between Varian, Inc. and CPI	Predecessor's Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005.

Exhibit Number	Exhibit Description	Incorporated by Reference to:
10.12	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O. Joe Caldarelli) effective January 1, 2002	CPI's Annual Report on Form 10-K for the fiscal year ended October 3, 2003.
10.13	First Amendment and Restatement of the CPI Non-Qualified Deferred Compensation Plan effective as of December 1, 2004	Predecessor's Form 10-Q filed on February 6, 2008.
10.14	Employment Agreement, dated as of April 27, 2006, by and between Communications & Power Industries Canada Inc. and O. Joe Caldarelli	Predecessor's Form 10-Q filed on May 15, 2006
10.15	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Robert A. Fickett	Predecessor's Form 10-Q filed on February 6, 2008.
10.16	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Joel A. Littman	Predecessor's Form 10-Q filed on February 6, 2008.
10.17	Employment Agreement, dated November 2, 2002, by and between CPI and Don Coleman	CPI's Annual Report on Form 10-K for the fiscal year ended October 3, 2003.
10.18	Form of Indemnification Agreement	Predecessor's Registration Statement on Form S-1/A filed on April 11, 2006 (Commission File No. 333-130662)
10.19	Employment Agreement, dated June 27, 2000, by and between CPI and John R. Beighley	Predecessor's Form 10-Q filed on February 12, 2007.
10.20	Employment Agreement, dated June 21, 2004, by and between CPI and Andrew Tafler	Predecessor's Form 10-K filed on December 15, 2008.
10.21	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 8, 2011, by and between CPI and Robert A. Fickett	CPII's Registration Statement on Form S-4/A (Registration No. 333-173372), filed on June 21, 2011.
10.22	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 8, 2011, by and between CPI and Joel A. Littman	CPII's Registration Statement on Form S-4/A (Registration No. 333-173372), filed on June 21, 2011.
10.23	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and O. Joe Caldarelli\	Filed herewith
10.24	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and Robert A. Fickett	Filed herewith
10.25	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and Joel A. Littman	Filed herewith
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21.1	List of Subsidiaries	Filed herewith
24.1	Power of Attorney of the Board of Directors and Officers	Filed herewith

Exhibit Number	Exhibit Description	Incorporated by Reference to:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith