Form 10-Q
period 2011-12-30
CPI International Holding Corp.
filed 2012-02-09
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of February 9, 2012, 1,000 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.              Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands – unaudited, except per share data)

	December 30,	September 30,
	2011	2011
Assets
Current Assets:
Cash and cash equivalents	$38,933	$34,955
Restricted cash	2,657	2,370
Accounts receivable, net	45,302	45,610
Inventories	77,651	78,296
Deferred tax assets	14,260	14,414
Prepaid and other current assets	6,287	6,486
Total current assets	185,090	182,131
Property, plant, and equipment, net	80,989	81,675
Deferred debt issue costs, net	13,554	14,073
Intangible assets, net	257,129	262,232
Goodwill	178,787	178,983
Other long-term assets	7,181	5,205
Total assets	$722,730	$724,299

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$9,900	$1,500
Accounts payable	22,747	27,188
Accrued expenses	30,102	27,301
Product warranty	5,586	5,607
Income taxes payable	2,704	2,912
Advance payments from customers	15,180	14,661
Total current liabilities	86,219	79,169
Deferred tax liabilities	88,243	87,268
Long-term debt, less current portion	352,950	361,697
Other long-term liabilities	6,375	6,269
Total liabilities	533,787	534,403
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized; 1 share issued and outstanding)	-	-
Additional paid-in capital	197,785	197,564
Accumulated other comprehensive loss	(720)	(1,185)
Accumulated deficit	(8,122)	(6,483)
Total stockholders’ equity	188,943	189,896
Total liabilities and stockholders' equity	$722,730	$724,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands – unaudited)

	Three Months Ended
	December 30, 2011	December 31, 2010
	Successor	Predecessor
Sales	$92,981	$89,020
Cost of sales	68,610	64,099
Gross profit	24,371	24,921
Operating costs and expenses:
Research and development	3,388	3,130
Selling and marketing	5,441	5,244
General and administrative	6,152	6,316
Amortization of acquisition-related intangible assets	4,855	686
Strategic alternative transaction expenses	-	2,657
Total operating costs and expenses	19,836	18,033
Operating income	4,535	6,888
Interest expense, net	6,826	3,711
(Loss) income before income taxes	(2,291)	3,177
Income tax (benefit) expense	(652)	955
Net (loss) income	(1,639)	2,222

Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax of $159 and $126	465	97
Total other comprehensive income, net of tax	465	97
Comprehensive (loss) income	$(1,174)	$2,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands – unaudited)

	Three Months Ended
	December 30, 2011	December 31, 2010
	Successor	Predecessor
Cash flows from operating activities
Net cash provided by operating activities	$6,136	$17,487

Cash flows from investing activities
Capital expenditures	(1,783)	(447)
Payment of patent application fees	-	(6)
Net cash used in investing activities	(1,783)	(453)

Cash flows from financing activities
Repayment of borrowings under Successor's term loan facility	(375)	-
Payment for Predecessor's senior credit facilities agreement amendment	-	(379)
Proceeds from stock purchase plan and exercises of stock options	-	353
Excess tax benefit on stock option exercises	-	70
Net cash (used in) provided by financing activities	(375)	44

Net increase in cash and cash equivalents	3,978	17,078
Cash and cash equivalents at beginning of year	34,955	42,829
Cash and cash equivalents at end of year	$38,933	$59,907

Supplemental cash flow disclosures
Cash paid for interest	$2,064	$800
Cash paid for income taxes, net of refunds	$815	$3,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands except share amounts)

1.	The Company and a Summary of its Significant Accounting Policies

The Company

On February 11, 2011, CPI International LLC (formerly, CPI International, Inc., “Predecessor”), then a Delaware corporation and publicly traded company, completed its merger with Catalyst Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of CPI International, Inc. (formerly, CPI International Acquisition, Inc.; “CPII”), a Delaware corporation, whereby Merger Sub merged with and into Predecessor (the “Merger”), with Predecessor continuing as the surviving corporation and a wholly owned subsidiary of CPII. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of November 24, 2010, among Predecessor, CPII and Merger Sub (the “Merger Agreement”). Immediately following the consummation of the Merger and related transactions, Predecessor was converted into a limited liability company and liquidated, and CPI International Acquisition, Inc. changed its name to CPI International, Inc. See Note 3, Business Combination, for more information about the Merger.

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

The Company’s parent, CPI International Holding LLC (“Holding LLC”), owns all of the outstanding common stock of CPI International Holding Corp. (“Successor” or “Parent” or “the Company”), which in turn owns all of the outstanding common stock of CPII, which in turn owns all of the outstanding equity interests of Communications & Power Industries LLC (formerly, Communications & Power Industries, Inc.; “CPI”) and Communications & Power Industries Canada Inc. (“CPI Canada”), the Company’s main operating subsidiaries. The Veritas Fund and its affiliates and certain members of CPII’s management beneficially own shares of Successor’s common stock indirectly through their holdings in Holding LLC. Holding LLC, Parent and CPII are holding companies with no material assets or operations other than their respective direct or indirect equity interests in CPI and CPI Canada and activities related thereto.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share)

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2012 and 2011 comprise the 52-week periods ending September 28, 2012 and September 30, 2011, respectively. Predecessor and Successor relate to the period preceding the Merger and the period succeeding the Merger, respectively. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of Successor as of December 30, 2011 and for the first quarter of fiscal year 2012, and for Predecessor for the first quarter of fiscal year 2011 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with Successor’s consolidated financial statements and notes thereto included in Successor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet of Successor as of September 30, 2011 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended December 30, 2011 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated in consolidation.

Use of Estimates and Assumptions

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; inventory and inventory valuation; business combinations; recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; and recognition and measurement of current and deferred income tax assets and liabilities. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

2.	Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 is intended to result in convergence between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt these standards in the beginning of its second quarter of fiscal year 2012 and is currently assessing the impact on its consolidated results of operations, financial position or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” intended to simplify how an entity tests goodwill for impairment. The guidance allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment will determine whether a quantitative impairment test must be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. This ASU will be effective for the Company beginning on September 29, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This ASU will be effective for the Company beginning on September 27, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

3.	Business Combination

The Merger constitutes a transaction or event in which an acquirer obtains control of one or more “businesses” or a “business combination” and, accordingly, is accounted for under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” in which Parent is deemed to be the accounting acquirer. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the Merger. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items.

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
(All tabular dollar amounts in thousands except share amounts)

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

The purchase price for restricted stock awards and units and stock options is net of $5.2 million cash paid for the unvested portion of the stock awards for which vesting was accelerated as of the closing date in accordance with the terms of the Merger Agreement. Cash payments made by the acquirer in a business combination to settle unvested stock awards are immediately expensed after the acquisition date in the post-combination financial statements in accordance with ASC 805.

In connection with the Merger and previous activities which ultimately resulted in consummation of the Merger, the Company incurred various expenses, recorded as “strategic alternative transaction expenses” in the statements of operations and comprehensive (loss) income, consisting primarily of professional fees payable to financial and legal advisors that the Company expensed as incurred.

The transaction was accounted for under the acquisition method using the fair value concepts defined in ASC 820, “Fair Value Measurements and Disclosures.” ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The following table reflects the preliminary allocation of the total purchase price as of December 30, 2011 to the assets acquired and the liabilities assumed and the resulting goodwill based on the preliminary estimates of fair value:

Preliminary purchase price	$370,490
Less: Estimated fair value of assets acquired:
Net current assets	(111,471)
Property, plant and equipment	(82,879)
Identifiable intangible assets	(274,980)
Other long-term assets	(7,390)
(476,720)
Add: Estimated fair value of liabilities assumed:
Deferred tax liabilities	85,563
Long-term debt	195,487
Other long-term liabilities	3,967
285,017
Goodwill	$178,787

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Measurement period adjustments to fair values during the first quarter of fiscal year 2012 include an increase in long-term income tax receivable of approximately $2.0 million and an increase in net deferred tax liabilities of approximately $1.8 million. As a result of these adjustments, there is a net decrease in goodwill of approximately $0.2 million. Measurement period adjustments represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up to one year from the Merger date.

The preliminary allocation of the purchase price above was based upon valuation information and estimates and assumptions available at December 30, 2011. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to tax-related items and the resulting goodwill adjustment. The Company expects to continue to obtain information to finalize these preliminary valuations during the measurement period, which ends during the Company’s fiscal quarter ending March 30, 2012.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

	Estimated Fair Value	Estimated Useful Life (years)
Definite-lived assets:
Division tradenames	$2,900	15
Core technology	94,400	40
Completed technology	88,100	15 - 25
Backlog	15,300	1 - 2
Leasehold interest	35,680	4 - 40
In-process research and development	3,500	10
Total definite-lived assets	239,880

Indefinite-lived assets:
CPI tradenames	35,100	Indefinite
Total indefinite-lived assets	35,100

Total identifiable intangible assets	$274,980

Definite-lived intangible assets will be amortized over their estimated useful lives. Intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment annually.

IPR&D consists of the in-process project to complete development of the next generation of the Company’s medical x-ray generators. The value assigned to IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. An acquired IPR&D asset is initially recognized at fair value and, during the development period after the acquisition date, will not be amortized as charges to earnings; instead this asset will be subject to periodic impairment testing. Amortization will commence upon successful completion of the development process for the acquired IPR&D project. As of December 30, 2011, the development of the next generation of the medical x-ray generators is estimated to be approximately 99% complete and is expected to be completed in the second quarter of fiscal year 2012. The estimated incremental cost to complete the product technology is approximately $0.2 million.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

The following unaudited pro forma results of operations are presented as though the Merger had occurred as of the beginning of the fiscal year 2010, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the new credit facilities and other acquisition-related adjustments in connection with the Merger. The pro forma results of operations do not reflect the impact of the non-recurring charges that have resulted from or in connection with the Merger, including, (i) the utilization of the net increase in the cost basis of inventory, (ii) settlement of unvested stock awards, and (iii) expenses in connection with the Merger. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Merger been consummated as of the earliest period presented, nor are they necessarily indicative of future operating results.

	Quarter Ended
	December 30, 2011	December 31, 2010
Sales	$92,981	$89,020
Net income	$275	$871

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

4.           Supplemental Financial Information

Inventories:    The following table provides details of inventories:

	December 30,	September 30,
	2011	2010
Raw material and parts	$44,735	$46,480
Work in process	25,959	24,632
Finished goods	6,957	7,184
	$77,651	$78,296

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Quarter Ended
	December 30, 2011	December 31, 2010
	Successor	Predeccessor
Balance at beginning of period	$5,667	$3,737
Provision for loss contracts, charged to cost of sales	1,230	1,594
Credit to cost of sales upon revenue recognition	(534)	(426)
Balance at end of period	$6,363	$4,905

Reserve for loss contracts are reported in the consolidated balance sheet in the following accounts:

	December 30,	December 31,
	2011	2010
	Successor	Predecessor
Inventories	$4,352	$4,018
Accrued expenses	2,011	887
	$6,363	$4,905

Property, Plant and Equipment, Net:    The following table provides details of property, plant and equipment, net:

	December 30,	September 30,
	2011	2011
Land	$7,580	$7,580
Land improvements	2,243	2,243
Buildings	38,911	38,910
Machinery and equipment	38,093	37,246
Construction in progress	2,504	1,572
	89,331	87,551
Less: accumulated depreciation and amortization	(8,342)	(5,876)
Property, plant and equipment, net	$80,989	$81,675

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Intangible Assets: The following tables present the details of the Company’s total intangible assets:

	Weighted Average	December 30, 2011			September 30, 2011
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived assets:
Division tradenames	15	$2,900	(171)	$2,729	$2,900	(122)	$2,778
Core technology	40	94,400	(2,067)	92,333	94,400	(1,477)	92,923
Completed technology	15 - 25	88,100	(4,127)	83,973	88,100	(2,948)	85,152
Backlog	1 -2	15,300	(10,631)	4,669	15,300	(7,594)	7,706
Leasehold interest	4 - 40	35,680	(855)	34,825	35,680	(611)	35,069
In-process research and development	10	3,500	-	3,500	3,500	-	3,500
Patent application fees		-	-	-	4	-	4
Total definite-lived assets		239,880	(17,851)	222,029	239,884	(12,752)	227,132

Indefinite-lived assets:
CPI tradenames		35,100	-	35,100	35,100	-	35,100
Total indefinite-lived assets		35,100	-	35,100	35,100	-	35,100

Total intangible assets		$274,980	$(17,851)	$257,129	$274,984	$(12,752)	$262,232

The amortization of intangible assets is recorded as “amortization of acquisition-related intangible assets,” except for leasehold interest, which is included in “cost of sales” in the condensed consolidated statements of operations and comprehensive (loss) income. The amortization of intangible assets amounted to $5.1 million and $0.7 million for the first quarter of fiscal 2012 and 2011, respectively.

As discussed in Note 3, acquired in-process research and development from the Merger is expected to be completed in the second quarter of fiscal year 2012, during which amortization begins over its expected useful life of 10 years.

The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2012	$9,880
2013	9,781
2014	8,600
2015	8,582
2016	8,514
Thereafter	176,672
$222,029

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Goodwill:    The following table sets forth goodwill by reportable segment:

	December 30,	September 30,
	2011	2011
VED	$128,363	$128,957
Satcom equipment	38,929	38,964
Other	11,495	11,062
	$178,787	$178,983

The $0.2 million change in goodwill represents measurement period adjustments related to the Merger as discussed in Note 3.

Product Warranty:    The following table summarizes the activity related to product warranty:

	Quarter Ended
	December 30, 2011	December 31, 2010
	Successor	Predecessor
Beginning accrued warranty	$5,607	$5,101
Actual costs of warranty claims	$(1,296)	$(1,334)
Estimates for product warranty, charged to cost of sales	1,275	1,651
Ending accrued warranty	$5,586	$5,418

Accumulated Other Comprehensive Loss:    The following table provides the components of accumulated other comprehensive loss in the condensed consolidated balance sheets:

	December 30,	September 30,
	2011	2011
Unrealized loss on cash flow hedges, net of tax	$(425)	$(890)
Unrealized actuarial loss and prior service credit for pension liability, net of tax	(295)	(295)
Accumulated other comprehensive loss	$(720)	$(1,185)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

5.           Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. The following tables set forth financial instruments carried at fair value within the ASC 825 hierarchy:

		Fair Value Measurements at December 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities1	$35,067	$35,067	$-	$-
Mutual funds2	184	184	-	-
Foreign exchange forward derivatives3	128	-	128	-
Total assets at fair value	$35,379	$35,251	$128	-

Liabilities:
Foreign exchange forward derivatives4	$447	$-	$447	$-
Total liabilities at fair value	$447	$-	$447	$-

1 The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents and restricted cash in the condensed consolidated balance sheet.
2 The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
3 The asset position of foreign currency derivatives is classified as part of prepaid and other current assets in the condensed consolidated balance sheet.
4 The liability position of foreign currency derivatives is classified as part of accrued expenses in the condensed consolidated balance sheet.

		Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities1	$30,428	$30,428	$-	$-
Mutual funds2	169	169	-	-
Total assets at fair value	$30,597	$30,597	$-	-

Liabilities:
Foreign exchange forward derivatives3	$1,166	$-	$1,166	$-
Total liabilities at fair value	$1,166	$-	$1,166	$-

1 The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents and restricted cash in the condensed consolidated balance sheet.
2 The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
3 The foreign currency derivatives are classified as part of accrued expenses in the condensed consolidated balance sheet.

See Note 7 for information regarding the Company’s derivative instruments.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. The estimated fair value of the Company’s long-term debt as of December 30, 2011 and September 30, 2011was $323.9 million and $335.8 million, respectively, compared to the carrying value of $362.8 million and $363.2 million, respectively.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

6.           Long-term Debt

Long-term debt comprises the following:

	December 30,	September 30,
	2011	2011
Term loan, net of issue discount of $650 and $678	$147,850	$148,197
8% Senior notes due 2018	215,000	215,000
	362,850	363,197
Less: Current portion	9,900	1,500
Long-term portion	$352,950	$361,697

Standby letters of credit	$4,195	$4,114

Senior Secured Credit Facilities. In connection with the Merger, on February 11, 2011, CPII entered into the Senior Secured Credit Facilities consisting of (i) a $150.0 million six-year term loan facility; and (ii) a $30.0 million, five-year revolving credit facility. CPII borrowed the full amount of the term loan facility thereunder in connection with the Merger, and the revolving credit facility was undrawn at December 30, 2011 (other than for approximately $4.2 million of outstanding letters of credit). CPII has the option to increase the amount available under the Senior Secured Credit Facilities by up to an aggregate of $50.0 million on an uncommitted basis.

Borrowings under the term loan facility and the revolving credit facility bear interest, at CPII’s option, at a rate equal to a margin over either (a) a base rate or (b) a LIBOR rate. As of December 30, 2011, the variable interest rate on the term loan was 5.0%. The Senior Secured Credit Facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

The prepayment requirement under the Senior Secured Credit Facilities commences with the fiscal year 2012, and is calculated based on a percentage of “excess cash flow” as defined in the credit agreement governing the Senior Secured Credit Facilities. The excess cash flow mandatory prepayment is required to be made within five business days of issuing the year-end consolidated financial statements. Based on current projections, CPII estimates that a prepayment of $8.4 million will be required to be made during the first quarter of fiscal year 2013. This amount, together with $1.5 million of scheduled mandatory repayment, has been classified as current in the condensed consolidated balance sheet, while the remaining balance is classified as noncurrent. As the excess cash flow mandatory prepayment estimate is based on CPII’s current financial projections, the ultimate payment may differ from CPII’s current estimate.

8.00% Senior Notes due 2018. On February 11, 2011, CPII issued an aggregate of $215 million of 8.00% Senior Notes due 2018 (the “8% Notes”). The outstanding notes are CPII’s senior unsecured obligations. The Parent and each of CPII’s existing and future restricted subsidiaries (as defined in the indenture governing the 8% Notes) guarantee the 8% Notes on a senior unsecured basis. The 8% Notes bear interest at the rate of 8.00% per year. Interest is payable in cash. The indenture governing the 8% Notes limits, subject to certain exceptions, CPII and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock; pay dividends and make other restricted payments; make certain investments; sell assets; create liens; consolidate, merge or sell all or substantially all of CPII’s assets; enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

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

Debt Maturities:    As of December 30, 2011, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Notes	Total
2012 (remaining nine months)	$1,125	$-	$1,125
2013	9,900	-	9,900
2014	1,500	-	1,500
2015	1,500	-	1,500
2016	1,500	-	1,500
Thereafter	132,975	215,000	347,975
	$148,500	$215,000	$363,500

The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, and (2) a debt level based on mandatory repayments according to the contractual amortization schedule and prepayments based on a percentage of “excess cash flow” as defined in the credit agreement governing the Senior Secured Credit Facilities. The above table also excludes any optional prepayments.

As of December 30, 2011, the Company was in compliance with the covenants under the agreements governing the Senior Secured Credit Facilities and the indentures governing the 8% Notes.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Deferred Debt Issuance Costs

CPII incurred a total of $15.3 million of debt issuance costs and issue discount, including those netted against the debt proceeds, associated with the Senior Credit Facilities and 8% Notes. As of December 30, 2011, the unamortized deferred debt issuance costs related to the Company’s new debt were $13.6 million, net of $1.7 million accumulated amortization. As of September 30, 2011, the unamortized deferred debt issuance costs related to the Company’s new debt were $14.1 million, net of $1.3 million accumulated amortization.

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

The Company’s Canadian dollar forward contracts in effect as of December 30, 2011 have durations of two to 14 months. These contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815, “Derivatives and Hedging.” Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive (loss) income in the consolidated balance sheets. At December 30, 2011, the unrealized loss, net of tax of $0.1 million, was $0.4 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of operations. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of operations. No ineffective amounts were recognized due to hedge ineffectiveness in the first quarter of fiscal years 2012 and 2011.

As of December 30, 2011, the Company had entered into Canadian dollar forward contracts for approximately $24.0 million (Canadian dollars), or approximately 62% of estimated Canadian dollar denominated expenses for January through September 2012, at an average rate of approximately 0.99 U.S. dollar to one Canadian dollar.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at December 30, 2011 and September 30, 2011:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 30, 2011	September 30, 2011	Balance Sheet Location	December 30, 2011	September 30, 2011
Derivatives designated as hedging instruments
Forward contracts	Prepaid and other current assets	$128	$-	Accrued expenses	447	1,166
		$128	$-		$447	$1,166

As of December 30, 2011 and September 30, 2011, all of the Company’s derivative instruments were classified as hedging instruments under ASC 815.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of operations and comprehensive (loss) income for the first quarter of fiscal years 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Loss) Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of (Loss) Gain Recognized in Income on Derivative (Ineffective and Excluded Portion )
	Quarter Ended			Quarter Ended			Quarter Ended
	December 30, 2011	December 31, 2010		December 30, 2011	December 31, 2010		December 30, 2011	December 31, 2010
	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
Interest rate contracts(a)	$-	$46	Interest expense, net	$-	$(277)	Interest expense, net	$-	$(5)

Forward contracts	613	507	Cost of sales	31	504	General and administrative(b)	(8)	33
			Research and development	(21)	51
			Selling and marketing	(9)	22
			General and administrative	(12)	30
Total	$613	$553		$(11)	$330		$(8)	$28

(a) Terminated in February 2011 in anticipation of the repayment of Predecessor's term loan.
(b) The amounts recognized in income during the quarters ended December 30, 2011 and December 31, 2010 represents an $8 loss and a $33 gain, respectively, related to the amounts excluded from the assessment of hedge effectiveness.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share)

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

Predecessor believed the action to be without merit; however, to avoid the cost and uncertainty of litigation and to complete the proposed Merger without delay, the defendants entered into a Memorandum of Understanding concerning settlement with the plaintiff, followed by a Stipulation of Settlement dated as of March 29, 2011. Pursuant to the settlement, among other things, the defendants will receive a release of claims and the plaintiff will dismiss the third amended complaint with prejudice in exchange for, among other agreements, an agreement by Predecessor to make certain additional disclosures concerning the Merger, which disclosures were included in a definitive proxy statement filed by Predecessor on January 11, 2011.

On October 7, 2011, the Court granted the parties’ joint motion for preliminary approval of the settlement.  As set forth in the Court’s order, the Company caused the Notice of Pendency and Proposed Settlement to be sent to all persons and entities who owned CPI common stock from May 10, 2010 through February 11, 2011.  The Court received notification of two individual stockholders seeking exclusion from the settlement before the Court’s exclusion and objection deadlines.

On December 16, 2011, finding that a full opportunity to be heard was afforded to all interested parties and that sufficient notice was sent to the settlement class, the Court approved the settlement and dismissed the action with prejudice as to all potential parties except the two individuals seeking exclusion.  The Court’s Order and Final Judgment were entered the same day.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Pursuant to the settlement, plaintiff’s counsel is to be paid approximately $0.6 million in January of 2012 in full settlement of any claims for attorneys' fees and all expenses. $0.4 million of this payment is borne by the Company's insurers. The net settlement of approximately $0.2 million is included in accrued liabilities in the condensed consolidated balance sheet as of December 30, 2011.

No parties have appealed the Order and Final Judgment, which will become final and non-appealable upon the exhaustion of possible appeals on February 14, 2012.

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

9.           Related-Party Transactions

In connection with the Merger, on February 11, 2011 the Company entered into an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Sponsor, pursuant to which Veritas Management will provide the Company with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023, and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or the Company terminates the advisory agreement. Pursuant to such agreement, the Company pays Veritas Management an annual fee equal to the greater of $1.0 million or 3.0% of the Company’s Adjusted EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization, certain unusual or non-recurring items and certain non-cash items), a portion of which is payable in advance annually beginning on the date of the Merger, and the Company reimburses certain out-of-pocket expenses of Veritas Management. For the first quarter of fiscal year 2012, the Company incurred and paid Veritas Management advisory fee of $0.4 million, recorded in “general and administrative” expenses in the condensed consolidated statement of operations and comprehensive (loss) income.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

10.           Equity-based Compensation

On April 27, 2011 and December 12, 2011, certain members of management and independent directors of the Company were granted Class B membership interests in Holding LLC. At December 30, 2011, the aggregate individual grants of Class B membership interests represented approximately 5.5% of the profit interests in Holding LLC. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including Sponsor, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The Class B membership interests are subject to a five-year vesting schedule, except vesting will be accelerated in the event of a change of control. The unvested portion of Class B membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Holding LLC. Class B membership interests are granted with no exercise price and no expiration date. Grants of Class B membership interests are limited in the aggregate to 7.5% of the net profits interests in Holding LLC.

A summary of activity for grants and the outstanding balance of Class B membership interests in Holding LLC follow:

	Class B Membership Interests
	Available for Grant	Outstanding	Fair Value at Date of Grant
Balance, September 30, 2011	2.2%	5.3%	$4,874
Granted	(0.2)	0.2	183
Balance, December 30, 2011	2.0%	5.5%	$5,057

The fair value of grants of Class B membership interests is determined by management using an income approach based on a cash flow methodology, the ownership percentage in Holding LLC, the preference of the Class A membership interests, and a 25% marketability discount. The discount is estimated based on an option pricing model for an Asian put option known as Finnerty model, and the weighted average assumptions are risk free rate of 0.65%, expected volatility of 75%, restricted period of 2.0 years, and no dividend yield.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Quarter Ended December 30, 2011
Equity-based compensation cost recognized in the statement of operations by caption:
Cost of sales	$42
Research and development	12
Selling and marketing	32
General and administrative	135
$221

Equity-based compensation cost capitalized in inventory	$42
Equity-based compensation cost remaining in inventory at end of period	$46

The unamortized amount of equity-based compensation was $4.5 million at December 30, 2011, and is scheduled to be charged to expense as follows:

Fiscal Year	Amount
2012 (remaining nine months)	$779
2013	1,008
2014	1,025
2015	1,006
2016	636
Thereafter	8
$4,462

11.           Income Taxes

The condensed consolidated statements of operations and comprehensive (loss) income reflect the following income tax expense:

	Quarter Ended
	December 30, 2011	December 31, 2010
	Successor	Predeccessor
(Loss) income before income taxes	$(2,291)	$3,177
Income tax (benefit) expense	$(652)	$955
Effective income tax rate	28.5%	30.1%

The Company’s effective tax rate during the first quarter of 2012 was 28.5% compared with 30.1% for the first quarter of 2011. The tax provision for the current quarter includes a tax benefit at the Company’s expected annual effective rate of 40% less an additional $0.2 million of expense attributable primarily to an adjustment to deferred taxes on undistributed earnings of the Company’s Canadian subsidiary. The difference in the effective tax rate in 2012 as compared to 2011 results primarily from the recognition of a tax benefit in the first quarter of 2011 as a result of legislation enacted to retroactively reinstate the research and development tax credit. For the first quarter of fiscal year 2012, the Company’s effective tax rate was lower than the statutory rate of 35% primarily due to non-deductible stock compensation and taxes on foreign earnings, partially offset by the domestic manufacturing deduction.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. In most of these jurisdictions, fiscal years 2007 to 2011 remain open to examination by the various taxing authorities. The Company has income tax audits in progress in several jurisdictions in which it operates, which include the U.S for fiscal years 2008 and 2009 and Canada for fiscal years 2001 and 2002.

Of the total unrecognized tax benefit balance of $6.9 million at December 30, 2011, $5.8 million would reduce the effective tax rate if recognized as of December 30, 2011. The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $2.3 million as audits close, statutes expire and tax payments are made. As of December 30, 2011, the Company had accrued income tax related interest and penalties, net of accrued interest benefits on income tax receivables, of approximately $0.6 million. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the condensed consolidated statements of operations and comprehensive (loss) income and totaled approximately $50 thousand for the first quarter of fiscal year 2012. The Company has minimal penalties accrued in income tax expense. Any prospective adjustments to the Company’s unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to the Company’s effective tax rate. Accordingly, the Company’s effective tax rate could fluctuate materially from period to period.

12.           Segments, Geographic and Customer Information

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Quarter Ended
	December 30,	December 31,
	2011	2010
	Successor	Predecessor
Sales from external customers
VED	$67,567	$62,863
Satcom equipment	20,950	20,731
Other	4,464	5,426
	$92,981	$89,020
Intersegment product transfers
VED	$4,067	$5,807
Satcom equipment	-	36
	$4,067	$5,843
EBITDA
VED	$13,621	$13,976
Satcom equipment	1,399	2,008
Other	(2,925)	(6,273)
	$12,095	$9,711

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

	Quarter Ended
	December 30,	December 31,
	2011	2010
	Successor	Predecessor
Operating income
VED	$11,829	$12,425
Satcom equipment	1,160	1,827
Other	(8,454)	(7,364)
	$4,535	$6,888

The following table reconciles net income to EBITDA:

	Quarter Ended
	December 31,	December 31,
	2011	2010
	Successor	Predecessor
Net (loss) income	$(1,639)	$2,222
Depreciation and amortization	7,560	2,823
Interest expense, net	6,826	3,711
Income tax expense	(652)	955
EBITDA	$12,095	$9,711

13.           Supplemental Guarantors Condensed Consolidating Financial Information

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 30, 2011

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$-	$-	$25,320	$13,613	$-	$38,933
Restricted cash	-	-	2,566	91	-	2,657
Accounts receivable, net	-	-	30,948	14,354	-	45,302
Inventories	-	-	58,479	19,663	(491)	77,651
Deferred tax assets	-	-	13,848	412	-	14,260
Intercompany receivable	-	-	25,701	23,761	(49,462)	-
Prepaid and other current assets	-	20	4,899	1,181	187	6,287
Total current assets	-	20	161,761	73,075	(49,766)	185,090
Property, plant and equipment, net	-	-	64,987	16,002	-	80,989
Deferred debt issue costs, net	-	13,554	-	-	-	13,554
Intangible assets, net	-	-	167,658	89,471	-	257,129
Goodwill	-	-	92,133	86,654	-	178,787
Other long-term assets	-	-	7,088	93	-	7,181
Investment in subsidiaries	189,477	566,498	14,833	-	(770,808)	-
Total assets	$189,477	$580,072	$508,460	$265,295	$(820,574)	$722,730

Liabilities and stockholders' equity
Current portion of long-term debt	$-	$9,900	$-	$-	$-	$9,900
Accounts payable	-	(7)	11,679	11,075	-	22,747
Accrued expenses	534	6,748	17,482	5,339	(1)	30,102
Product warranty	-	-	3,755	1,831	-	5,586
Income taxes payable	-	-	139	2,565	-	2,704
Advance payments from customers	-	-	9,833	5,347	-	15,180
Intercompany payable	-	1,401	-	-	(1,401)	-
Total current liabilities	534	18,042	42,888	26,157	(1,402)	86,219
Deferred income taxes	-	-	63,883	24,360	-	88,243
Long-term debt, less current portion	-	352,950	-	-	-	352,950
Other long-term liabilities	-	-	5,538	837	-	6,375
Total liabilities	534	370,992	112,309	51,354	(1,402)	533,787
Common stock	-	-	-	-	-	-
Parent investment	-	211,100	376,332	210,157	(797,589)	-
Equity investment in subsidiary	(720)	(720)	9,356	-	(7,916)	-
Additional paid-in capital	197,785	-	-	-	-	197,785
Accumulated other comprehensive loss	-	-	-	(720)	-	(720)
(Accumulated deficit) retained earnings	(8,122)	(1,300)	10,463	4,504	(13,667)	(8,122)
Total stockholders’ equity	188,943	209,080	396,151	213,941	(819,172)	188,943
Total liabilities and stockholders' equity	$189,477	$580,072	$508,460	$265,295	$(820,574)	$722,730

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
 For the Three Months Ended December 30, 2011

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$-	$68,902	$40,492	$(16,413)	$92,981
Cost of sales	-	-	53,266	31,914	(16,570)	68,610
Gross profit	-	-	15,636	8,578	157	24,371
Operating costs and expenses:
Research and development	-	-	1,147	2,241	-	3,388
Selling and marketing	-	-	3,118	2,323	-	5,441
General and administrative	426	(12)	4,255	1,483	-	6,152
Amortization of acquisition-related intangible assets	-	-	2,619	2,236	-	4,855
Total operating costs and expenses	426	(12)	11,139	8,283	-	19,836
Operating (loss) income	(426)	12	4,497	295	157	4,535
Interest expense (income), net	-	6,829	-	(3)	-	6,826
(Loss) income before income tax expense and equity in income of subsidiaries	(426)	(6,817)	4,497	298	157	(2,291)
Income tax (benefit) expense	(172)	(2,591)	2,139	(87)	59	(652)
Equity in income of subsidiaries	(1,385)	2,841	131	-	(1,587)	-
Net (loss) income	$(1,639)	$(1,385)	$2,489	$385	$(1,489)	$(1,639)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 30, 2011

			Guarantor	Non-Guarantor	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$-	$375	$6,312	$(551)	$6,136
Cash flows from investing activities
Capital expenditures	-	-	(1,457)	(326)	(1,783)
Net cash used in investing activities	-	-	(1,457)	(326)	(1,783)
Cash flows from financing activities
Repayment of borrowings under Successor's term loan facility	-	(375)	-	-	(375)
Net cash used in financing activities	-	(375)	-	-	(375)
Net increase (decrease) in cash and cash equivalents	-	-	4,855	(877)	3,978
Cash and cash equivalents at beginning of period	-	-	20,465	14,490	34,955
Cash and cash equivalents at end of period	$-	$-	$25,320	$13,613	$38,933

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2012 and 2011 comprise the 52-week periods ending September 28, 2012 and September 30, 2011, respectively. The first quarters of both fiscal years 2012 and 2011 include 13 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

The Merger

On February 11, 2011, CPI International LLC (formerly, CPI International, Inc., “Predecessor”), then a Delaware corporation and publicly traded company, completed its merger with Catalyst Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of CPII (formerly, CPI International Acquisition, Inc.), a Delaware corporation, whereby Merger Sub merged with and into Predecessor (the “Merger”), with Predecessor continuing as the surviving corporation and a wholly owned subsidiary of CPII. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of November 24, 2010, among Predecessor, CPII and Merger Sub (the “Merger Agreement”). Immediately following the consummation of the Merger and related transactions, Predecessor was converted into a limited liability company and liquidated, and CPI International Acquisition, Inc. changed its name to CPI International, Inc. See Note 3, Business Combination, to the accompanying condensed consolidated financial statements for more information about the Merger.

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

Our orders by market for the first quarter of fiscal years 2012 and 2011 are summarized as follows (dollars in millions):

	Quarter Ended
	December 30, 2011 Successor		December 31, 2010 Predecessor		Increase (Decrease)
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$49.9	51%	$45.3	46%	$4.6	10%
Medical	12.7	13	13.6	14	(0.9)	(7)
Communications	25.3	26	30.0	30	(4.7)	(16)
Industrial	5.1	5	5.5	5	(0.4)	(7)
Scientific	4.6	5	4.7	5	(0.1)	(2)
Total	$97.6	100%	$99.1	100%	$(1.5)	(2	) %

Orders of $97.6 million for the first quarter of fiscal year 2012 were $1.5 million, or approximately 2%, lower than orders of $99.1 million for the first quarter of fiscal year 2011. Explanations for the order increase or decrease by market for the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are primarily comprised of many smaller orders of less than $3.0 million by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets increased 10% from an aggregate of $45.3 million in the first quarter of fiscal year 2011 to an aggregate of $49.9 million in the first quarter of fiscal year 2012. The increase in orders for these combined markets resulted primarily from increased demand for products to support the Aegis weapons system and the radars for certain missile systems. These increases were partially offset by the expected lack of orders to support a large, non-recurring program for counter-improvised explosive devices (“counter-IEDs”) for which we recorded $6.9 million in orders in the first quarter of fiscal year 2011.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and other applications, and for radiation therapy applications for the treatment of cancer. The 7% decrease in medical orders resulted from an expected decrease in demand for products to support MRI applications, as well as a decrease in demand for products to support radiation therapy applications due to the timing of orders for those applications. Partially offsetting these decreases, demand for products for x-ray imaging applications increased, particularly from customers participating in programs in Russia.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 16% decrease in communications orders was principally the result of a decrease in orders for military communications applications, including Increment One of the Warfighter Information Network-Tactical (“WIN-T”) program, which is winding down, as expected. We have substantially completed our involvement in Increment One of the WIN-T program, however, there may be opportunities for future participation in subsequent increments of that program. Demand for certain other military and commercial communications programs also decreased due to the timing of those programs. These decreases were partially offset by increases in orders to support direct-to-home broadcasting applications for commercial communications.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $0.4 million decrease in industrial orders was due primarily to a decrease in demand for products to support electronic testing applications, partially offset by an increase in demand for products used in cargo screening and heating/sterilization applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. However, in the first quarter of fiscal year 2012, the orders level in the scientific market was essentially unchanged in comparison to the first quarter of fiscal year 2011.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of December 30, 2011, we had an order backlog of $252.3 million compared to an order backlog of $252.4 million as of December 31, 2010. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

We believe that the Merger resulted, and will continue to result, in certain benefits, including certain cost savings and operational efficiencies through elimination of redundant public company and other general and administrative expenses. However, the Merger also increased, and will continue to increase, certain of our noncash expenses (on pretax basis), such as: (1) a $7.7 million charge, distributed over the three fiscal quarters following the date of the Merger, for the utilization of the net increase in cost basis of inventory, (2) a $15.3 million charge, distributed over the eight fiscal quarters following the date of the Merger, for the amortization of backlog, (3) a $6.1 million annual increase in depreciation and amortization expense as a result of the fair market value adjustments to all other intangibles and property, plant and equipment, and (4) an estimated $0.7 million annual increase in amortization of the new debt issue costs and discount. The Merger also increased, and will continue to increase, certain of our cash expenses (on pretax basis), such as: (1) an estimated $11.4 million annual increase in interest expense, and (2) a yearly charge estimated to be at least $1.8 million for the annual Sponsor’s advisory fee.

The accompanying condensed consolidated statements of operations and comprehensive (loss) income are presented for two periods, Predecessor and Successor (or Parent), which relate to the accounting periods preceding and succeeding the consummation of the Merger. The accompanying condensed consolidated statements of operations and comprehensive (loss) income include the results of operations for (1) the three months ended December 30, 2011of Parent (first quarter of fiscal year 2012) and (2) the three months ended December 31, 2010 of Predecessor (first quarter of fiscal year 2011). The Predecessor and Parent periods have been separated by a vertical line on the face of the condensed consolidated statements of operations and comprehensive (loss) income to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.

Three Months Ended December 30, 2011 Compared to Three Months Ended December 31, 2010

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Quarter Ended
	December 30, 2011		December 31, 2010
	Successor		Predecessor		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount
Sales	$93.0	100.0%	$89.0	100.0%	$4.0
Cost of sales	68.6	73.8	64.1	72.0	4.5
Gross profit	24.4	26.2	24.9	28.0	(0.5)
Research and development	3.4	3.7	3.1	3.5	0.3
Selling and marketing	5.4	5.8	5.2	5.8	0.2
General and administrative	6.2	6.7	6.3	7.1	(0.1)
Amortization of acquisition-related intangibles	4.9	5.3	0.7	0.8	4.2
Strategic alternative transaction expenses	-	-	2.7	3.0	(2.7)
Operating income	4.5	4.8	6.9	7.8	(2.4)
Interest expense, net	6.8	7.3	3.7	4.2	3.1
(Loss) income before income taxes	(2.3)	(2.5)	3.2	3.6	(5.5)
Income tax (benefit) expense	(0.7)	(0.8)	1.0	1.1	(1.7)
Net (loss) income	$(1.6)	(1.7)%	$2.2	2.5%	$(3.8)
Other Data:
EBITDA (a)	$12.1	13.0%	$9.7	10.9%	$2.4

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

For the reasons listed below, we believe that U.S. GAAP-based (generally accepted accounting principles-based) financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

·	EBITDA is a component of the measures used by our board of directors and management team to evaluate our operating performance;

·	EBITDA is a component of the measures used by our management team to make day-to-day operating decisions;

·
EBITDA facilitates comparisons between our operating results and those of competitors with different capital structures and, therefore, is a component of the measures used by the management to facilitate internal comparisons to competitors’ results and our industry in general; and

·	the payment of management bonuses is contingent upon, among other things, the satisfaction by us of certain targets that contain EBITDA as a component.

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

For a reconciliation of Net Income to EBITDA, see Note 12 of the accompanying unaudited condensed consolidated financial statements.

Sales: : Our sales by market for the first quarter of fiscal years 2012 and 2011 are summarized as follows (dollars in millions):

	Quarter Ended
	December 30, 2011 Successor		December 31, 2010 Predecessor		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$34.3	37%	$31.7	36%	$2.6	8%
Medical	19.3	21	17.0	19	2.3	14
Communications	32.2	35	30.6	34	1.6	5
Industrial	4.8	5	5.4	6	(0.6)	(11)
Scientific	2.4	2	4.3	5	(1.9)	(44)
Total	$93.0	100%	$89.0	100%	$4.0	4%

Sales of $93.0 million for the first quarter of fiscal year 2012 were $4.0 million, or approximately 4%, higher than sales of $89.0 million for the first quarter of fiscal year 2011. Explanations for the sales increase or decrease by market for the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets increased 8% from an aggregate of $31.7 million in the first quarter of fiscal year 2011 to an aggregate of $34.3 million in the first quarter of fiscal year 2012. This increase was due to an increase in demand for products to support certain domestic and foreign radar systems, partially offset by a decrease in sales to support an airborne electronic warfare system.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 14% increase in sales of our medical products in the first quarter of fiscal year 2012 was primarily due to an increase in sales of products to support x-ray imaging applications, particularly for customers participating in tender programs in Russia. This increase was partially offset by a decrease in sales of products to support MRI applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 5% increase in sales in the communications market was primarily due to increases in sales of products to support commercial communications applications, especially fixed satellite services and direct-to-home broadcast applications. Sales for a number of smaller military communications programs also increased. These increases were partially offset by a decrease in sales for the WIN-T military communications program, as we have substantially completed our involvement in Increment One of the WIN-T program.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.6 million decrease in sales of industrial products in the first quarter of fiscal year 2012 was primarily due to decreases in sales to support semiconductor manufacturing applications and was partially offset by increases in sales to support heating/sterilization and cargo screening applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.9 million decrease in scientific sales was primarily the result of the timing of various programs.

Gross Profit. Gross profit was $24.4 million, or 26.2% of sales, for the first quarter of fiscal year 2012 as compared to $24.9 million, or 28.0% of sales, for the first quarter of fiscal year 2011. The $0.5 million decrease in gross profit for the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011 was primarily due to the unfavorable impact from translation of Canadian costs and higher depreciation and amortization expense due to revaluation of assets in connection with the Merger, partially offset by higher shipment volume in the first quarter of fiscal year 2012.

Research and Development. Research and development expenses were $3.4 million, or 3.7% of sales, for the first quarter of fiscal year 2012, a $0.3 million increase from $3.1 million, or 3.5% of sales, for the first quarter of fiscal year 2011. The increase in research and development for the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 was primarily due to the development of vacuum electron devices and solid state devices for radar applications and the development of x-ray generators for medical applications.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Quarter Ended
	December 30,	December 31,
	2011	2010
	Successor	Predecessor
Company sponsored	$3.4	$3.1
Customer sponsored, charged to cost of sales	3.7	4.3
	$7.1	$7.4

Customer-sponsored research and development represents non-recurring development costs incurred on customer sales contracts to develop new or improved products. Prior to the first quarter of fiscal year 2012, we reported customer-sponsored research and development based on the amount charged to costs of sales upon revenue recognition rather than the amount of expenditures incurred for these activities as the development work was performed. For comparative purposes, prior period’s amount presented above has been adjusted to reflect expenditures incurred for customer-sponsored research and development activities and to conform to current period presentation.

Selling and Marketing. Selling and marketing expenses were $5.4 million, or 5.8% of sales, for the first quarter of fiscal year 2012, and $5.2 million, or 5.8% of sales, for the first quarter of fiscal year 2011. There was no significant change in selling and marketing expenses for the first fiscal quarters of 2011 and 2012.

General and Administrative. General and administrative expenses were $6.2 million, or 6.7% of sales, for the first quarter of fiscal year 2012, a $0.1 million decrease from the $6.3 million, or 7.1% of sales, for the first quarter of fiscal year 2011. The first quarter of fiscal year 2011 included a $0.5 million loss contingency expense for a customer contract termination and $0.4 million of higher stock compensation expense. The first quarter of fiscal year 2012 included advisory fees of $0.4 million incurred under the advisory agreement with Veritas Capital Fund Management, L.L.C. (see Note 9 to the accompanying condensed consolidated financial statements) and a $0.2 million expense for a risk insurance audit.

Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $4.9 million for the first quarter of fiscal year 2012 and $0.7 million for the first quarter of fiscal year 2011. The $4.2 million increase in amortization of acquisition-related intangibles for the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 was due to the revaluation of intangible assets in connection with Merger. Amortizable acquisition-related intangible assets are amortized over periods of up to 40 years.

Strategic Alternative Transaction Expenses. Merger expenses of $2.7 million for the first quarter of fiscal year 2011 comprised non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services, rendered in connection with the sale of the company during the second quarter of fiscal year 2011.

Interest Expense, Net (“Interest Expense”). Interest Expense was $6.8 million, or 7.3% of sales, for the first quarter of fiscal year 2012, a $3.1 million increase from the $3.7 million, or 4.2% of sales, for the first quarter of fiscal year 2011. The increase in interest expense for the first quarter of fiscal year 2012 was primarily due the $170 million increase in debt obligations in connection with the Merger.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $0.7 million for the first quarter of fiscal year 2012 and an income tax expense of $1.0 million for the first quarter of fiscal year 2011. The effective income tax rate for the first quarter of fiscal year 2012 was 28% and the effective income tax rate for the first quarter of fiscal year 2011 was 30%. The tax provision for the current quarter includes a tax benefit at our expected annual effective rate of 40% less an additional $0.2 million of expense attributable primarily to an adjustment to deferred taxes on undistributed earnings of our Canadian subsidiary. The difference in the effective tax rate in 2012 as compared to 2011 results primarily from the recognition of a tax benefit in the first quarter of 2011 as a result of legislation enacted to retroactively reinstate the research and development tax credit.

Net (Loss) Income. Net loss was $1.6 million, or 1.7% of sales, for the first quarter of fiscal year 2012 as compared to net income of $2.2 million, or 2.5% of sales, in the first quarter of fiscal year 2011. The $3.8 million decrease in net income in the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011 was primarily due to higher intangible amortization and interest expense in the first quarter of fiscal year 2012 due to the Merger in the second quarter of fiscal year 2011, partially offset by no strategic alternative expenses and a lower income tax provision in the first quarter of fiscal year 2012.

EBITDA. EBITDA was $12.1 million, or 13.0% of sales, for the first quarter of fiscal year 2012 as compared to $9.7 million, or 10.9% of sales, for the first quarter of fiscal year 2011. The $2.4 million increase in EBITDA in the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011 was due primarily to $2.7 million of strategic alternative expenses in the first quarter of fiscal year 2011.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	December 30,	September 30,
	2011	2011
Cash and cash equivalents	$38.9	$35.0
Working capital	$98.9	$103.0

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $2.7 million as of December 30, 2011, consisting of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of December 30, 2011, excluding approximately $4.2 million of outstanding letters of credit, our total indebtedness was $363.5 million before unamortized original issue discount of $0.7 million. We also had an additional $25.8 million available for borrowing under our new revolving credit facility. Our liquidity requirements will be significant, primarily due to debt service requirements. For the first quarter of fiscal year 2012, our interest expense exclusive of debt issue costs and discount amortization was $6.3 million, and cash interest paid was $2.1 million.

Currently, our most significant debt covenant compliance requirements are maintaining a maximum leverage ratio of 7.0:1 and a minimum cash interest ratio of 1.65:1. Our current leverage ratio is approximately 5.5:1 and our cash interest ratio is approximately 2.5:1.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Quarter Ended
	December 30,	December 31,
	2011	2010
	Successor	Predecessor
Net cash provided by operating activities	$6.2	$17.5
Net cash used in investing activities	(1.8)	(0.4)
Net cash used in financing activities	(0.4)	-
Net increase in cash and cash equivalents	$4.0	$17.1

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $6.2 million in the first quarter of fiscal year 2012 was attributable to net loss of $1.6 million, more than offset by depreciation, amortization and other non-cash charges of $7.4 million and net cash provided by working capital of $0.4 million. The working capital source of cash in the first quarter of fiscal year 2012 was primarily an increase in accrued expenses as a result of timing difference in payment of interest on our debt and in our payroll cycle, mostly offset by a decrease in accounts payable resulting from decreased purchases of materials during the holiday weeks of December 2011.

Net cash provided by operating activities of $17.5 million in the first quarter of fiscal year 2011 was attributable to net income of $2.2 million, depreciation, amortization and other non-cash charges of $2.5 million and net cash provided by working capital of $12.8 million. The primary working capital sources of cash in the first quarter of fiscal year 2011 were an increase in advance payments from customers, an increase in accrued expenses and a decrease in accounts receivable. Advanced payments from customers increased due to an increase in certain sales orders, which allow for billings at the beginning of the contract term. Accrued expense increased due to expenses incurred in connection with the pending Merger Agreement that remained unpaid as of December 31, 2010 and due to the timing of interest payments on our debt. Accounts receivable decreased due to a decline in sales for the first quarter of fiscal year 2011 as compared to the immediately preceding quarter and due to improvement in collection efficiency. The aforementioned working capital sources of cash were partially offset by an increase in inventories, a decrease in accounts payable, an increase in restricted cash and a decrease in income tax payable. The increase in inventories resulted from increased inventory purchases to support increased orders and sales levels for the remaining quarters of fiscal year 2011. Accounts payable decreased mainly due to timing of payments to trade vendors. Restricted cash increased due to cash collateral obtained for certain performance bonds. The decrease in income tax payable, net, primarily reflects lower taxable income compared to the immediately preceding quarter and tax payments made during the quarter.

Investing Activities

Investing activities for the first quarter of fiscal years 2012 and 2011 comprised $1.8 million and $0.4 million, respectively, of capital expenditures.

Financing Activities

Financing activities for the first quarter of fiscal year 2012 comprised repayment of borrowings under Successor’s term loan facility of $0.4 million.

Net cash provided by financing activities for the first quarter of fiscal year 2011 consisted of proceeds and tax benefits from employee stock purchases and exercise of Predecessor’s stock options with an aggregate total of $0.4 million, offset by the payment of fees and expenses for an amendment to Predecessor’s senior credit facilities of $0.4 million.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 30, 2011 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2012 (remaining nine months)	2013 - 2014	2015 - 2016	Thereafter
Operating leases	$5,559	$1,172	$1,667	$413	$2,307
Purchase commitments	31,586	27,946	3,640	-	-
Debt obligations	363,500	1,125	11,400	3,000	347,975
Interest on debt obligations	149,980	18,814	49,220	48,810	33,136
Uncertain tax positions, including interest	7,420	2,645	4,775	-	-
Total cash obligations	$558,045	$51,702	$70,702	$52,223	$383,418
Standby letters of credit	$4,195	$4,195

The amounts for debt obligations and interest on debt obligations in the above table assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, (2) that interest rates in effect on December 30, 2011 remain constant for future periods, and (3) a debt level based on mandatory repayments according to the contractual amortization schedule.

The debt obligations in the above table also reflect the prepayment requirement under our senior secured credit facilities, which commences with the fiscal year 2012 and is calculated based on a percentage of “excess cash flow” as defined in the credit agreement governing the credit facilities. The excess cash flow mandatory prepayment is required to be made within five business days of issuing the year-end consolidated financial statements. Based on current projections, we estimate that a prepayment of $8.4 million will be required to be made during the first quarter of fiscal year 2013. This amount, together with $1.5 million of scheduled mandatory repayment, has been classified as current in the condensed consolidated balance sheet, while the remaining balance is classified as noncurrent. As the excess cash flow mandatory prepayment estimate is based on our current financial projections, the ultimate payment may differ from current estimate.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the timing of payments and actual amounts paid may be different.

As of December 30, 2011, there were no material changes to our other contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with Securities and Exchange Commission. See also Note 8 of the accompanying unaudited condensed consolidated financial statements for details on certain of our contingencies.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the first quarter of fiscal year 2012 were $1.8 million. In fiscal year 2012, ongoing capital expenditures are expected to be approximately $6.0 to $7.0 million and to be funded by cash flows from operating activities.

Recent Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Critical Accounting Policies and Estimates

Our Critical Accounting Policies and Estimates have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended September 30, 2011.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of December 30, 2011, we had fixed rate senior notes of $215.0 million due in 2018, bearing interest at 8% per year, and a $147.8 million (net of $0.7 million unamortized original issue discount) term loan under our senior secured credit facilities due in 2017. Our variable rate debt is subject to changes in the LIBOR rate. As of December 30, 2011, the variable interest rate on the term loan under the senior secured credit facilities was 5.0%.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815. At December 30, 2011, the fair value of foreign currency forward contracts was a short-term asset of $0.1 million (prepaid and other current assets) and a short-term liability of $0.4 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. At December 30, 2011, the unrealized loss, net of tax of $0.1 million, was $0.4 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of operations. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur for the first quarter of fiscal years 2012 and 2011.

As of December 30, 2011, we had entered into Canadian dollar forward contracts for approximately $24.0 million (Canadian dollars), or approximately 62% of estimated Canadian dollar denominated expenses for January through September 2012, at an average rate of approximately 0.99 U.S. dollar to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

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

Part II:  OTHER INFORMATION

Item 1.              Legal Proceedings

    See Note 8, Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A.           Risk Factors

    For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2011 Form 10-K.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3.              Defaults Upon Senior Securities

    None.

Item 4.              (Removed and Reserved)

Item 5.              Other Information

    None.

Item 6.              Exhibits
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL HOLDING CORP.

Dated: February 9, 2012	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)