Form 10-Q
period 2012-03-30
CPI International Holding Corp.
filed 2012-05-09
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of May 9, 2012, 1,000 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

10-Q REPORT

INDEX

			Page

Part I:	FINANCIAL INFORMATION		4

	Item 1.	Unaudited Condensed Consolidated Financial Statements	4

		Condensed Consolidated Balance Sheets as of March 30, 2012 and September 30, 2011	4
		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 30, 2012 and Periods February 11 to April 1, 2011 and January 1 to February 10, 2011	5
		Condensed Consolidated Statements of Operations and Comprehensive Loss for the Six Months Ended March 30, 2012 and Periods February 11 to April 1, 2011 and October 2, 2010 to February 10, 2011	6
		Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 30, 2012 and Periods February 11 to April 1, 2011 and October 2, 2010 to February 10, 2011	7
		Notes to Unaudited Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
	Item 4.	Controls and Procedures	56

Part II:	OTHER INFORMATION		57

	Item 1.	Legal Proceedings	57
	Item 1A.	Risk Factors	57
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
	Item 3.	Defaults Upon Senior Securities	57
	Item 4.	Mine Safety Disclosures	57
	Item 5.	Other Information	57
	Item 6.	Exhibits	58

Cautionary Statements Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. In some cases, readers can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.              Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands – unaudited, except per share data)

	March 30,	September 30,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$33,401	$34,955
Restricted cash	2,465	2,370
Accounts receivable, net	47,271	45,610
Inventories	82,017	78,296
Deferred tax assets	14,146	14,414
Prepaid and other current assets	7,494	6,486
Total current assets	186,794	182,131
Property, plant, and equipment, net	81,006	81,675
Deferred debt issue costs, net	13,028	14,073
Intangible assets, net	253,391	262,232
Goodwill	178,730	178,983
Other long-term assets	5,399	5,205
Total assets	$718,348	$724,299

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$9,900	$1,500
Accounts payable	28,456	27,188
Accrued expenses	21,295	27,301
Product warranty	4,979	5,607
Income taxes payable	3,288	2,912
Advance payments from customers	14,323	14,661
Total current liabilities	82,241	79,169
Deferred income taxes	87,444	87,268
Long-term debt, less current portion	352,604	361,697
Other long-term liabilities	6,580	6,269
Total liabilities	528,869	534,403
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	-	-
Additional paid-in capital	198,059	197,564
Accumulated other comprehensive loss	(141)	(1,185)
Accumulated deficit	(8,439)	(6,483)
Total stockholders’ equity	189,479	189,896
Total liabilities and stockholders' equity	$718,348	$724,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands – unaudited)

	Fiscal Year
	2012	2011
	Three Months Ended March 30, 2012	February 11 to April 1, 2011	January 1 to February 10, 2011
	(Successor)	(Successor)	(Predecessor)
Sales	$96,457	$59,804	$35,203
Cost of sales, including $3,567 of utilization of net increase in cost basis of inventory due to purchase accounting for the period February 11 to April 1, 2011	70,349	43,996	27,305
Gross profit	26,108	15,808	7,898
Operating costs and expenses:
Research and development	3,639	2,163	1,864
Selling and marketing	5,695	2,702	3,020
General and administrative	6,021	3,125	5,537
Amortization of acquisition-related intangible assets	3,733	2,429	313
Strategic alternative transaction expenses	-	8,785	2,011
Total operating costs and expenses	19,088	19,204	12,745
Operating income (loss)	7,020	(3,396)	(4,847)
Interest expense, net	6,827	4,138	2,077
Loss on debt extinguishment, net	-	134	-
Income (loss) before income taxes	193	(7,668)	(6,924)
Income tax expense (benefit)	510	(495)	28
Net loss	(317)	(7,173)	(6,952)

Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax of $197, $132 and $111	579	225	187
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax of $0, $0 and $51	-	-	175
Total other comprehensive income, net of tax	579	225	362
Comprehensive income (loss)	$262	$(6,948)	$(6,590)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands – unaudited)

	Fiscal Year
	2012	2011
	Six Months Ended March 30, 2012	February 11 to April 1, 2011	October 2, 2010 to February 10, 2011
	(Successor)	(Successor)	(Predecessor)
Sales	$189,438	$59,804	$124,223
Cost of sales, including $3,567 of utilization of net increase in cost basis of inventory due to purchase accounting for the period February 11 to April 1, 2011	138,959	43,996	91,404
Gross profit	50,479	15,808	32,819
Operating costs and expenses:
Research and development	7,027	2,163	4,994
Selling and marketing	11,136	2,702	8,264
General and administrative	12,173	3,125	11,853
Amortization of acquisition-related intangible assets	8,588	2,429	999
Strategic alternative transaction expenses	-	8,785	4,668
Total operating costs and expenses	38,924	19,204	30,778
Operating income (loss)	11,555	(3,396)	2,041
Interest expense, net	13,653	4,138	5,788
Loss on debt extinguishment, net	-	134	-
Loss before income taxes	(2,098)	(7,668)	(3,747)
Income tax (benefit) expense	(142)	(495)	983
Net loss	(1,956)	(7,173)	(4,730)

Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax of $356, $132 and $237	1,044	225	284
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax of $0, $0 and $51	-	-	175
Total other comprehensive income, net of tax	1,044	225	459
Comprehensive loss	$(912)	$(6,948)	$(4,271)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands – unaudited)

	Fiscal Year
	2012	2011
	Six Months Ended March 30, 2012	February 11 to April 1, 2011	October 2, 2010 to February 10, 2011
	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$3,859	$(4,885)	$4,277

Cash flows from investing activities
Capital expenditures	(4,363)	(957)	(2,434)
Acquisitions	(300)	(370,490)	-
Payment of patent application fees	-	-	(6)
Net cash used in investing activities	(4,663)	(371,447)	(2,440)

Cash flows from financing activities
Equity investment, net	-	197,144	-
Proceeds from issuance of CPII's senior notes	-	208,550	-
Borrowings under CPII's term loan facility	-	143,815	-
Debt issue costs	-	(2,980)	-
Redemption and repurchase of Predecessor's senior subordinated notes and floating rate notes	-	(129,000)	-
Repayment of borrowings under Predecessor's term loan facility	-	(66,000)	-
Repayment of borrowings under CPII's term loan facility	(750)	(375)	-
Payment for Predecessor's senior credit facilities agreement amendment	-	-	(379)
Proceeds from issuance of common stock to employees	-	-	217
Proceeds from exercise of stock options	-	-	174
Excess tax benefit on stock option exercises	-	-	2,191
Net cash (used in) provided by financing activities	(750)	351,154	2,203

Net (decrease) increase in cash and cash equivalents	(1,554)	(25,178)	4,040
Cash and cash equivalents at beginning of period	34,955	46,869	42,829
Cash and cash equivalents at end of period	$33,401	$21,691	$46,869

Supplemental cash flow disclosures
Cash paid for interest	$12,680	$1,352	$6,451
Cash (received) paid for income taxes, net of refunds	$(23)	$665	$6,284

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

The accompanying unaudited condensed consolidated financial statements of Successor as of March 30, 2012 and for the three and six months ended March 30, 2012 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet as of September 30, 2011 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended March 30, 2012 are not necessarily indicative of results to be expected for the full year.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 is intended to result in convergence between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The Company adopted these standards in the beginning of its second quarter of fiscal year 2012. The adoption of these standards did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

3.	Business Combinations

The Merger mentioned in Note 1 and the Company's other business combination constitute transactions or events in which an acquirer obtains control of one or more “businesses” or a “business combination” and, accordingly, are accounted for under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” in which Parent or the Company is deemed to be the accounting acquirer. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of each transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items.

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

In connection with the Merger, Veritas Capital invested $186.0 million, and certain officers of CPII invested an aggregate amount of $11.1 million solely for the purpose of purchasing equity securities of Holding LLC in order to provide a portion of the financing required for the Merger and the transactions contemplated by the Merger Agreement. The $197.1 million total equity investment is net of $14.0 million merger and acquisition fees, including merger-related expenses that were paid upon or shortly after the Merger closing. Veritas Capital is a private equity firm that specializes in making investments in companies that provide products and services to government-related end markets and customers around the world, including those in healthcare, education, energy, defense, infrastructure, national security and aerospace.

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

The purchase price for restricted stock awards and units and stock options is net of $5.2 million cash paid for the unvested portion of the stock awards for which vesting was accelerated as of the closing date in accordance with the terms of the Merger Agreement. Cash payments made by the acquirer in a business combination to settle unvested stock awards were immediately expensed after the acquisition date in the post-combination financial statements in accordance with ASC 805.

In connection with the Merger and previous activities which ultimately resulted in consummation of the Merger, the Company incurred various expenses, recorded as “strategic alternative transaction expenses” in the statements of operations and comprehensive income (loss), consisting primarily of professional fees payable to financial and legal advisors that the Company expensed as incurred.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

The following table reflects the final allocation of the total purchase price to the fair values of assets acquired and the liabilities assumed and the resulting goodwill:

Purchase price	$370,490
Less: Estimated fair value of assets acquired:
Net current assets	(111,501)
Property, plant and equipment	(82,879)
Identifiable intangible assets	(274,980)
Other long-term assets	(7,417)
(476,777)
Add: Estimated fair value of liabilities assumed:
Deferred tax liabilities	85,563
Long-term debt	195,487
Other long-term liabilities	3,967
285,017
Goodwill	$178,730

Measurement period adjustments to fair values during the six months ended March 30, 2012 include an increase in long-term income tax receivable of approximately $2.0 million, an increase in net deferred tax liabilities of approximately $1.8 million and a decrease in short-term income tax payable of approximately $30,000. As a result of these adjustments, there is a net decrease in goodwill of approximately $0.3 million. Measurement period adjustments represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up to one year from the Merger date.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company anticipates that none of the goodwill recorded in connection with the Merger will be deductible for income tax purposes.

The fair value assigned to identifiable intangible assets acquired was determined using variations of the income approach. Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of core technology and trade names were based on the relief-from-royalty method; developed technology, backlog and in-process research and development (“IPR&D”) are valued using the excess earnings method; and leasehold interests are valued using discounted cash flows method. The royalty rates used in the relief-from-royalty method were based on both a return-on-asset method and market comparable rates. The Company believes that these identified intangible assets will have no residual value after their estimated economic useful lives. The fair value of the identifiable intangible assets and their weighted-average useful lives are as follows:

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

Definite-lived intangible assets are amortized over their estimated useful lives. Intangible assets with indefinite useful lives and goodwill are not amortized but are tested for impairment annually.

IPR&D consists of the in-process project to complete development of the next generation of the Company’s medical x-ray generators. The value assigned to IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. An acquired IPR&D asset is initially recognized at fair value and, during the development period after the acquisition date, is not amortized as a charge to earnings; instead this asset is subject to periodic impairment testing. Amortization commences upon successful completion of the development process for the acquired IPR&D project. As of March 30, 2012, the development of the next generation of the medical x-ray generators is substantially complete and is expected to begin amortization in the third quarter of fiscal year 2012.

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

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Sales	$96,457	$95,007	$189,438	$184,027
Net income	$928	$45	$1,263	$901

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

On February 13, 2012, the Company completed a business combination in which the Company acquired selected assets of a small company that repairs and rebuilds vacuum electron devices for the communications, industrial, scientific and medical markets for cash consideration of $0.4 million, of which $0.3 million was paid in the second quarter and $0.1 million was payable in the third quarter of fiscal year 2012. The Company has recorded $0.2 million of identifiable intangible assets and $0.2 million of net tangible assets, which comprised primarily inventory. The Company has included the financial results of this business combinations in its consolidated results of operations beginning on the acquisition date; however, the impact of this acquisition was not material to the Company’s consolidated results of operations, financial position or cash flows.

4.	Supplemental Financial Information

Inventories: The following table provides details of inventories:

	March 30,	September 30,
	2012	2011
Raw material and parts	$47,104	$46,480
Work in process	24,658	24,632
Finished goods	10,255	7,184
	$82,017	$78,296

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Fiscal Year
	2012	2011
	Six Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	October 2, 2010 to February 10, 2011
	Successor	Successor	Predecessor
Balance at beginning of period	$5,667	$-	$3,737
Provision for loss contracts, charged to cost of sales	2,801	52	2,154
Credit to cost of sales upon revenue recognition	(1,394)	-	(2,982)
Balance at end of period	$7,074	$52	$2,909

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	March 30,	April 1,	February 10,
	2012	2011	2011
	Successor	Successor	Predecessor
Inventories	$5,429	$52	$1,994
Accrued expenses	1,645	-	915
	$7,074	$52	$2,909

Property, Plant and Equipment, Net: The following table provides details of property, plant and equipment, net:

	March 30,	September 30,
	2012	2011
Land	$7,580	$7,580
Land improvements	2,249	2,243
Buildings	38,974	38,910
Machinery and equipment	39,836	37,246
Construction in progress	3,191	1,572
	91,830	87,551
Less: accumulated depreciation and amortization	(10,824)	(5,876)
Property, plant and equipment, net	$81,006	$81,675

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Intangible Assets: The following tables present the details of the Company’s total intangible assets:

	Weighted Average	March 30, 2012			September 30, 2011
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived assets:
Division tradenames	15	$2,900	(218)	$2,682	$2,900	(122)	$2,778
Core technology	40	94,400	(2,659)	91,741	94,400	(1,477)	92,923
Completed technology	15 - 25	88,100	(5,306)	82,794	88,100	(2,948)	85,152
Backlog	1 -2	15,300	(12,544)	2,756	15,300	(7,594)	7,706
Leasehold interest	4 - 40	35,680	(1,100)	34,580	35,680	(611)	35,069
In-process research and development	10	3,500	-	3,500	3,500	-	3,500
Non-compete agreement	5	2	-	2	-	-	-
Customer relationship	10	238	(2)	236	-	-	-
Patent application fees		-	-	-	4	-	4
Total definite-lived assets		240,120	(21,829)	218,291	239,884	(12,752)	227,132

Indefinite-lived assets:
CPI tradenames		35,100	-	35,100	35,100	-	35,100
Total indefinite-lived assets		35,100	-	35,100	35,100	-	35,100

Total intangible assets		$275,220	$(21,829)	$253,391	$274,984	$(12,752)	$262,232

The amortization of intangible assets is recorded as “amortization of acquisition-related intangible assets,” except for leasehold interest, which is included in “cost of sales” in the condensed consolidated statements of operations and comprehensive income (loss). The amortization of intangible assets amounted to $4.0 million and $9.1 million for the three and six months ended March 30, 2012, respectively. The amortization of intangible assets amounted to $2.4 million, $0.3 million and $1.1 million for the periods February 11, 2010 to April 1, 2011, January 1, 2011 to February 10, 2011 and October 2, 2010 to February 10, 2011, respectively.

As discussed in Note 3, acquired in-process research and development from the Merger is expected to be completed in the third quarter of fiscal year 2012, during which amortization begins over its expected useful life of 10 years.

The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2012 (remaining six months)	$5,883
2013	9,797
2014	8,616
2015	8,598
2016	8,530
Thereafter	176,867
$218,291
\

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Goodwill:    The following table sets forth goodwill by reportable segment:

	March 30,	September 30,
	2012	2011
VED	$128,336	$128,957
Satcom equipment	38,899	38,964
Other	11,495	11,062
	$178,730	$178,983

The $0.3 million reduction in goodwill represents measurement period adjustments related to the Merger as discussed in Note 3.

Product Warranty:    The following table summarizes the activity related to product warranty:

	Fiscal Year
	2012	2011
	Six Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	October 2, 2010 to February 10, 2011
	Successor	Successor	Predecessor
Beginning accrued warranty	$5,607	$5,490	$5,101
Actual costs of warranty claims	(2,438)	(676)	(2,020)
Assumed from Freeland acquisition (Note 3)	20	-	-
Estimates for product warranty, charged to cost of sales	1,790	620	2,409
Ending accrued warranty	$4,979	$5,434	$5,490

Accumulated Other Comprehensive Loss: The following table provides the components of accumulated other comprehensive loss in the condensed consolidated balance sheets:

	March 30,	September 30,
	2012	2011
Unrealized income (loss) on cash flow hedges, net of tax	$154	$(890)
Unrealized actuarial loss and prior service credit for pension liability, net of tax	(295)	(295)
Accumulated other comprehensive loss	$(141)	$(1,185)

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. The following tables set forth financial instruments carried at fair value within the ASC 825 hierarchy:

		Fair Value Measurements at March 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market and overnight U.S. Government securities1	$29,037	$29,037	$-	$-
Mutual funds2	204	204	-	-
Foreign exchange forward derivatives3	348	-	348	-
Total assets at fair value	$29,589	$29,241	$348	-

Liabilities:
Foreign exchange forward derivatives4	$76	$-	$76	$-
Total liabilities at fair value	$76	$-	$76	$-

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

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The fair values of the Company’s long-term debt were estimated based on Level 1 inputs using quoted market prices. The estimated fair value of the Company’s long-term debt as of March 30, 2012 and September 30, 2011was $337.6 million and $335.8 million, respectively, compared to the carrying value of $362.5 million and $363.2 million, respectively.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

6.	Long-term Debt

Long-term debt comprises the following:

	March 30,	September 30,
	2012	2011
Term loan, net of issue discount of $621 and $678	$147,504	$148,197
8% Senior notes due 2018	215,000	215,000
	362,504	363,197
Less: Current portion	9,900	1,500
Long-term portion	$352,604	$361,697

Standby letters of credit	$3,797	$4,114

Senior Secured Credit Facilities. In connection with the Merger, on February 11, 2011, CPII entered into the Senior Secured Credit Facilities consisting of (i) a $150.0 million six-year term loan facility; and (ii) a $30.0 million, five-year revolving credit facility. CPII borrowed the full amount of the term loan facility thereunder in connection with the Merger, and the revolving credit facility was undrawn at March 30, 2012 (other than for approximately $3.8 million of outstanding letters of credit). CPII has the option to increase the amount available under the Senior Secured Credit Facilities by up to an aggregate of $50.0 million on an uncommitted basis.

Borrowings under the term loan facility and the revolving credit facility bear interest, at CPII’s option, at a rate equal to a margin over either (a) a base rate or (b) a LIBOR rate. As of March 30, 2012, the variable interest rate on the term loan was 5.0%. The Senior Secured Credit Facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

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

Debt Maturities:    As of March 30, 2012, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Notes	Total
2012 (remaining six months)	$750	$-	$750
2013	9,900	-	9,900
2014	1,500	-	1,500
2015	1,500	-	1,500
2016	1,500	-	1,500
Thereafter	132,975	215,000	347,975
	$148,125	$215,000	$363,125

The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, (2) a debt level based on mandatory repayments according to the contractual amortization schedule, and (3) the prepayment of $8.4 million payable in fiscal year 2013 based on a percentage of “excess cash flow” as defined in the credit agreement governing the Senior Secured Credit Facilities. No other excess cash flow and any optional prepayments are assumed in above table.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

As of March 30, 2012, the Company was in compliance with the covenants under the agreements governing the Senior Secured Credit Facilities and the indentures governing the 8% Notes.

Deferred Debt Issuance Costs

CPII incurred a total of $15.3 million of debt issuance costs and issue discount, including those netted against the debt proceeds, associated with the Senior Credit Facilities and 8% Notes. As of March 30, 2012, the unamortized deferred debt issuance costs related to the Company’s new debt were $13.0 million, net of $2.3 million accumulated amortization. As of September 30, 2011, the unamortized deferred debt issuance costs related to the Company’s new debt were $14.1 million, net of $1.3 million accumulated amortization.

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

The Company’s Canadian dollar forward contracts in effect as of March 30, 2012 have durations of four to 14 months. These contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815, “Derivatives and Hedging.” Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. At March 30, 2012, the unrealized gain, net of tax of $52,000, was $0.2 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of operations. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of operations. No ineffective amounts were recognized due to hedge ineffectiveness in the three and six months ended March 30, 2012 and in the periods February 11 to April 1, 2011, January 1 to February 10, 2011, and October 2, 2010 to February 10, 2011.

As of March 30, 2012, the Company had entered into Canadian dollar forward contracts for approximately $22.5 million (Canadian dollars), or approximately 58% of estimated Canadian dollar denominated expenses for April through December 2012, at an average rate of approximately 0.99 U.S. dollar to one Canadian dollar.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at March 30, 2012 and September 30, 2011:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 30, 2012	September 30, 2011	Balance Sheet Location	March 30, 2012	September 30, 2011
Derivatives designated as hedging instruments
Forward contracts	Prepaid and other current assets	$348	$-	Accrued expenses	76	1,166
Total derivatives designated as hedging instruments		$348	$-		$76	$1,166

As of March 30, 2012 and September 30, 2011, all of the Company’s derivative instruments were classified as hedging instruments under ASC 815.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the periods of fiscal years 2012 and 2011 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion )
	Fiscal Year				Fiscal Year				Fiscal Year
	2012	2011			2012	2011			2012	2011
	Three Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	January 1, 2011 to February 10, 2011		Three Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	January 1, 2011 to February 10, 2011		Three Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	January 1, 2011 to February 10, 2011
	Successor	Successor	Predecessor		Successor	Successor	Predecessor		Successor	Successor	Predecessor
Interest rate contracts(a)		$-	$314	Interest expense, net		$-	$(179)	Interest expense, net(b)		$-	$(419)

Forward contracts	$577	368	(44)	Cost of sales	$(150)	-	110	General and administrative(c)	$18	42	17
				Research and development	(25)	6	20
				Selling and marketing	(12)	2	9
				General and administrative	(13)	3	12
Total	$577	$368	$270		$(200)	$11	$(28)		$18	$42	$(402)

(a) Terminated in February 2011 in anticipation of the repayment of Predecessor's term loan.
(b) The amount of loss recognized in income during the period January 1, 2011 to February 10, 2011 includes a $415 loss related to the ineffective portion of the hedging relationships as a result of early termination of the derivative.

(c) The amount of gain recognized in income during the three months ended March 30, 2012 and the periods of fiscal year 2011 presented represents $18, $42 and $17 gain, respectively, related to the amount excluded from the assessment of hedge effectiveness.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion )
	Fiscal Year				Fiscal Year				Fiscal Year
	2012	2011			2012	2011			2012	2011
	Six Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	October 2, 2010 to February 10, 2011		Six Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	October 2, 2010 to February 10, 2011		Six Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	October 2, 2010 to February 10, 2011
	Successor	Successor	Predecessor		Successor	Successor	Predecessor		Successor	Successor	Predecessor
Interest rate contracts(1)		$-	$360	Interest expense, net		$-	$(456)	Interest expense, net(2)		$-	$(424)

Forward contracts	$1,190	368	463	Cost of sales	$(119)	-	614	General and administrative(3)	$10	42	50
				Research and development	(46)	6	71
				Selling and marketing	(21)	2	31
				General and administrative	(25)	3	42
Total	$1,190	$368	$823		$(211)	$11	$302		$10	$42	$(374)

(1) Terminated in February 2011 in anticipation of the repayment of Predecessor's term loan.
(2) The amount of loss recognized in income during the period October 2, 2010 to February 10, 2011 includes a $415 loss related to the ineffective portion of the hedging relationships as a result of early termination of the derivative.

(3) The amount of gain recognized in income during the six months ended March 30, 2012 and the periods of fiscal year 2011 presented represents $10, $42 and $50 gain, respectively, related to the amount excluded from the assessment of hedge effectiveness.

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

During the fourth quarter of fiscal year 2011, the Company received a notice from a customer terminating a portion of a sales contract due to alleged nonperformance. In addition, the Company has received a letter from its partner on this contract claiming indemnification costs from the Company. The Company has reached agreement with its customer. In April 2012, the Company’s partner initiated a legal proceeding against the Company in the Commercial Court of Aix-en-Provence, France, claiming damages of approximately $3.6 million (based on an exchange rate of 1.31 U.S. dollars to one Euro). The Company intends to vigorously contest the claims made in this proceeding. The Company recorded certain costs in the fourth quarter of fiscal year 2011 as a result of the termination; however, at this time, the Company cannot estimate the range of any further possible loss or gain with respect to this matter.

In fiscal year 2011, the Company submitted a voluntary self-disclosure to the U.S. Office of Foreign Assets Control (“OFAC”) regarding assistance provided by the Swiss branch office of one of its U.S. subsidiaries with respect to sales of medical x-ray equipment by its Canadian subsidiary to distributors for resale to end-users in Iran, which is subject to U.S. trade sanctions. Since the initial voluntary self-disclosure there have been requests by OFAC for additional information which the Company has provided. In the second quarter of fiscal year 2012, the Company was notified by OFAC that it had determined a penalty was appropriate and asked the Company if it was interested in settling the matter rather than going through a more formal adjudicative process. The Company notified OFAC it would like to go through the settlement process. The timing for that is not known at this time. The Company is not able to assess the range of any potential loss with respect to this matter; however, it does not believe the potential loss will have a material adverse effect on the Company’s results of operations and cash flows.

9.	Related-Party Transactions

In connection with the Merger, on February 11, 2011 the Company entered into an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Sponsor, pursuant to which Veritas Management will provide the Company with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023, and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or the Company terminates the advisory agreement. Pursuant to such agreement, the Company pays Veritas Management an annual fee equal to the greater of $1.0 million or 3.0% of the Company’s Adjusted EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization, certain unusual or non-recurring items and certain non-cash items), a portion of which is payable in advance annually beginning on the date of the Merger, and the Company reimburses certain out-of-pocket expenses of Veritas Management. The Veritas Management advisory fee is recorded in “general and administrative” expenses in the condensed consolidated statement of operations and comprehensive income (loss). For the three and six months ended March 30, 2012, the Company incurred Veritas Management advisory fee of $0.4 million and $0.8 million, respectively. For the period February 11 to April 1, 2011, the Company incurred Veritas Management advisory fee of $0.3 million. Prepaid Veritas Management advisory fee was $0.2 million and zero as of March 30, 2012 and September 30, 2011, respectively.

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

On April 27, 2011 and December 12, 2011, certain members of management and independent directors of the Company were granted Class B membership interests in Holding LLC. At March 30, 2012, the aggregate individual grants of Class B membership interests represented approximately 5.5% of the profit interests in Holding LLC. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including Sponsor, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The Class B membership interests are subject to a five-year vesting schedule, except vesting will be accelerated in the event of a change of control. The unvested portion of Class B membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Holding LLC. Class B membership interests are granted with no exercise price and no expiration date. Grants of Class B membership interests are limited in the aggregate to 7.5% of the net profits interests in Holding LLC.

A summary of activity for grants and the outstanding balance of Class B membership interests in Holding LLC follow:

	Class B Membership Interests
	Available for Grant	Outstanding	Fair Value at Date of Grant
Balance, September 30, 2011	2.2%	5.3%	$4,874
Granted	(0.2)	0.2	183
Balance, March 30, 2012	2.0%	5.5%	$5,057

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

In accordance with FASB ASC 718, “Compensation—Stock Compensation,” the Company records equity-based compensation expense based on the grant-date fair value on a straight-line basis over the vesting period of the awards. The following table summarizes equity-based compensation expense for the periods presented, which was allocated as follows:

	Three Months Ended March 30, 2012	Six Months Ended March 30, 2012
Equity-based compensation cost recognized in the statement of operations by caption:
Cost of sales	$95	$137
Research and development	12	24
Selling and marketing	32	64
General and administrative	135	270
	$274	$495

Equity-based compensation cost capitalized in inventory	$95	$137
Equity-based compensation cost remaining in inventory at end of period	$46	$46

The unamortized amount of equity-based compensation was $4.2 million at March 30, 2012, and is scheduled to be charged to expense as follows:

Fiscal Year	Amount
2012 (remaining six months)	$505
2013	1,008
2014	1,025
2015	1,006
2016	636
Thereafter	8
$4,188

11.	Income Taxes

The condensed consolidated statements of operations and comprehensive income (loss) reflect the following income tax expense (benefit):

	Fiscal Year
	2012	2011		2012	2011
	Three Months Ended March 30, 2012	February 11 to April 1, 2011	January 1 to February 10, 2011	Six Months Ended March 30, 2012	February 11 to April 1, 2011	October 2, 2010 to February 10, 2011
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Income (loss) before income taxes	$193	$(7,668)	$(6,924)	$(2,098)	$(7,668)	$(3,747)
Income tax expense (benefit)	$510	$(495)	$28	$(142)	$(495)	$983
Effective income tax rate	264.2%	6.5%	(0.4)%	6.8%	6.5%	(26.2)%

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

The Company’s 264.2% effective tax rate for the three months ended March 30, 2012 differs from the federal statutory rate of 35% primarily due to discrete tax charges for a tax return true-up and interest on tax contingencies, and a change in the estimated U.S. domestic manufacturing deduction tax benefit. The 6.5% effective tax rate for the period February 11, 2011 to April 1, 2011 differs from the federal statutory rate primarily due to non-deductible Merger expenses, and U.S. inclusion of foreign income and foreign tax rate differences. The negative 0.4% effective tax rate for the period January 1, 2011 to February 10, 2011 included non-deductible Merger expenses, and U.S. inclusion of foreign income and foreign tax rate differences.

The Company’s 6.8% effective tax rate for the six months ended March 30, 2012 differs from the federal statutory rate of 35% primarily due to discrete tax charges for an adjustment to deferred taxes on undistributed earnings of the Company’s Canadian subsidiary, a tax return true-up and interest on tax contingencies. The negative 26.2% effective tax rate for the period October 2, 2010 to February 10, 2011 differs from the federal statutory rate primarily due to non-deductible Merger expenses, and U.S. inclusion of foreign income and foreign tax rate differences.

The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2007. The Company’s Canadian subsidiary is no longer subject to examination by the taxing authorities for fiscal years prior to 2003. The Company has income tax audits in progress in several jurisdictions in which it operates, including an IRS audit for fiscal years 2008 and 2009. During the three months ended March 30, 2012, the Company settled with Canada Revenue Agency (“CRA”) for fiscal years 2001 and 2002. The result of the Canada tax settlement was a refund of $2.4 million, that was recorded as a $1.8 million reduction to long-term assets, a $0.5 million increase in the balance of uncertain tax benefits and a tax benefit of $0.1 million.

Of the total unrecognized tax benefit balance of $6.8 million at March 30, 2012, $5.7 million would reduce the effective tax rate if recognized as of March 30, 2012. The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $2.1 million as audits close, statutes expire and tax payments are made. As of March 30, 2012, the Company had accrued income tax related interest and penalties, net of accrued interest benefits on income tax receivables, of approximately $0.6 million. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the condensed consolidated statements of operations and comprehensive income (loss) and totaled approximately $0.1 million for the six months ending March 30, 2012. The Company has minimal penalties accrued in income tax expense. Any prospective adjustments to the Company’s unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to the Company’s effective tax rate. Accordingly, the Company’s effective tax rate could fluctuate materially from period to period.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Fiscal Year
	2012	2011		2012	2011
	Three Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	January 1, 2011 to February 10, 2011	Six Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	October 2, 2010 to February 10, 2011
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Sales from external customers
VED	$73,552	$41,253	$26,311	$141,119	$41,253	$89,174
Satcom equipment	16,520	14,697	6,738	37,470	14,697	27,469
Other	6,385	3,854	2,154	10,849	3,854	7,580
	$96,457	$59,804	$35,203	$189,438	$59,804	$124,223
Intersegment product transfers
VED	$4,983	$5,360	$2,238	$9,050	$5,360	$8,045
Satcom equipment	6	45	193	6	45	229
	$4,989	$5,405	$2,431	$9,056	$5,405	$8,274
Capital expenditures
VED	$2,017	$660	$1,245	$3,156	$660	$1,484
Satcom equipment	229	279	681	541	279	694
Other	334	18	61	666	18	256
	$2,580	$957	$1,987	$4,363	$957	$2,434
EBITDA
VED	$15,580	$12,579	$4,737	$29,201	$12,579	$18,713
Satcom equipment	(8)	1,947	(517)	1,391	1,947	1,491
Other	(2,068)	(14,385)	(7,773)	(4,993)	(14,385)	(14,046)
	$13,504	$141	$(3,553)	$25,599	$141	$6,158

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

•
the Company’s Senior Credit Facilities contain a covenant that requires the Company to maintain a total leverage ratio that contains EBITDA as a component, and the Company’s management team uses EBITDA to monitor compliance with this covenant;

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

	Fiscal Year
	2012	2011		2012	2011
	Three Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	January 1, 2011 to February 10, 2011	Six Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	October 2, 2010 to February 10, 2011
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Operating income
VED	$13,766	$11,749	$4,038	$25,595	$11,749	$16,463
Satcom equipment	(253)	1,858	(607)	907	1,858	1,210
Other	(6,493)	(17,003)	(8,278)	(14,947)	(17,003)	(15,632)
	$7,020	$(3,396)	$(4,847)	$11,555	$(3,396)	$2,041

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

The following table reconciles net income to EBITDA:

	Fiscal Year
	2012	2011		2012	2011
	Three Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	January 1, 2011 to February 10, 2011	Six Months Ended March 30, 2012	February 11, 2011 to April 1, 2011	October 2, 2010 to February 10, 2011
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Net loss	$(317)	$(7,173)	$(6,952)	$(1,956)	$(7,173)	$(4,730)
Depreciation and amortization	6,484	3,671	1,294	14,044	3,671	4,117
Interest expense, net	6,827	4,138	2,077	13,653	4,138	5,788
Income tax expense (benefit)	510	(495)	28	(142)	(495)	983
EBITDA	$13,504	$141	$(3,553)	$25,599	$141	$6,158

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 30, 2012

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$-	$-	$18,798	$14,603	$-	$33,401
Restricted cash	-	-	2,376	89	-	2,465
Accounts receivable, net	-	-	32,030	15,241	-	47,271
Inventories	-	-	58,104	24,544	(631)	82,017
Deferred tax assets	-	-	13,879	267	-	14,146
Intercompany receivable	-	-	39,599	18,896	(58,495)	-
Prepaid and other current assets	192	100	5,562	1,400	240	7,494
Total current assets	192	100	170,348	75,040	(58,886)	186,794
Property, plant and equipment, net	-	-	65,184	15,822	-	81,006
Deferred debt issue costs, net	-	13,028	-	-	-	13,028
Intangible assets, net	-	-	165,481	87,910	-	253,391
Goodwill	-	-	92,106	86,624	-	178,730
Other long-term assets	-	-	5,306	93	-	5,399
Investment in subsidiaries	189,287	562,800	15,665	-	(767,752)	-
Total assets	$189,479	$575,928	$514,090	$265,489	$(826,638)	$718,348

Liabilities and stockholders' equity
Current portion of long-term debt	$-	$9,900	$-	$-	$-	$9,900
Accounts payable	-	-	16,588	11,868	-	28,456
Accrued expenses	-	2,406	14,136	4,754	(1)	21,295
Product warranty	-	-	3,199	1,780	-	4,979
Income taxes payable	-	-	119	3,169	-	3,288
Advance payments from customers	-	-	9,119	5,204	-	14,323
Intercompany payable	-	1,401	-	-	(1,401)	-
Total current liabilities	-	13,707	43,161	26,775	(1,402)	82,241
Deferred income taxes	-	-	63,474	23,970	-	87,444
Long-term debt, less current portion	-	352,604	-	-	-	352,604
Other long-term liabilities	-	-	5,736	844	-	6,580
Total liabilities	-	366,311	112,371	51,589	(1,402)	528,869
Common stock	-	-	-	-	-	-
Parent investment	-	211,100	376,559	210,204	(797,863)	-
Equity investment in subsidiary	(141)	(141)	9,356	-	(9,074)	-
Additional paid-in capital	198,059	-	-	-	-	198,059
Accumulated other comprehensive loss	-	-	-	(141)	-	(141)
(Accumulated deficit) retained earnings	(8,439)	(1,342)	15,804	3,837	(18,299)	(8,439)
Total stockholders’ equity	189,479	209,617	401,719	213,900	(825,236)	189,479
Total liabilities and stockholders' equity	$189,479	$575,928	$514,090	$265,489	$(826,638)	$718,348

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 For the Three Months Ended March 30, 2012

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$-	$74,251	$36,792	$(14,586)	$96,457
Cost of sales	-	-	55,884	28,911	(14,446)	70,349
Gross profit	-	-	18,367	7,881	(140)	26,108
Operating costs and expenses:
Research and development	-	-	1,145	2,494	-	3,639
Selling and marketing	-	-	3,286	2,409	-	5,695
General and administrative	428	70	3,776	1,747	-	6,021
Amortization of acquisition-related intangible assets	-	-	2,172	1,561	-	3,733
Total operating costs and expenses	428	70	10,379	8,211	-	19,088
Operating (loss) income	(428)	(70)	7,988	(330)	(140)	7,020
Interest expense (income), net	-	6,830	2	(5)	-	6,827
(Loss) income before income tax expense and equity in income of subsidiaries	(428)	(6,900)	7,986	(325)	(140)	193
Income tax (benefit) expense	(153)	(2,596)	2,970	342	(53)	510
Equity in income of subsidiaries	(42)	4,262	325	-	(4,545)	-
Net (loss) income	(317)	(42)	5,341	(667)	(4,632)	(317)

Equity in other comprehensive income of subsidiaries, net of tax	579	579	-	-	(1,158)	-
Other comprehensive income, net of tax	-	-	-	579	-	579
Comprehensive income (loss)	$262	$537	$5,341	$(88)	$(5,790)	$262

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 For the period from February 11, 2011 to April 1, 2011

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$-	$45,369	$26,442	$(12,007)	$59,804
Cost of sales	-	-	34,166	20,943	(11,113)	43,996
Gross profit	-	-	11,203	5,499	(894)	15,808
Operating costs and expenses:
Research and development	-	-	615	1,548	-	2,163
Selling and marketing	-	-	1,475	1,227	-	2,702
General and administrative	303	(13)	1,931	904	-	3,125
Amortization of acquisition-related intangible assets	-	-	1,310	1,119	-	2,429
Strategic alternative transaction expenses	8,785	-	-	-	-	8,785
Total operating costs and expenses	9,088	(13)	5,331	4,798	-	19,204
Operating (loss) income	(9,088)	13	5,872	701	(894)	(3,396)
Interest expense, net	-	3,814	322	2	-	4,138
Loss (gain) on debt extinguishment, net	-	253	(119)	-	-	134
(Loss) income before income tax expense and equity in income of subsidiaries	(9,088)	(4,054)	5,669	699	(894)	(7,668)
Income tax (benefit) expense	(4,973)	(1,338)	6,173	(17)	(340)	(495)
Equity in income of subsidiaries	(3,058)	(342)	231	-	3,169	-
Net (loss) income	(7,173)	(3,058)	(273)	716	2,615	(7,173)

Equity in other comprehensive income of subsidiaries, net of tax	225	225	-	-	(450)	-
Other comprehensive income, net of tax	-	-	-	225	-	225
Comprehensive (loss) income	$(6,948)	$(2,833)	$(273)	$941	$2,165	$(6,948)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE  INCOME (LOSS)
 For the Six Months Ended March 30, 2012

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$-	$-	$143,153	$77,284	$(30,999)	$189,438
Cost of sales	-	-	109,150	60,825	(31,016)	138,959
Gross profit	-	-	34,003	16,459	17	50,479
Operating costs and expenses:
Research and development	-	-	2,292	4,735	-	7,027
Selling and marketing	-	-	6,404	4,732	-	11,136
General and administrative	854	58	8,031	3,230	-	12,173
Amortization of acquisition-related intangible assets	-	-	4,791	3,797	-	8,588
Total operating costs and expenses	854	58	21,518	16,494	-	38,924
Operating (loss) income	(854)	(58)	12,485	(35)	17	11,555
Interest expense (income), net	-	13,659	2	(8)	-	13,653
(Loss) income before income tax expense and equity in income of subsidiaries	(854)	(13,717)	12,483	(27)	17	(2,098)
Income tax (benefit) expense	(325)	(5,187)	5,109	255	6	(142)
Equity in income of subsidiaries	(1,427)	7,103	456	-	(6,132)	-
Net (loss) income	(1,956)	(1,427)	7,830	(282)	(6,121)	(1,956)

Equity in other comprehensive income of subsidiaries, net of tax	1,044	1,044	-	-	(2,088)	-
Other comprehensive income, net of tax	-	-	-	1,044	-	1,044
Comprehensive (loss) income	$(912)	$(383)	$7,830	$762	$(8,209)	$(912)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 30, 2012

			Guarantor	Non-Guarantor	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Total
Cash flows from operating activities
Net cash provided by operating activities	$-	$750	$2,441	$668	$3,859
Cash flows from investing activities
Capital expenditures	-	-	(3,808)	(555)	(4,363)
Acquisition	-	-	(300)	-	(300)
Net cash used in investing activities	-	-	(4,108)	(555)	(4,663)
Cash flows from financing activities
Repayment of borrowings under Successor's term loan facility	-	(750)	-	-	(750)
Net cash used in financing activities	-	(750)	-	-	(750)
Net (decrease) increase in cash and cash equivalents	-	-	(1,667)	113	(1,554)
Cash and cash equivalents at beginning of period	-	-	20,465	14,490	34,955
Cash and cash equivalents at end of period	$-	$-	$18,798	$14,603	$33,401

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the period from February 11, 2011 to April 1, 2011

			Guarantor	Non-Guarantor	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$-	$(1)	$(6,361)	$1,477	$(4,885)
Cash flows from investing activities
Capital expenditures	-	-	(635)	(322)	(957)
Acquisition of predecessor entity	-	(370,490)	-	-	(370,490)
Net cash used in investing activities	-	(370,490)	(635)	(322)	(371,447)
Cash flows from financing activities
Equity investment, net	197,144	-	-	-	197,144
Proceeds from issuance of Successor's senior subordinated notes	-	208,550	-	-	208,550
Borrowings under Successor's term loan facility	-	143,815	-	-	143,815
Debt issue costs	-	(2,980)	-	-	(2,980)
Redemption and repurchase of Predecessor's senior subordinated notes and floating rate notes	-	(12,000)	(117,000)	-	(129,000)
Repayment of borrowings under Predecessor's term loan facility	-	-	(66,000)	-	(66,000)
Repayment of borrowings under Successor's term loan facility	-	(375)	-	-	(375)
Intercompany financing activity	(197,144)	33,427	163,717	-	-
Net cash provided by (used in) financing activities	-	370,437	(19,283)	-	351,154
Net (decrease) increase in cash and cash equivalents	-	(54)	(26,279)	1,155	(25,178)
Cash and cash equivalents at beginning of period	-	54	44,790	2,025	46,869
Cash and cash equivalents at end of period	$-	$-	$18,511	$3,180	$21,691

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2012 and 2011 comprise the 52-week periods ending September 28, 2012 and September 30, 2011, respectively. The three month periods ended March 30, 2012 and April 1, 2011 each include 13 weeks. The six month periods ended March 30, 2012 and April 1, 2011 each include 26 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

See Note 3, Business Combinations, to the accompanying condensed consolidated financial statements for more information about the Merger.

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

Our orders by market for the six months ended March 30, 2012 and April 1, 2011 are summarized as follows (dollars in millions):

	Six Months Ended
	March 30, 2012		April 1, 2011		(Decrease) Increase
		% of		% of
	Amount	Orders	Amount	Orders	Amount	Percent
Radar and Electronic Warfare	$79.6	41%	$88.9	43%	$(9.3)	(10	) %
Medical	39.3	20	38.9	19	0.4	1
Communications	60.6	31	62.4	30	(1.8)	(3)
Industrial	11.1	5	11.7	5	(0.6)	(5)
Scientific	5.3	3	5.9	3	(0.6)	(10)
Total	$195.9	100%	$207.8	100%	$(11.9)	(6	) %

Orders of $195.9 million for the six months ended March 30, 2012 were $11.9 million, or approximately 6%, lower than orders of $207.8 million for the six months ended April 1, 2011. Explanations for the order increase or decrease by market for the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are primarily comprised of many smaller orders of less than $3.0 million by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets decreased approximately 10% from an aggregate of $88.9 million in the first six months of fiscal year 2011 to an aggregate of $79.6 million in the first six months of fiscal year 2012. The decrease in orders for these combined markets resulted primarily from the expected absence of a large, non-recurring program for counter-improvised explosive devices (“counter-IEDs”) that was completed in fiscal year 2011. We recorded approximately $18 million in orders for this program in the first six months of fiscal year 2011, as compared to no orders for this program in the current fiscal year. Partially offsetting this decrease, demand for products to support the Aegis weapons system and the radars for certain missile systems increased during the first six months of fiscal year 2012.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and other applications, and for radiation therapy applications for the treatment of cancer. The 1% increase in medical orders resulted primarily from an increase in demand for products to support x-ray imaging applications, particularly from customers participating in x-ray imaging programs in Russia. Partially offsetting these increases, demand for products to support MRI applications decreased, largely due to the typically irregular timing and size of orders to support those applications.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 3% decrease in communications orders was primarily due to decreases in orders to support commercial communications. These decreases were partially offset by an increase in orders for various military communications applications.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $0.6 million decrease in industrial orders was primarily due to delays in the timing of several industrial testing programs and was partially offset by an increase in demand for products to support cargo screening applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.6 million decrease in scientific orders was primarily the result of a decrease in orders to support various fusion and accelerator applications.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of March 30, 2012, we had an order backlog of $254.5 million compared to an order backlog of $266.4 million as of April 1, 2011. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government end-use orders. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

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

The following results of operations presents Successor financial results compared to prior periods which include the combined results of both the Successor and Predecessor and which relate to the accounting periods succeeding and preceding the consummation of the Merger. The Successor and Predecessor periods have been separated by a vertical line on the face of the condensed consolidated statements of operations and comprehensive income (loss) to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. We prepared our discussion of the results of operations as follows:

•
by comparing the Successor results for the three months ended March 30, 2012 with the combined results of Successor for the period February 11, 2011 to April 1, 2011 and of the Predecessor for the period January 1, 2011 to February 10, 2011, and

•
by comparing the Successor results for the six months ended March 30, 2012 with the combined results of Successor for the period February 11, 2011 to April 1, 2011 and of the Predecessor for the period October 2, 2010 to February 10, 2011.

The Successor and Predecessor periods have been prepared under two different historical-cost bases of accounting. This combination of Successor and Predecessor results of operations does not comply with generally accepted accounting principles (“GAAP”) in the United States or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results.

Three Months Ended March 30, 2012, and Periods February 11, 2011 to April 1, 2011 and January 1, 2011 to February 10, 2011 and Three Months Ended April 1, 2011

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Fiscal Year
	2012			2011
				February 11, 2011			January 1, 2011
	Three Months Ended			to			to			Three Months Ended
	March 30, 2012			April 1, 2011			February 10, 2011			April 1, 2011			Increase
	(Successor)			(Successor)			(Predecessor)			(Combined)			(Decrease)
		% of			% of			% of			% of
	Amount	Sales		Amount	Sales		Amount	Sales		Amount	Sales		Amount
Sales	$96.5	100.0%		$59.8	100.0%		$35.2	100.0%		$95.0	100.0%		$1.5
Cost of sales (a)	70.3	72.8		44.0	73.6		27.3	77.6		71.3	75.1		(1.0)
Gross profit	26.1	27.0		15.8	26.4		7.9	22.4		23.7	24.9		2.4
Research and development	3.6	3.7		2.2	3.7		1.9	5.4		4.0	4.2		(0.4)
Selling and marketing	5.7	5.9		2.7	4.5		3.0	8.5		5.7	6.0		-
General and administrative	6.0	6.2		3.1	5.2		5.5	15.6		8.7	9.2		(2.7)
Amortization of acquisition-related intangibles	3.7	3.8		2.4	4.0		0.3	0.9		2.7	2.8		1.0
Strategic alternative transaction expenses	-	-		8.8	14.7		2.0	5.7		10.8	11.4		(10.8)
Operating income (loss)	7.0	7.3		(3.4)	(5.7)		(4.8)	(13.6)		(8.2)	(8.6)		15.2
Interest expense, net	6.8	7.0		4.1	6.9		2.1	6.0		6.2	6.5		0.6
Loss on debt extinguishment, net	-	-		0.1	0.2		-	-		0.1	0.1		(0.1)
Income (loss) before taxes	0.2	0.2		(7.7)	(12.9)		(6.9)	(19.6)		(14.6)	(15.4)		14.8
Income tax expense (benefit)	0.5	0.5		(0.5)	(0.8)		-	-		(0.5)	(0.5)		1.0
Net loss	$(0.3)	$(0.3	) %	$(7.2)	(12.0	) %	$(7.0)	(19.9	) %	$(14.1)	(14.8	) %	$13.8
Other Data:
EBITDA (b)	$13.5	14.0%		$0.1	0.2%		$(3.6)	(10.2	) %	$(3.4)	(3.6	) %	$16.9

Note: Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for the period February 11, 2011 to April 1, 2011 and the three months ended April 1, 2011 includes $3.6 of utilization of the net increase in cost basis of inventory that resulted from purchase accounting in connection with the Merger.

(b)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that U.S. GAAP based financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

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

Three Months Ended March 30, 2012 Compared to Three Months Ended April 1, 2011

Sales: Our sales by market for the three months ended March 30, 2012 and April 1, 2011 are summarized as follows (dollars in millions):

	Three Months Ended
	March 30, 2012		April 1, 2011		(Decrease) Increase
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$35.2	36%	$35.7	38%	$(0.5)	(1	) %
Medical	20.0	21	16.4	17	3.6	22
Communications	30.2	31	34.9	37	(4.7)	(13)
Industrial	6.7	7	6.0	6	0.7	12
Scientific	4.4	5	2.0	2	2.4	120
Total	$96.5	100%	$95.0	100%	$1.5	2%

Sales of $96.5 million for the three months ended March 30, 2012 were $1.5 million, or approximately 2%, higher than sales of $95.0 million for the three months ended April 1, 2011. Explanations for the sales increase or decrease by market for the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets was essentially unchanged, totaling $35.7 million in the three months ended April 1, 2011 as compared to $35.2 million in the three months ended March 30, 2012.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 22% increase in sales of our medical products was primarily due to an increase in sales of products to support x-ray imaging applications, particularly for customers participating in x-ray imaging programs in Russia, as well as an increase in products to support radiation therapy applications. These increases were partially offset by a decrease in sales of products to support MRI applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 13% decrease in sales in the communications market was primarily due to a decrease in sales, as expected, for the Warfighter Information Network – Tactical (WIN-T) military communications program, as we have substantially completed our involvement in Increment One of the WIN-T program.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.7 million increase in sales of industrial products in the most recent period was primarily due to increased sales to support cargo screening applications.

~~•~~
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $2.4 million increase in scientific sales was primarily the result of increased sales of products for accelerator and plasma research applications.

Gross Profit. Gross profit was $26.1 million, or 27.0% of sales, for the three months ended March 30, 2012 as compared to $23.7 million, or 24.9% of sales, for the three months ended April 1, 2011. The $2.4 million increase in gross profit in the three months ended March 30, 2012 as compared to the three months ended April 1, 2011 was primarily due to the $3.6 million of utilization of the net increase in cost basis of the inventory due to purchase accounting in connection with Merger in the three months ended April 1, 2011 and favorable shipment volume in fiscal year 2012, partially offset by lower gross profit on several new programs in fiscal year 2012.

Research and Development. Research and development expenses were $3.6 million, or 3.7% of sales, for the three months ended March 30, 2012, and $4.0 million, or 4.2% of sales, for the three months ended April 1, 2011. The $0.4 million decrease in research and development for the three months ended March 30, 2012 is primarily due to $0.2 million of Predecessor stock compensation expense from accelerated vesting of stock options in connection with the Merger for the three months ended April 1, 2011.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	March 30,	April 1,
	2012	2011
Company sponsored	$3.6	$4.0
Customer sponsored, charged to cost of sales	3.7	5.2
	$7.3	$9.2

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

Selling and Marketing. Selling and marketing expenses were $5.7 million, or 5.9% of sales, for the three months ended March 30, 2012, and $5.7 million, or 6.0% of sales, for the three months ended April 1, 2011. Higher sales commission expense for the three months ended March 30, 2012 was offset by lower stock compensation expense of $0.4 million from the accelerated vesting of stock options in connection with the Merger for the three months ended April 1, 2011.

General and Administrative. General and administrative expenses were $6.0 million, or 6.2% of sales, for the three months ended March 30, 2012, a $2.7 million decrease from the $8.7 million, or 9.2% of sales, for the three months ended April 1, 2011. The decrease in general and administrative expenses in the three months ended March 30, 2012 was primarily due to lower stock compensation expense of $2.4 million from the accelerated vesting of stock options in connection with the Merger for the three months ended April 1, 2011.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. The $1.0 million increase in amortization of acquisition-related intangibles for the three months ended March 30, 2012 compared to the three months ended April 1, 2011 was due to the revaluation of intangible assets in connection with Merger.

Strategic Alternative Transaction Expenses. Merger expenses of $10.8 million for the three months ended April 1, 2011 comprised stock compensation expense and non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services, rendered in connection with the sale of Predecessor. Stock compensation expense of $5.2 million represents the amount of cash payments for the unvested portion of the stock awards for which vesting was accelerated as of the closing date of the Merger in accordance with the terms of the Merger Agreement.

Interest Expense, Net (“Interest Expense”). Interest Expense was $6.8 million, or 7.0% of sales, for the three months ended March 30, 2012, a $0.6 million increase from the $6.2 million, or 6.5% of sales, for the three months ended April 1, 2011. The increase in interest expense for the three months ended March 30, 2012 was primarily due to the $170 million increase in debt obligations in connection with the Merger.

Loss on Debt Extinguishment, Net (“Loss on Debt Extinguishment”). The Loss on Debt Extinguishment of $0.1 million in the three months ended April 1, 2011 resulted from the retirement of debt obligations in connection with the Merger. The Loss on Debt Extinguishment comprises bond tender fees and other related expenses, net of $0.5 million gain from debt repayment at less than fair value.

Income Tax Expense (Benefit). We recorded income tax expense of $0.5 million for the three months ended March 30, 2012 and an income tax benefit of $0.5 million for the three months ended April 1, 2011. The 264% income tax rate for the three months ended March 30, 2012 includes several discrete tax charges, including a tax return true-up and interest on tax contingencies, and lower estimated U.S. domestic manufacturing deductions which on a combined basis increased the income tax rate by approximately 240%. The 3% tax rate benefit for the three months ended April 1, 2011 was reduced by non-deductible Merger expenses and U.S. inclusion of foreign income and foreign tax rate differences which on a combined basis decreased the tax rate benefit by approximately 34%.

Net Loss. Net loss was $0.3 million, or negative 0.3% of sales, in the three months ended March 30, 2012 as compared to net loss of $14.1 million, or negative 14.8% of sales, in the three months ended April 1, 2011. The $13.8 million decrease in net loss in the three months ended March 30, 2012 as compared to the three months ended April 1, 2011 was primarily due to Merger-related expenses in the three months ended April 1, 2011, including strategic alternative transaction expenses, utilization of the net increase in cost basis of inventory, and accelerated stock compensation expense, partially offset by lower gross profit on several new programs in fiscal year 2012.

EBITDA. EBITDA was $13.5 million, or 14.0% of sales, for the three months ended March 30, 2012 as compared to negative EBITDA of $3.4 million, or 3.6% of sales, for the three months ended April 1, 2011. The $16.9 million increase in EBITDA in the three months ended March 30, 2012 as compared to the three months ended April 1, 2011 was primarily due to Merger-related expenses in the three months ended April 1, 2011, including strategic alternative transaction expenses, utilization of the net increase in cost basis of inventory, and accelerated stock compensation expense, partially offset by lower gross profit on several new programs in fiscal year 2012.

Six Months Ended March 30, 2012, Periods February 11, 2011 to April 1, 2011 and October 2, 2010 to February 10, 2011 and Six Months Ended April 1, 2011

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Fiscal Year
	2012			2011
				February 11, 2011			October 2, 2010
	Six Months Ended			to			to			Six Months Ended
	March 30, 2012			April 1, 2011			February 10, 2011			April 1, 2011			Increase
	(Successor)			(Successor)			(Predecessor)			(Combined)			(Decrease)
		% of			% of			% of			% of
	Amount	Sales		Amount	Sales		Amount	Sales		Amount	Sales		Amount
Sales	$189.4	100.0%		$59.8	100.0%		$124.2	100.0%		$184.0	100.0%		$5.4
Cost of sales (a)	139.0	73.4		44.0	73.6		91.4	73.6		135.4	73.6		3.6
Gross profit	50.5	26.7		15.8	26.4		32.8	26.4		48.6	26.4		1.9
Research and development	7.0	3.7		2.2	3.7		5.0	4.0		7.2	3.9		(0.2)
Selling and marketing	11.1	5.9		2.7	4.5		8.3	6.7		11.0	6.0		0.1
General and administrative	12.2	6.4		3.1	5.2		11.9	9.6		15.0	8.2		(2.8)
Amortization of acquisition-related intangibles	8.6	4.5		2.4	4.0		1.0	0.8		3.4	1.8		5.2
Strategic alternative transaction expenses	-	-		8.8	14.7		4.7	3.8		13.5	7.3		(13.5)
Operating income (loss)	11.6	6.1		(3.4)	(5.7)		2.0	1.6		(1.4)	(0.8)		13.0
Interest expense, net	13.7	7.2		4.1	6.9		5.8	4.7		9.9	5.4		3.8
Loss on debt extinguishment, net	-	-		0.1	0.2		-	0.0		0.1	0.1		(0.1)
Loss before taxes	(2.1)	(1.1)		(7.7)	(12.9)		(3.7)	(3.0)		(11.4)	(6.2)		9.3
Income tax (benefit) expense	(0.1)	(0.1)		(0.5)	(0.8)		1.0	0.8		0.5	0.3		(0.6)
Net loss	$(2.0)	$(1.1	) %	$(7.2)	(12.0	) %	$(4.7)	(3.8	) %	$(11.9)	(6.5	) %	$9.9
Other Data:
EBITDA (b)	$25.6	13.5%		$0.1	0.2%		$6.2	5.0%		$6.3	3.4%		$19.3

Note: Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for the period February 11, 2011 to April 1, 2011and the six months ended April 1, 2011 includes $3.6 of utilization of the net increase in cost basis of inventory due to purchase accounting in connection with the Merger.

(b)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that U.S. GAAP based financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•	EBITDA is a component of the measures used by our board of directors and management team to evaluate our operating performance;

•
our senior credit facilities contain a covenant that requires us to maintain a senior secured leverage ratio that contains EBITDA as a component, and our management team uses EBITDA to monitor compliance with this covenant;

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

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for or superior to, net income, cash flows from operating activities or other statements of income or statements of cash flows data prepared in accordance with GAAP.

For a reconciliation of Net Income to EBITDA, see Note 12 of the accompanying unaudited condensed consolidated financial statements.

Six Months Ended March 30, 2012 Compared to Six Months Ended April 1, 2011

Sales. Our sales by market for the six months ended March 30, 2012 and April 1, 2011 are summarized as follows (dollars in millions):

	Six Months Ended
	March 30, 2012		April 1, 2011		Increase (Decrease)
		% of		% of
	Amount	Sales	Amount	Sales	Amount	Percent
Radar and Electronic Warfare	$69.4	37%	$67.5	37%	$1.9	3%
Medical	39.4	21	33.3	18	6.1	18
Communications	62.4	33	65.5	36	(3.1)	(5)
Industrial	11.5	6	11.4	6	0.1	1
Scientific	6.7	3	6.3	3	0.4	6
Total	$189.4	100%	$184.0	100%	$5.4	3%

Sales of $189.4 million for the six months ended March 30, 2012 were $5.4 million, or 3%, higher than sales of $184.0 million for the six months ended April 1, 2011. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of the receipt of orders and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these markets increased approximately 3% from an aggregate of $67.5 million in the six months ended April 1, 2011 to an aggregate of $69.4 million in the six months ended March 30, 2012. The increase was primarily due to increased sales of products to support the Aegis weapons system and radars for certain missile systems.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 18% increase in sales of our medical products was primarily due to an increase in sales of products to support x-ray imaging applications, particularly for customers participating in x-ray imaging programs in Russia. This increase was partially offset by a decrease in sales of products to support MRI applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 5% decrease in sales in the communications market was primarily attributable to a decrease in sales for the WIN-T military communications program, as expected, as we have substantially completed our involvement in Increment One of the WIN-T program. This decrease was partially offset by an increase in sales of products to support other military communications applications and certain commercial communications applications.

•	Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The level of sales of industrial products was essentially unchanged.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.4 million increase in scientific sales was primarily the result of increased sales for accelerator applications.

Gross Profit. Gross profit was $50.5 million, or 26.7% of sales, for the six months ended March 30, 2012, a $1.9 million increase from $48.6 million, or 26.4% of sales, in the six months ended April 1, 2011. The increase in gross profit in the six months ended March 30, 2012 as compared to the six months ended April 1, 2011 was primarily due to the $3.6 million of utilization of the net increase in cost basis of the inventory due to purchase accounting in connection with Merger in the six months ended April 1, 2011 and favorable shipment volume in fiscal year 2012, partially offset by lower gross profit on several new programs and the unfavorable impact from translation of Canadian costs in fiscal year 2012.

Research and Development. Research and development expenses were $7.0 million, or 3.7% of sales, for the six months ended March 30, 2012, a $0.2 million decrease from $7.2 million, or 3.9% of sales, for the six months ended April 1, 2011. The decrease in research and development for the six months ended March 30, 2012 is primarily due to $0.2 million of Predecessor stock compensation expense from accelerated vesting of stock options in connection with the Merger for the six months ended April 1, 2011.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Six Months Ended
	March 30,	April 1,
	2012	2011
Company sponsored	$7.0	$7.2
Customer sponsored, charged to cost of sales	7.4	9.4
	$14.4	$16.6

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

Selling and Marketing. Selling and marketing expenses were $11.1 million, or 5.9% of sales, for the six months ended March 30, 2012, a $0.1 million increase from the $11.0 million, or 6.0% of sales, for the six months ended April 1, 2011. Higher sales commission expense for the six months ended March 30, 2012 was mostly offset by lower stock compensation expense of $0.4 million from the accelerated vesting of stock options in connection with the Merger for the six months ended April 1, 2011.

General and Administrative. General and administrative expenses were $12.2 million, or 6.4% of sales, for the six months ended March 30, 2012, a $2.8 million decrease from the $15.0 million, or 8.2% of sales, for the six months ended April 1, 2011. The decrease in general and administrative expenses in the six months ended March 30, 2012 was primarily due to lower stock compensation expense of $2.4 million from the accelerated vesting of stock options in connection with the Merger for the six months ended April 1, 2011.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. The $5.2 million increase in amortization of acquisition-related intangibles for the six months ended March 30, 2012 compared to the six months ended April 1, 2011 was primarily due to the revaluation of intangible assets in connection with Merger.

Strategic Alternative Transaction Expenses. Merger expenses of $13.5 million for the six months ended April 1, 2011 comprised CPII stock compensation expense and non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services, rendered in connection with the sale of Predecessor. CPII stock compensation expense of $5.2 million represents the amount of cash payments for the unvested portion of the stock awards for which vesting was accelerated as of the closing date of the Merger in accordance with the terms of the Merger Agreement.

Interest Expense, Net (“Interest Expense”). Interest Expense of $13.7 million for the six months ended March 30, 2012 was $3.8 million higher than interest expense of $9.9 million for the six months ended April 1, 2011. The increase in interest expense for the six months ended March 30, 2012 was primarily due to the $170 million increase in debt obligations in connection with the Merger.

Loss on Debt Extinguishment, Net (“Loss on Debt Extinguishment”). The Loss on Debt Extinguishment of $0.1 million in the six months ended April 1, 2011 resulted from the retirement of debt obligations in connection with the Merger. The Loss on Debt Extinguishment comprises bond tender fees and other related expenses, net of $0.5 million gain from debt repayment at less than fair value.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $0.1 million for the six months ended March 30, 2012 and an income tax expense of $0.5 million for the six months ended April 1, 2011. The 7% income tax rate for the six months ended March 30, 2012 includes several discrete tax charges, including an adjustment to deferred taxes on undistributed earnings of our Canadian subsidiary, a tax return true-up and interest on tax contingencies, which on a combined basis decreased the income tax rate benefit by approximately 29%. The negative 4% tax rate for the six months ended April 1, 2011 was less favorable than expected primarily due to non-deductible Merger expenses and U.S. inclusion of foreign income and foreign tax rate differences which on a combined basis decreased the tax rate benefit by approximately 42%. The effective income tax rate estimate for fiscal year 2012 is approximately 39%.

Net Loss. Net loss was $2.0 million, or negative 1.1% of sales, in the six months ended March 30, 2012 as compared to a net loss of $11.9 million, or negative 6.5% of sales, in the six months ended April 1, 2011. The $9.9 million decrease in net loss in the six months ended March 30, 2012 as compared to the six months ended April 1, 2011 was primarily due to Merger-related expenses in the six months ended April 1, 2011, including strategic alternative transaction expenses, utilization of the net increase in cost basis of inventory, and accelerated stock compensation expense, partially offset by higher Merger related intangible amortization and interest expense in the six months ended March 30, 2012.

EBITDA. EBITDA was $25.6 million, or 13.5% of sales, for the six months ended March 30, 2012 as compared to $6.3 million, or 3.4% of sales, for the six months ended April 1, 2011. The $19.3 million increase in EBITDA in the six months ended March 30, 2012 as compared to the six months ended April 1, 2011 was primarily due to Merger-related expenses in the six months ended April 1, 2011, including strategic alternative transaction expenses, utilization of the net increase in cost basis of inventory, and accelerated stock compensation expense.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	March 30,	September 30,
	2012	2011
Cash and cash equivalents	$33.4	$35.0
Working capital	$104.6	$103.0

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $2.5 million as of March 30, 2012, consisting of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of March 30, 2012, excluding approximately $3.8 million of outstanding letters of credit, our total indebtedness was $363.1 million before unamortized original issue discount of $0.6 million. We also had an additional $26.2 million available for borrowing under our new revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. For the three and six months ended March 30, 2012, our interest expense exclusive of debt issue costs and discount amortization was $6.3 million and $12.6 million, respectively, and cash interest paid was $10.6 million and $12.7 million, respectively.

As of March 30, 2012 and September 30, 2011, we were in compliance with the covenants under the agreements governing our senior credit facilities and the indentures governing our senior notes. Currently, our most significant debt covenants require us to maintain a maximum leverage ratio of 6.75:1 and a minimum cash interest ratio of 1.65:1. Our current leverage ratio is approximately 5.65:1 and our cash interest ratio is approximately 2.4:1.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Fiscal Year
	2012	2011
	Six Months Ended March 30, 2012	February 11 to April 1, 2011	October 2, 2010 to February 10, 2011
	(Successor)	(Successor)	(Predecessor)
Net cash provided by (used in) operating activities	$3.8	$(4.9)	$4.3
Net cash used in investing activities	(4.7)	(371.5)	(2.5)
Net cash (used in) provided by financing activities	(0.7)	351.2	2.2
Net (decrease) increase in cash and cash equivalents	$(1.6)	$(25.2)	$4.0

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $3.8 million in the six months ended March 30, 2012 was attributable to net loss of $2.0 million and net cash used to fund working capital of $8.2 million, which were more than offset by depreciation, amortization and other non-cash charges of $14.0 million. The primary uses of cash for working capital during the six months ended March 30, 2012 were a decrease in accrued expenses and an increase in inventories. Accrued expenses decreased primarily as a result of payment of management bonuses and other employee incentives and timing difference in payment of various professional service fees. Inventories increased in anticipation of fulfilling certain customer orders.

Net cash used in operating activities of $4.9 million for the period February 11, 2011 to April 1, 2011 was attributable to (1) net loss of $7.2 million, slightly offset by depreciation, amortization and other non-cash charges of $2.5 million, and (2) net cash used to fund working capital of $0.2 million. The primary use of cash for working capital in the period February 11, 2011 to April 1, 2011 was an increase in accounts receivable resulting from increased sales volume, mostly offset by an increase in accounts payable and an increase in income tax payable, net. The increase in accounts payable was due to timing of payments of vendor invoices, and the increase in income tax payable reflected the effect of the increase in taxable income.

Net cash provided by operating activities of $4.3 million for the period October 2, 2010 to February 10, 2011 was attributable to net loss of $4.7 million, more than offset by depreciation, amortization and other non-cash charges of $5.6 million and net cash provided by working capital of $3.4 million. The primary working capital sources of cash in the period October 2, 2010 to February 10, 2011 were a decrease in accounts receivable and an increase in advanced payments from customers. Accounts receivable decreased due to lower sales volume during the period preceding February 10, 2011 as compared to the sales volume during the period preceding October 1, 2010. Advance payments from customers increased due to an increase in certain sales orders, which allowed for billings at the beginning of the contract term. The aforementioned working capital sources of cash were partially offset by an increase in inventories, a decrease in income tax payable, net, and a decrease in accounts payable. The increase in inventories resulted from increased inventory purchases to support increased orders and sales levels for the last two quarters of fiscal year 2011. The decrease in income tax payable, net, primarily reflected tax payments made during the period and lower taxable income. Accounts payable decreased mainly due to timing of payments to trade vendors.

Investing Activities

Investing activities for the six months ended March 30, 2012 comprised $4.4 million of capital expenditures and $0.3 million partial payment for a business combination.

Investing activities for the period February 11, 2011 to April 1, 2011 comprised payment made for the acquisition of Predecessor for $370.5 million and capital expenditures of $1.0 million. Investing activities for the period October 2, 2010 to February 10, 2011 comprised capital expenditures of $2.4 million.

Financing Activities

Financing activities for the six months ended March 30, 2012 comprised repayment of borrowings under Successor’s term loan facility of $0.7 million.

Net cash provided by financing activities for the period February 11, 2011 to April 1, 2011 consisted of (1) $208.6 million proceeds, net of debt issue costs, from issuance of $215.0 million aggregate principal amount of 8.00% senior notes due 2018; (2) $197.1 million net capital contributions from Holding LLC; and (3) $143.8 million proceeds, net of debt issue costs and issue discount, from borrowings under a $150.0 million six-year term loan facility. The term loan is part of our senior secured credit facilities, which also include a $30.0 million five-year revolving credit facility that includes sub-limits for letters of credit and swingline loans. Net cash provided by financing activities was partially offset by our purchase or redemption of all of Predecessor’s then-existing outstanding senior subordinated notes of $117.0 million and floating rate senior notes of $12.0 million and repayment of the outstanding indebtedness of $66.0 million under Predecessor’s then existing senior credit facilities. Net cash provided by financing activities was further offset by $3.0 million cash paid for additional new debt issue costs and $0.4 million repayment on the new term loan.

Net cash provided by financing activities for the period October 2, 2010 to February 10, 2011 consisted of proceeds of $0.4 million and tax benefits of $2.2 million from employee stock purchases and exercise of stock options, including those for which vesting was accelerated pursuant to the Merger, under Predecessor’s then-existing stock option plans. Net cash provided by financing activities was partially offset by the payment of fees and expenses for an amendment to Predecessor’s then-existing senior credit facilities of $0.4 million.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 30, 2012 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2012 (remaining six months)	2013 - 2014	2015 - 2016	Thereafter
Operating leases	$5,392	$783	$1,838	$461	$2,310
Purchase commitments	33,394	25,598	7,671	125	-
Debt obligations	363,125	750	11,400	3,000	347,975
Interest on debt obligations	143,611	12,530	49,188	48,778	33,115
Uncertain tax positions, including interest	8,007	3,205	4,802	-	-
Total cash obligations	$553,529	$42,866	$74,899	$52,364	$383,400
Standby letters of credit	$3,797	$3,797

The amounts for debt obligations and interest on debt obligations in the above table assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, (2) that interest rates in effect on March 30, 2012 remain constant for future periods, and (3) a debt level based on mandatory repayments according to the contractual amortization schedule.

The debt obligations in the above table also reflect the prepayment requirement under our senior secured credit facilities, which commences with the fiscal year 2012 and is calculated based on a percentage of “excess cash flow” as defined in the credit agreement governing our senior credit facilities. The excess cash flow mandatory prepayment is required to be made within five business days of issuing the year-end consolidated financial statements. Based on current projections, we estimate that a prepayment of $8.4 million will be required to be made during the first quarter of fiscal year 2013. Accordingly, classified together with $1.5 million of scheduled mandatory repayment as current in the condensed consolidated balance sheet, this $8.4 million is the only excess cash flow payment reflected in the table above.

The remaining balance is classified as noncurrent and shown above based on the scheduled mandatory repayments. As the excess cash flow mandatory prepayment estimate is based on our current financial projections, the ultimate payment may differ from current estimate.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the timing of payments and actual amounts paid may be different.

As of March 30, 2012, there were no material changes to our other contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with Securities and Exchange Commission. See also Note 8 of the accompanying unaudited condensed consolidated financial statements for details on certain of our contingencies.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the three and six months ended March 30, 2012 were $2.6 million and $4.4 million, respectively. In fiscal year 2012, ongoing capital expenditures are expected to be approximately $7.0 to $8.0 million and to be funded by cash flows from operating activities.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of March 30, 2012, we had fixed-rate senior notes of $215.0 million due in 2018, bearing interest at 8% per year, and a variable–rate term loan of $147.5 million (net of $0.6 million unamortized original issue discount) under our senior secured credit facilities due in 2017. Our variable rate debt is subject to changes in the LIBOR rate. As of March 30, 2012, the variable interest rate on the term loan under the senior secured credit facilities was 5.0%.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815. At March 30, 2012, the fair value of foreign currency forward contracts was a short-term asset of $0.3 million (prepaid and other current assets) and a short-term liability of $0.1 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. At March 30, 2012, the unrealized gain, net of tax of $52,000, was $0.2 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of operations. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of operations. No ineffective amounts were recognized due to anticipated transactions failing to occur for the three and six months ended March 30, 2012 and in the periods February 11 to April 1, 2011, January 1 to February 10, 2011, and October 2, 2010 to February 10, 2011.

As of March 30, 2012, we had entered into Canadian dollar forward contracts for approximately $22.5 million (Canadian dollars), or approximately 58% of estimated Canadian dollar denominated expenses for April through December 2012, at an average rate of approximately 0.99 U.S. dollar to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

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

Item 4.              Mine Safety Disclosures

Not applicable.

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

CPI INTERNATIONAL HOLDING CORP.

Dated: May 9, 2012	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)