Form 10-Q
period 2012-06-29
CPI International Holding Corp.
filed 2012-08-08
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of August 8, 2012, 1,000 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

10-Q REPORT

INDEX

			Page

Part I:	FINANCIAL INFORMATION		4

	Item 1.	Unaudited Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of June 29, 2012 and September 30, 2011	4
		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 29, 2012 and July 1, 2011	5
		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine Months Ended June 29, 2012 and Periods February 11, 2011 to July 11, 2011 and October 2, 2010 to February 10, 2011	6
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 29, 2012 and Periods February 11 to July 1, 2011 and October 2, 2010 to February 10, 2011	7
		Notes to Unaudited Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
	Item 4.	Controls and Procedures	50

Part II:	OTHER INFORMATION		51

	Item 1.	Legal Proceedings	51
	Item 1A.	Risk Factors	51
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
	Item 3.	Defaults Upon Senior Securities	51
	Item 4.	Mine Safety Disclosures	51
	Item 5.	Other Information	51
	Item 6.	Exhibits	51

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.              Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands – unaudited, except per share data)

	June 29, 2012	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$41,474	$34,955
Restricted cash	2,185	2,370
Accounts receivable, net	47,513	45,610
Inventories	83,020	78,296
Deferred tax assets	12,986	14,414
Prepaid and other current assets	6,092	6,486
Total current assets	193,270	182,131
Property, plant, and equipment, net	80,500	81,675
Deferred debt issue costs, net	12,494	14,073
Intangible assets, net	250,483	262,232
Goodwill	178,730	178,983
Other long-term assets	5,560	5,205
Total assets	$721,037	$724,299

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$3,100	$1,500
Accounts payable	24,023	27,188
Accrued expenses	28,686	27,301
Product warranty	4,447	5,607
Income taxes payable	4,808	2,912
Advance payments from customers	13,080	14,661
Total current liabilities	78,144	79,169
Deferred income taxes	86,182	87,268
Long-term debt, less current portion	359,058	361,697
Other long-term liabilities	5,334	6,269
Total liabilities	528,718	534,403
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	198,310	197,564
Accumulated other comprehensive loss	(497)	(1,185)
Accumulated deficit	(5,494)	(6,483)
Total stockholders’ equity	192,319	189,896
Total liabilities and stockholders' equity	$721,037	$724,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands – unaudited)

	Three Months Ended
	June 29, 2012	July 1, 2011
Sales	$97,193	$104,206
Cost of sales, including $3,907 of utilization of net increase in cost basis of inventory due to purchase accounting for the three months ended July 1, 2011	67,676	77,077
Gross profit	29,517	27,129
Operating costs and expenses:
Research and development	3,370	3,269
Selling and marketing	5,209	5,300
General and administrative	6,310	6,427
Amortization of acquisition-related intangible assets	2,664	4,853
Strategic alternative transaction expenses	—	344
Total operating costs and expenses	17,553	20,193
Operating income	11,964	6,936
Interest expense, net	6,784	6,811
Income before income taxes	5,180	125
Income tax expense	2,235	1,957
Net income (loss)	2,945	(1,832)

Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax of $122 and $0	(356)	—
Total other comprehensive loss, net of tax	(356)	—
Comprehensive income (loss)	$2,589	$(1,832)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands – unaudited)

	Fiscal Year
	2012	2011
	Nine Months	February 11	October 2, 2010
	Ended	to	to
	June 29, 2012	July 1, 2011	February 10, 2011
	Successor	Successor	Predecessor
Sales	$286,631	$164,010	$124,223
Cost of sales, including $7,474 of utilization of net increase in cost basis of inventory due to purchase accounting for the period February 11 to July 1, 2011	206,635	121,073	91,404
Gross profit	79,996	42,937	32,819
Operating costs and expenses:
Research and development	10,397	5,432	4,994
Selling and marketing	16,345	8,002	8,264
General and administrative	18,483	9,552	11,853
Amortization of acquisition-related intangible assets	11,252	7,282	999
Strategic alternative transaction expenses	—	9,129	4,668
Total operating costs and expenses	56,477	39,397	30,778
Operating income	23,519	3,540	2,041
Interest expense, net	20,437	10,949	5,788
Loss on debt extinguishment, net	—	134	—
Income (loss) before income taxes	3,082	(7,543)	(3,747)
Income tax expense	2,093	1,462	983
Net income (loss)	989	(9,005)	(4,730)

Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax of $234, $123 and $237	688	225	284
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax of $0, $0 and $51	—	—	175
Total other comprehensive income, net of tax	688	225	459
Comprehensive income (loss)	$1,677	$(8,780)	$(4,271)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Fiscal Year
	2012	2011
	Nine Months	February 11	October 2, 2010
	Ended	to	to
	June 29, 2012	July 1, 2011	February 10, 2011
	Successor	Successor	Predecessor
Cash flows from operating activities
Net cash provided by operating activities	$14,485	$7,340	$4,277

Cash flows from investing activities
Capital expenditures	(6,441)	(2,483)	(2,434)
Acquisitions	(400)	(370,490)	—
Payment of patent application fees	—	—	(6)
Net cash used in investing activities	(6,841)	(372,973)	(2,440)

Cash flows from financing activities
Equity investment, net	—	197,144	—
Proceeds from issuance of CPII's senior notes	—	208,550	—
Borrowings under CPII's term loan facility	—	143,815	—
Debt issue costs	—	(3,071)	—
Redemption and repurchase of Predecessor's senior subordinated notes and floating rate notes	—	(129,000)	—
Repayment of borrowings under Predecessor's term loan facility	—	(66,000)	—
Repayment of borrowings under CPII's term loan facility	(1,125)	(750)	—
Payment for Predecessor's senior credit facilities agreement amendment	—	—	(379)
Proceeds from issuance of common stock to employees	—	—	217
Proceeds from exercise of stock options	—	—	174
Excess tax benefit on stock option exercises	—	—	2,191
Net cash (used in) provided by financing activities	(1,125)	350,688	2,203

Net increase (decrease) in cash and cash equivalents	6,519	(14,945)	4,040
Cash and cash equivalents at beginning of period	34,955	46,869	42,829
Cash and cash equivalents at end of period	$41,474	$31,924	$46,869

Supplemental cash flow disclosures
Cash paid for interest	$14,754	$3,361	$6,451
Cash paid for income taxes, net of refunds	$376	$56	$6,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands except share amounts)

1.	The Company and a Summary of its Significant Accounting Policies

The Company

On February 11, 2011, CPI International LLC (formerly, CPI International, Inc., “Predecessor”), then a Delaware corporation and publicly traded company, completed its merger with Catalyst Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of CPI International, Inc. (formerly, CPI International Acquisition, Inc.; “CPII”), a Delaware corporation, whereby Merger Sub merged with and into Predecessor (the “Merger”), with Predecessor continuing as the surviving corporation and a wholly owned subsidiary of CPII. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of November 24, 2010, among Predecessor, CPII and Merger Sub (the “Merger Agreement”). Immediately following the consummation of the Merger and related transactions, Predecessor was converted into a limited liability company and liquidated, and CPI International Acquisition, Inc. changed its name to CPI International, Inc. See Note 3, Business Combinations, for more information about the Merger.

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

The accompanying unaudited condensed consolidated financial statements of Successor as of June 29, 2012 and for the three and nine months ended June 29, 2012 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet as of September 30, 2011 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended June 29, 2012 are not necessarily indicative of results to be expected for the full year.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

The following table presents the total purchase price based on the number of outstanding shares of common stock, restricted stock awards and units, and stock options of Predecessor as of February 10, 2011:

	CPII shares	Purchase price
Common stock	16,742,279	$326,474
Restricted stock awards	112,316	930
Restricted stock units	208,925	1,194
Stock options	3,354,222	41,892
Total		$370,490

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

In connection with the Merger and previous activities which ultimately resulted in consummation of the Merger, the Company incurred various expenses, recorded as “strategic alternative transaction expenses” in the condensed consolidated statements of operations and comprehensive income (loss), consisting primarily of professional fees payable to financial and legal advisors that the Company expensed as incurred.

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

Measurement period adjustments to fair values identified during the first two quarters of fiscal year 2012 included an increase in long-term income tax receivable of approximately $2.0 million, an increase in net deferred tax liabilities of approximately $1.8 million and a decrease in short-term income tax payable of approximately $30,000. As a result of these adjustments, there was a net decrease in goodwill of approximately $0.3 million. Measurement period adjustments represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up to one year from the Merger date.

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

IPR&D consists of the in-process project to complete development of the next generation of the Company’s medical x-ray generators. The value assigned to IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. An acquired IPR&D asset is initially recognized at fair value and, during the development period after the acquisition date, is not amortized as a charge to earnings; instead this asset is subject to periodic impairment testing. The development process for the acquired IPR&D project was successfully completed during the third quarter of fiscal year 2012 and, therefore, amortization of the acquired IPR&D commenced accordingly.

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

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$97,193	$104,206	$286,631	$288,233
Net income (loss)	$3,457	$931	$4,718	$(661)

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

On February 13, 2012, the Company completed a business combination in which the Company acquired selected assets of a small company that repairs and rebuilds vacuum electron devices for the communications, industrial, scientific and medical markets for cash consideration of $0.4 million. The Company has recorded $0.2 million of identifiable intangible assets and $0.2 million of net tangible assets, which comprised primarily inventory. The Company has included the financial results of this business combination in its consolidated results of operations beginning on the acquisition date; however, the impact of this acquisition was not material to the Company’s consolidated results of operations, financial position or cash flows.

4.	Supplemental Financial Information

Inventories: The following table provides details of inventories:

	June 29, 2012	September 30, 2011
Raw material and parts	$47,740	$46,480
Work in process	26,537	24,632
Finished goods	8,743	7,184
	$83,020	$78,296

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Fiscal Year
	2012	2011
	Nine Months	February 11	October 2, 2010
	Ended	to	to
	June 29, 2012	July 1, 2011	February 10, 2011
	Successor	Successor	Predecessor
Balance at beginning of period	$5,667	$—	$3,737
Provision for loss contracts, charged to cost of sales	2,455	4,208	2,154
Credit to cost of sales upon revenue recognition	(1,556)	(21)	(2,982)
Balance at end of period	$6,566	$4,187	$2,909

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	June 29, 2012	July 1, 2011	February 10, 2011
	Successor	Successor	Predecessor
Inventories	$5,313	$2,911	$1,994
Accrued expenses	1,253	1,276	915
	$6,566	$4,187	$2,909

Property, Plant and Equipment, Net: The following table provides details of property, plant and equipment, net:

	June 29, 2012	September 30, 2011
Land	$7,580	$7,580
Land improvements	2,255	2,243
Buildings	39,234	38,910
Machinery and equipment	41,975	37,246
Construction in progress	2,835	1,572
	93,879	87,551
Less: accumulated depreciation and amortization	(13,379)	(5,876)
Property, plant and equipment, net	$80,500	$81,675

Intangible Assets: The following tables present the details of the Company’s total intangible assets:

	Weighted Average	June 29, 2012			September 30, 2011
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived assets:
Division tradenames	15	$2,900	(267)	$2,633	$2,900	(122)	$2,778
Core technology	40	94,400	(3,246)	91,154	94,400	(1,477)	92,923
Completed technology	15 - 25	88,100	(6,485)	81,615	88,100	(2,948)	85,152
Backlog	1 - 2	15,300	(13,331)	1,969	15,300	(7,594)	7,706
Leasehold interest	4 - 40	35,680	(1,344)	34,336	35,680	(611)	35,069
In-process research and development	10	3,500	(58)	3,442	3,500	—	3,500
Non-compete agreement	5	2	—	2	—	—	—
Customer relationship	10	238	(6)	232	—	—	—
Patent application fees		—	—	—	4	—	4
Total definite-lived assets		240,120	(24,737)	215,383	239,884	(12,752)	227,132

Indefinite-lived assets:
CPI tradenames		35,100	—	35,100	35,100	—	35,100
Total indefinite-lived assets		35,100	—	35,100	35,100	—	35,100

Total intangible assets		$275,220	$(24,737)	$250,483	$274,984	$(12,752)	$262,232

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

The amortization of intangible assets is recorded as “amortization of acquisition-related intangible assets,” except for leasehold interest, which is included in “cost of sales” in the condensed consolidated statements of operations and comprehensive income (loss). The amortization of intangible assets amounted to $2.9 million and $12.0 million for the three and nine months ended June 29, 2012, respectively. The amortization of intangible assets amounted to $5.1 million, $7.6 million, and $1.1 million for the three months ended July 1, 2011 and the periods February 11, 2011 to July 1, 2011 and October 2, 2010 to February 10, 2011, respectively.

As discussed in Note 3, acquired in-process research and development from the Merger was completed in the third quarter of fiscal year 2012, during which amortization began over its expected useful life of 10 years.

The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2012 (remaining three months)	$2,943
2013	9,797
2014	8,616
2015	8,598
2016	8,530
Thereafter	176,899
$215,383

Goodwill:    The following table sets forth goodwill by reportable segment:

	June 29, 2012	September 30, 2011
VED	$128,347	$128,957
Satcom equipment	38,922	38,964
Other	11,461	11,062
	$178,730	$178,983

The $0.3 million reduction in goodwill represents measurement period adjustments related to the Merger as discussed in Note 3.

Product Warranty:    The following table summarizes the activity related to product warranty:

	Fiscal Year
	2012	2011
	Nine Months	February 11	October 2, 2010
	Ended	to	to
	June 29, 2012	July 1, 2011	February 10, 2011
	Successor	Successor	Predecessor
Beginning accrued warranty	$5,607	$5,490	$5,101
Actual costs of warranty claims	(3,356)	(1,934)	(2,020)
Assumed from acquisition	20	—	—
Estimates for product warranty, charged to cost of sales	2,176	1,908	2,409
Ending accrued warranty	$4,447	$5,464	$5,490

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Accumulated Other Comprehensive Loss: The following table provides the components of accumulated other comprehensive loss in the condensed consolidated balance sheets:

	June 29, 2012	September 30, 2011
Unrealized loss on cash flow hedges, net of tax	$(202)	$(890)
Unrealized actuarial loss and prior service credit for pension liability, net of tax	(295)	(295)
Accumulated other comprehensive loss	$(497)	$(1,185)

5.	Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities and derivative instruments. The following tables set forth financial instruments carried at fair value within the ASC 825 hierarchy:

		Fair Value Measurements at June 29, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$27,642	$27,642	$—	$—
Mutual funds[2]	198	198	—	—
Foreign exchange forward derivatives[3]	346	—	346	—
Total assets at fair value	$28,186	$27,840	$346	—

Liabilities:
Foreign exchange forward derivatives[4]	$292	$—	$292	$—
Total liabilities at fair value	$292	$—	$292	$—

[1] The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents and restricted cash in the condensed consolidated balance sheet.
[2] The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
[3] The asset position of foreign currency derivatives is classified as part of prepaid and other current assets and other long-term assets in the condensed consolidated balance sheet.
[4] The liability position of foreign currency derivatives is classified as part of accrued expenses in the condensed consolidated balance sheet.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

		Fair Value Measurements at September 30, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$30,428	$30,428	$—	$—
Mutual funds[2]	169	169	—	—
Total assets at fair value	$30,597	$30,597	$—	—

Liabilities:
Foreign exchange forward derivatives[3]	$1,166	$—	$1,166	$—
Total liabilities at fair value	$1,166	$—	$1,166	$—

[1] The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents and restricted cash in the condensed consolidated balance sheet.
[2] The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
[3] The foreign currency derivatives are classified as part of accrued expenses in the condensed consolidated balance sheet.

See Note 7 for information regarding the Company’s derivative instruments.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash and long-term debt that are classified as Level 1 in the fair value hierarchy. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The fair values of the Company’s long-term debt were estimated based on Level 1 inputs using quoted market prices. The estimated fair value of the Company’s long-term debt as of June 29, 2012 and September 30, 2011 was $340.2 million and $335.8 million, respectively, compared to the carrying value of $362.2 million and $363.2 million, respectively.

6.	Long-term Debt

Long-term debt comprises the following:

	June 29, 2012	September 30, 2011
Term loan, net of issue discount of $592 and $678	$147,158	$148,197
8% Senior notes due 2018	215,000	215,000
	362,158	363,197
Less: Current portion	3,100	1,500
Long-term portion	$359,058	$361,697

Standby letters of credit	$4,774	$4,114

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Senior Secured Credit Facilities. In connection with the Merger, on February 11, 2011, CPII entered into the Senior Secured Credit Facilities consisting of (i) a $150.0 million six-year term loan facility; and (ii) a $30.0 million, five-year revolving credit facility. CPII borrowed the full amount of the term loan facility thereunder in connection with the Merger, and the revolving credit facility was undrawn at June 29, 2012 (other than for approximately $4.8 million of outstanding letters of credit). CPII has the option to increase the amount available under the Senior Secured Credit Facilities by up to an aggregate of $50.0 million on an uncommitted basis.

Borrowings under the term loan facility and the revolving credit facility bear interest, at CPII’s option, at a rate equal to a margin over either (a) a base rate or (b) a LIBOR rate. As of June 29, 2012, the variable interest rate on the term loan was 5.0%. The Senior Secured Credit Facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

The prepayment requirement under the Senior Secured Credit Facilities commences with the fiscal year 2012, and is calculated based on a percentage of “excess cash flow” as defined in the credit agreement governing the Senior Secured Credit Facilities. The excess cash flow mandatory prepayment is required to be made within five business days of issuing the year-end consolidated financial statements. Based on current projections for fiscal year 2012, CPII estimates that a prepayment of $1.6 million will be required to be made during the first quarter of fiscal year 2013. This amount, together with $1.5 million of scheduled mandatory repayment, has been classified as current in the condensed consolidated balance sheet, while the remaining balance is classified as noncurrent. As the excess cash flow mandatory prepayment estimate is based on CPII’s current financial projections for fiscal year 2012, the ultimate payment may differ from CPII’s current estimate.

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

Debt Maturities:    As of June 29, 2012, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Notes	Total
2012 (remaining three months)	$375	$—	$375
2013	3,100	—	3,100
2014	1,500	—	1,500
2015	1,500	—	1,500
2016	1,500	—	1,500
Thereafter	139,775	215,000	354,775
	$147,750	$215,000	$362,750

The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, (2) a debt level based on mandatory repayments according to the contractual amortization schedule, and (3) the prepayment of $1.6 million payable in fiscal year 2013 based on a percentage of “excess cash flow” as defined in the credit agreement governing the Senior Secured Credit Facilities. No other excess cash flow and any optional prepayments are assumed in the above table.

As of June 29, 2012, the Company was in compliance with the covenants under the agreements governing the Senior Secured Credit Facilities and the indentures governing the 8% Notes.

Deferred Debt Issuance Costs

CPII incurred a total of $15.3 million of debt issuance costs and issue discount, including those netted against the debt proceeds, associated with the Senior Credit Facilities and 8% Notes. As of June 29, 2012, the unamortized deferred debt issuance costs related to the Company’s new debt were $12.5 million, net of $2.8 million accumulated amortization. As of September 30, 2011, the unamortized deferred debt issuance costs related to the Company’s new debt were $14.1 million, net of $1.3 million accumulated amortization.

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

The Company’s Canadian dollar forward contracts in effect as of June 29, 2012 have durations of two to 16 months. These contracts are designated as a cash flow hedge and are considered highly effective, as defined by FASB ASC 815, “Derivatives and Hedging.” Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. At June 29, 2012, the unrealized loss, net of tax of $0.1 million, was $0.2 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next six fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). No ineffective amounts were recognized due to

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

hedge ineffectiveness in the three and nine months ended June 29, 2012, as well as in the three months ended July 1, 2011 and in the periods February 11 to July 1, 2011 and October 2, 2010 to February 10, 2011.

As of June 29, 2012, the Company had entered into Canadian dollar forward contracts for approximately $40.0 million (Canadian dollars), or approximately 63% of estimated Canadian dollar denominated expenses for July 2012 through September 2013, at an average rate of approximately 0.98 U.S. dollar to one Canadian dollar.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at June 29, 2012 and September 30, 2011:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 29, 2012	September 30, 2011	Balance Sheet Location	June 29, 2012	September 30, 2011
Derivatives designated as hedging instruments
Forward contracts	Prepaid and other current assets	$174	$—	Accrued expenses	292	1,166
	Other long-term assets	$172
Total derivatives designated as hedging instruments		$346	$—		$292	$1,166

As of June 29, 2012 and September 30, 2011, all of the Company’s derivative instruments were classified as hedging instruments under ASC 815.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the periods of fiscal years 2012 and 2011 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion )
	Three Months Ended			Three Months Ended			Three Months Ended
	June 29, 2012	July 1, 2011		June 29, 2012	July 1, 2011		June 29, 2012	July 1, 2011
Forward contracts	$(430)	129	Cost of sales	$91	67	General and administrative(a)	$273	64
			Research and development	(22)	35
			Selling and marketing	(9)	16
			General and administrative	(12)	20
Total	$(430)	$129		$48	$138		$273	$64

(a) The amount of gain recognized in income during the three months ended June 29, 2012 and July 1, 2011 represents $273 and $64 gain, respectively, related to the amount excluded from the assessment of hedge effectiveness.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion )
	Fiscal Year				Fiscal Year				Fiscal Year
	2012	2011			2012	2011			2012	2011
	Nine Months	February 11, 2011	October 2, 2010		Nine Months	February 11, 2011	October 2, 2010		Nine Months	February 11, 2011	October 2, 2010
	Ended	to	to		Ended	to	to		Ended	to	to
	June 29, 2012	July 1, 2011	February 10, 2011		June 29, 2012	July 1, 2011	February 10, 2011		June 29, 2012	July 1, 2011	February 10, 2011
	Successor	Successor	Predecessor		Successor	Successor	Predecessor		Successor	Successor	Predecessor
Interest rate contracts(1)		$—	$360	Interest expense, net		$—	$(456)	Interest expense, net(2)		$—	$(424)
Forward contracts	$760	497	463	Cost of sales	$(28)	67	614	General and administrative(3)	$283	106	50
				Research and development	(68)	41	71
				Selling and marketing	(30)	18	31
				General and administrative	(37)	23	42
Total	$760	$497	$823		$(163)	$149	$302		$283	$106	$(374)

(1) Terminated in February 2011 in anticipation of the repayment of Predecessor's term loan.
(2) The amount of loss recognized in income during the period October 2, 2010 to February 10, 2011 includes a $415 loss related to the ineffective portion of the hedging relationships as a result of early termination of the derivative.

(3) The amount of gain recognized in income during the nine months ended June 29, 2012 and the periods of fiscal year 2011 presented represents $283, $106 and $50 gain, respectively, related to the amount excluded from the assessment of hedge effectiveness.

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

During the fourth quarter of fiscal year 2011, the Company received a notice from a customer terminating a portion of a sales contract due to alleged nonperformance. In addition, the Company has received a letter from its partner on this contract claiming indemnification costs from the Company. The Company has reached agreement with its customer. In April 2012, the Company’s partner initiated a legal proceeding against the Company in the Commercial Court of Aix-en-Provence, France, claiming damages of approximately $3.5 million (based on an exchange rate of 1.25 U.S. dollars to one Euro as of June 29, 2012). The Company intends to vigorously contest the claims made in this proceeding. The Company recorded certain costs in the fourth quarter of fiscal year 2011 as a result of the termination; however, at this time, the Company cannot estimate the range of any further possible loss or gain with respect to this matter.

In fiscal year 2011, the Company submitted a voluntary self-disclosure to the U.S. Office of Foreign Assets Control (“OFAC”) regarding assistance provided by the Swiss branch office of one of its U.S. subsidiaries with respect to sales of medical x-ray equipment by its Canadian subsidiary to distributors for resale to end-users in Iran, which is subject to U.S. trade sanctions. Since the initial voluntary self-disclosure there have been requests by OFAC for additional information, which the Company has provided. In the second quarter of fiscal year 2012, the Company was notified by OFAC that it had determined a penalty was appropriate and asked the Company if it was interested in settling the matter rather than going through a more formal adjudicative process. The Company notified OFAC it would like to go through the settlement process. In response to a request from OFAC, the Company has entered into a tolling agreement extending the statute of limitations for this matter. However, at this time, the Company cannot predict when the settlement process will be resolved. The Company is not able to assess the range of any potential loss with respect to this matter; however, it does not believe the potential loss will have a material adverse effect on the Company’s results of operations and cash flows.

9.	Related-Party Transactions

In connection with the Merger, on February 11, 2011 the Company entered into an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Sponsor, pursuant to which Veritas Management will provide the Company with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023, and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or the Company terminates the advisory agreement. Pursuant to such agreement, the Company pays Veritas Management an annual fee equal to the greater of $1 million or 3% of the Company’s Adjusted EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization, certain unusual or non-recurring items and certain non-cash items), a portion of which is payable in advance annually beginning on the date of the Merger, and the Company reimburses certain out-of-pocket expenses of Veritas Management. The Veritas Management advisory fee is recorded in “general and administrative” expenses in the condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended June 29, 2012, the Company incurred Veritas Management advisory fee of $0.6 million and $1.4 million, respectively. For the three months ended July 1, 2011 and the period February 11 to July 1, 2011, the Company incurred Veritas Management advisory fee of $0.6 million and $0.9 million, respectively.

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

On April 27, 2011 and December 12, 2011, certain members of management and independent directors of the Company were granted Class B membership interests in Holding LLC. At June 29, 2012, the aggregate individual grants of Class B membership interests represented approximately 5.5% of the profit interests in Holding LLC. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including Sponsor, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The Class B membership interests are subject to a five-year vesting schedule, except vesting will be accelerated in the event of a change of control. The unvested portion of Class B membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Holding LLC. Class B membership interests are granted with no exercise price and no expiration date. Grants of Class B membership interests are limited in the aggregate to 7.5% of the net profits interests in Holding LLC.

A summary of activity for grants and the outstanding balance of Class B membership interests in Holding LLC follow:

	Class B Membership Interests
	Available for Grant	Outstanding	Fair Value at Date of Grant
Balance, September 30, 2011	2.2%	5.3%	$4,874
Granted	(0.2)	0.2	183
Balance, June 29, 2012	2.0%	5.5%	$5,057

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

	Fiscal Year
	2012	2011	2012	2011
			Nine Months	February 11, 2011
	Three Months Ended		Ended	to
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Equity-based compensation cost recognized in the statement of operations by caption:
Cost of sales	$72	$—	$209	$—
Research and development	12	8	36	8
Selling and marketing	32	23	96	23
General and administrative	135	99	405	99
	$251	$130	$746	$130
Equity-based compensation cost capitalized in inventory	$72	$46	$209	$46
Equity-based compensation cost remaining in inventory at end of period	$46	$46	$46	$46

The unamortized amount of equity-based compensation was $3.9 million at June 29, 2012, and is scheduled to be charged to expense as follows:

Fiscal Year	Amount
2012 (remaining three months)	$254
2013	1,008
2014	1,025
2015	1,006
2016	636
Thereafter	8
$3,937

11.	Income Taxes

The condensed consolidated statements of operations and comprehensive income (loss) reflect the following income tax expense (benefit):

	Fiscal Year
	2012	2011	2012	2011
			Nine Months	February 11	October 2, 2010
	Three Months Ended		Ended	to	to
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011	February 10, 2011
	Successor	Successor	Successor	Successor	Predecessor
Income (loss) before income taxes	$5,180	$125	$3,082	$(7,543)	$(3,747)
Income tax expense	$2,235	$1,957	$2,093	$1,462	$983
Effective income tax rate	43.1%	1,565.6%	67.9%	(19.4)%	(26.2)%

The Company's 43.1% effective tax rate for the three months ended June 29, 2012 differs from the federal statutory rate of 35% primarily due to discrete tax charges related to filing prior year U.S. income tax returns. The Company's 1,566% effective tax rate for the three months ended July 1, 2011 differs from income tax expense computed using the federal statutory rate of 35% primarily due to non-deductible Merger expenses and U.S. inclusion of foreign income and foreign tax rate differences.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

The Company's 67.9% effective tax rate for the nine months ended June 29, 2012 differs from the federal statutory rate of 35% primarily due to discrete tax charges related to filing prior year U.S. income tax returns and an adjustment to deferred taxes on undistributed earnings for the Company's Canadian subsidiary. The Company's negative 19.4% effective tax rate for period from February 11, 2011 to July 1, 2011 differs from the federal statutory rate of 35% primarily due to non-deductible Merger expenses, partially offset by a reduction to tax contingency reserves. The Company's negative 26.2% effective tax rate for the period October 2, 2010 to February 10, 2011 differs from the federal statutory rate primarily due to non-deductible Merger expenses, and U.S. inclusion of foreign income and foreign tax rate differences.
The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2007. The Company's Canadian subsidiary is no longer subject to examination by the taxing authorities for fiscal years prior to 2003. The Company has income tax audits in progress in several jurisdictions in which it operates, including an IRS audit for fiscal years 2008 and 2009. During the second quarter of fiscal year 2012, the Company settled an audit with Canada Revenue Agency (“CRA”) for fiscal years 2001 and 2002. The result of the Canada tax settlement was a refund of $2.4 million that was recorded as a $1.8 million reduction to long-term assets, a $0.5 million increase in the balance of uncertain tax benefits and a tax benefit of $0.1 million.
Of the total unrecognized tax benefit balance of $6.8 million at June 29, 2012, $5.7 million would reduce the effective tax rate if recognized as of June 29, 2012. The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $3.2 million as audits close, statutes expire and tax payments are made. As of June 29, 2012, the Company had accrued income tax related interest and penalties, net of accrued interest benefits on income tax receivables, of approximately $0.6 million. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the condensed consolidated statements of operations and comprehensive income (loss) and totaled approximately $0.2 million for the nine months ended June 29, 2012. The Company has minimal penalties accrued in income tax expense. Any prospective adjustments to the Company's unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to the Company's effective tax rate. Accordingly, the Company's effective tax rate could fluctuate materially from period to period.
The Company made an assertion under ASC 740-30, “Income Taxes - Other Considerations or Special Areas,” that all earnings of its foreign subsidiaries will be remitted and taxed in the U.S. Since a portion of the earnings of the Company's Canadian subsidiary was used for a portion of the Codan Satcom acquisition price mentioned in Note 13, Subsequent Event, the acquisition price paid by the Company's Canadian subsidiary will no longer be remitted and taxed in the U.S. In connection with recording the acquisition in the fourth quarter of fiscal year 2012, the Company will reduce the deferred tax liability for unremitted earnings from its Canadian subsidiary and report an income tax benefit of approximately $1.2 million.

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

Amounts not reported as VED or satcom equipment are reported as Other in accordance with quantitative and qualitative guidelines established by FASB ASC 280, “Segment Reporting.” Other includes the activities of the Company’s Malibu division and unallocated corporate expenses, such as strategic alternative transaction expenses, share-based compensation expense and certain non-recurring or unusual expenses. The Malibu division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAVs”) and shipboard systems.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Fiscal Year
	2012	2011	2012	2011
			Nine Months	February 11	October 2, 2010
	Three Months Ended		Ended	to	to
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011	February 10, 2011
	Successor	Successor	Successor	Successor	Predecessor
Sales from external customers
VED	$69,531	$64,109	$210,650	$105,362	$89,174
Satcom equipment	22,816	35,204	60,286	49,901	27,469
Other	4,846	4,893	15,695	8,747	7,580
	$97,193	$104,206	$286,631	$164,010	$124,223
Intersegment product transfers
VED	$5,674	$9,513	$14,724	$14,873	$8,045
Satcom equipment	64	—	70	45	229
	$5,738	$9,513	$14,794	$14,918	$8,274
Capital expenditures
VED	$1,800	$1,164	$4,956	$1,824	$1,484
Satcom equipment	122	277	663	555	694
Other	156	85	822	104	256
	$2,078	$1,526	$6,441	$2,483	$2,434
EBITDA
VED	$16,774	$17,228	$45,975	$29,806	$18,713
Satcom equipment	2,851	6,404	4,242	8,351	1,491
Other	(2,188)	(9,258)	(7,181)	(23,642)	(14,046)
	$17,437	$14,374	$43,036	$14,515	$6,158

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

	Fiscal Year
	2012	2011	2012	2011
			Nine Months	February 11	October 2, 2010
	Three Months Ended		Ended	to	to
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011	February 10, 2011
	Successor	Successor	Successor	Successor	Predecessor
Operating income
VED	$14,923	$15,517	$40,518	$27,266	$16,463
Satcom equipment	2,592	6,195	3,499	8,053	1,210
Other	(5,551)	(14,776)	(20,498)	(31,779)	(15,632)
	$11,964	$6,936	$23,519	$3,540	$2,041

The following table reconciles net income to EBITDA:

	Fiscal Year
	2012	2011	2012	2011
			Nine Months	February 11	October 2, 2010
	Three Months Ended		Ended	to	to
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011	February 10, 2011
	Successor	Successor	Successor	Successor	Predecessor
Net income (loss)	$2,945	$(1,832)	$989	$(9,005)	$(4,730)
Depreciation and amortization	5,473	7,438	19,517	11,109	4,117
Interest expense, net	6,784	6,811	20,437	10,949	5,788
Income tax expense	2,235	1,957	2,093	1,462	983
EBITDA	$17,437	$14,374	$43,036	$14,515	$6,158

13.	Subsequent Event

On June 30, 2012, the Company completed its acquisition of the Codan Satcom business from Codan Limited, an Australian-based public company, for a payment of approximately $9.0 million in cash, subject to customary working capital adjustments, and a maximum of $4.5 million in potential additional payments if certain earn-out objectives and financial targets are achieved over the following two years. The acquisition was funded entirely from the Company's cash on hand. Codan Satcom designs and manufactures solid-state radio frequency subsystems for satellite communications services to commercial and government customers. The acquisition of Codan Satcom expands the Company's portfolio of solid-state and satellite communications products and enables the Company to offer customers the most complete line of satellite communications amplifiers, operating at all satellite uplink frequencies and power levels, in the industry.

The Company will record the purchase of Codan Satcom using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Codan Satcom's operations will be included in the Company's consolidated results of operations beginning on the date of the acquisition.

The Company is currently evaluating the fair values of the assets acquired and liabilities assumed and expects to complete its purchase price allocation in the fourth quarter of fiscal year 2012.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

During the three months ended June 29, 2012, the Company incurred $0.7 million of costs related to the acquisition of Codan Satcom. These costs are included in general and administrative expense in the Company's condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended June 29, 2012.

14.Supplemental Guarantors Condensed Consolidating Financial Information

The tables that follow reflect the supplemental guarantor financial information associated with CPII’s 8% Notes issued on February 11, 2011. The 8% Notes are guaranteed by Parent and, subject to certain exceptions, each of Parent’s existing and future domestic restricted subsidiaries (other than CPII) on a senior unsecured basis. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis and (ii) CPII’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the guarantor subsidiaries (all of the domestic subsidiaries), (b) the non-guarantor subsidiaries, (c) the consolidating elimination entries, and (d) the consolidated totals. The accompanying consolidating financial information should be read in connection with the consolidated financial statements of the Company.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 29, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$27,405	$14,069	$—	$41,474
Restricted cash	—	—	2,098	87	—	2,185
Accounts receivable, net	—	—	32,624	14,889	—	47,513
Inventories	—	—	61,718	21,865	(563)	83,020
Deferred tax assets	—	—	12,603	383	—	12,986
Intercompany receivable	—	—	39,265	20,716	(59,981)	—
Prepaid and other current assets	1	70	4,476	1,331	214	6,092
Total current assets	1	70	180,189	73,340	(60,330)	193,270
Property, plant and equipment, net	—	—	64,811	15,689	—	80,500
Deferred debt issue costs, net	—	12,494	—	—	—	12,494
Intangible assets, net	—	—	163,514	86,969	—	250,483
Goodwill	—	—	92,126	86,604	—	178,730
Other long-term assets	—	—	5,295	265	—	5,560
Investment in subsidiaries	192,661	570,354	13,698	—	(776,713)	—
Total assets	$192,662	$582,918	$519,633	$262,867	$(837,043)	$721,037
Liabilities and stockholders' equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	—	—	15,178	8,845	—	24,023
Accrued expenses	343	6,806	16,271	5,267	(1)	28,686
Product warranty	—	—	3,050	1,397	—	4,447
Income taxes payable	—	—	1,464	3,344	—	4,808
Advance payments from customers	—	—	9,177	3,903	—	13,080
Intercompany payable	—	1,401	—	—	(1,401)	—
Total current liabilities	343	11,307	45,140	22,756	(1,402)	78,144
Deferred income taxes	—	—	62,448	23,734	—	86,182
Long-term debt, less current portion	—	359,058	—	—	—	359,058
Other long-term liabilities	—	—	4,496	838	—	5,334
Total liabilities	343	370,365	112,084	47,328	(1,402)	528,718
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	376,783	210,231	(798,114)	—
Equity investment in subsidiary	(497)	(497)	9,356	—	(8,362)	—
Additional paid-in capital	198,310	—	—	(529)	529	198,310
Accumulated other comprehensive loss	—	—	—	(497)	—	(497)
(Accumulated deficit) retained earnings	(5,494)	1,950	21,410	6,334	(29,694)	(5,494)
Total stockholders’ equity	192,319	212,553	407,549	215,539	(835,641)	192,319
Total liabilities and stockholders' equity	$192,662	$582,918	$519,633	$262,867	$(837,043)	$721,037

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$20,465	$14,490	$—	$34,955
Restricted cash	—	—	2,277	93	—	2,370
Accounts receivable, net	—	—	30,713	14,897	—	45,610
Inventories	—	—	58,534	20,410	(648)	78,296
Deferred tax assets	—	—	13,848	566	—	14,414
Intercompany receivable	—	—	28,455	21,125	(49,580)	—
Prepaid and other current assets	440	45	4,677	1,078	246	6,486
Total current assets	440	45	158,969	72,659	(49,982)	182,131
Property, plant and equipment, net	—	—	65,618	16,057	—	81,675
Deferred debt issue costs, net	—	14,073	—	—	—	14,073
Intangible assets, net	—	—	170,525	91,707	—	262,232
Goodwill	—	—	92,329	86,654	—	178,983
Other long-term assets	—	—	5,112	93	—	5,205
Investment in subsidiaries	190,491	563,005	14,463	—	(767,959)	—
Total assets	$190,931	$577,123	$507,016	$267,170	$(817,941)	$724,299
Liabilities and stockholders' equity
Current portion of long-term debt	$—	$1,500	$—	$—	$—	$1,500
Accounts payable	32	(5)	15,073	12,088	—	27,188
Accrued expenses	1,003	2,530	17,369	6,404	(5)	27,301
Product warranty	—	—	3,787	1,820	—	5,607
Income taxes payable	—	—	34	2,878	—	2,912
Advance payments from customers	—	—	9,489	5,172	—	14,661
Intercompany payable	—	1,401	—	—	(1,401)	—
Total current liabilities	1,035	5,426	45,752	28,362	(1,406)	79,169
Deferred income taxes	—	—	62,347	24,921	—	87,268
Long-term debt, less current portion	—	361,697	—	—	—	361,697
Other long-term liabilities	—	—	5,429	840	—	6,269
Total liabilities	1,035	367,123	113,528	54,123	(1,406)	534,403
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	376,158	210,113	(797,371)	—
Equity investment in subsidiary	(1,185)	(1,185)	9,356	—	(6,986)	—
Additional paid-in capital	197,564	—	—	—	—	197,564
Accumulated other comprehensive loss	—	—	—	(1,185)	—	(1,185)
(Accumulated deficit) retained earnings	(6,483)	85	7,974	4,119	(12,178)	(6,483)
Total stockholders’ equity	189,896	210,000	393,488	213,047	(816,535)	189,896
Total liabilities and stockholders' equity	$190,931	$577,123	$507,016	$267,170	$(817,941)	$724,299

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 29, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$73,736	$37,251	$(13,794)	$97,193
Cost of sales	—	—	53,540	27,998	(13,862)	67,676
Gross profit	—	—	20,196	9,253	68	29,517
Operating costs and expenses:
Research and development	—	—	1,088	2,282	—	3,370
Selling and marketing	—	—	2,891	2,318	—	5,209
General and administrative	559	748	3,950	1,053	—	6,310
Amortization of acquisition-related intangible assets	—	—	1,723	941	—	2,664
Total operating costs and expenses	559	748	9,652	6,594	—	17,553
Operating (loss) income	(559)	(748)	10,544	2,659	68	11,964
Interest expense (income), net	—	6,787	1	(4)	—	6,784
(Loss) income before income tax expense and equity in income of subsidiaries	(559)	(7,535)	10,543	2,663	68	5,180
Income tax (benefit) expense	(212)	(2,891)	5,146	166	26	2,235
Equity in income of subsidiaries	3,292	7,936	201	—	(11,429)	—
Net income	2,945	3,292	5,598	2,497	(11,387)	2,945
Equity in other comprehensive income of subsidiaries, net of tax	(356)	(356)	—	—	712	—
Other comprehensive loss, net of tax	—	—	—	(356)	—	(356)
Comprehensive income	$2,589	$2,936	$5,598	$2,141	$(10,675)	$2,589

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended July 1, 2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$73,133	$50,735	$(19,662)	$104,206
Cost of sales	—	—	57,229	39,914	(20,066)	77,077
Gross profit	—	—	15,904	10,821	404	27,129
Operating costs and expenses:
Research and development	—	—	1,015	2,254	—	3,269
Selling and marketing	—	—	2,900	2,400	—	5,300
General and administrative	600	(12)	4,886	953	—	6,427
Amortization of acquisition-related intangible assets	—	—	2,618	2,235	—	4,853
Strategic alternative transaction expenses	334	—	—	10	—	344
Total operating costs and expenses	934	(12)	11,419	7,852	—	20,193
Operating (loss) income	(934)	12	4,485	2,969	404	6,936
Interest expense (income), net	—	6,812	3	(4)	—	6,811
(Loss) income before income tax expense and equity in income of subsidiaries	(934)	(6,800)	4,482	2,973	404	125
Income tax expense (benefit)	1,164	(2,787)	3,463	(37)	154	1,957
Equity in income of subsidiaries	266	4,279	300	—	(4,845)	—
Net (loss) income	(1,832)	266	1,319	3,010	(4,595)	(1,832)
Equity in other comprehensive income of subsidiaries, net of tax	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—
Comprehensive (loss) income	$(1,832)	$266	$1,319	$3,010	$(4,595)	$(1,832)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Months Ended June 29, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$216,889	$114,534	$(44,792)	$286,631
Cost of sales	—	—	162,690	88,822	(44,877)	206,635
Gross profit	—	—	54,199	25,712	85	79,996
Operating costs and expenses:
Research and development	—	—	3,380	7,017	—	10,397
Selling and marketing	—	—	9,295	7,050	—	16,345
General and administrative	1,413	814	11,973	4,283	—	18,483
Amortization of acquisition-related intangible assets	—	—	6,514	4,738	—	11,252
Total operating costs and expenses	1,413	814	31,162	23,088	—	56,477
Operating (loss) income	(1,413)	(814)	23,037	2,624	85	23,519
Interest expense (income), net	—	20,446	3	(12)	—	20,437
(Loss) income before income tax expense and equity in income of subsidiaries	(1,413)	(21,260)	23,034	2,636	85	3,082
Income tax (benefit) expense	(537)	(8,078)	10,255	421	32	2,093
Equity in income of subsidiaries	1,865	15,047	657	—	(17,569)	—
Net income	989	1,865	13,436	2,215	(17,516)	989
Equity in other comprehensive income of subsidiaries, net of tax	688	688	—	—	(1,376)	—
Other comprehensive income, net of tax	—	—	—	688	—	688
Comprehensive income	$1,677	$2,553	$13,436	$2,903	$(18,892)	$1,677

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the period from February 11, 2011 to July 1, 2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$118,502	$77,177	$(31,669)	$164,010
Cost of sales	—	—	91,395	60,857	(31,179)	121,073
Gross profit	—	—	27,107	16,320	(490)	42,937
Operating costs and expenses:
Research and development	—	—	1,630	3,802	—	5,432
Selling and marketing	—	—	4,375	3,627	—	8,002
General and administrative	903	(25)	6,817	1,857	—	9,552
Amortization of acquisition-related intangible assets	—	—	3,928	3,354	—	7,282
Strategic alternative transaction expenses	9,119	—	—	10	—	9,129
Total operating costs and expenses	10,022	(25)	16,750	12,650	—	39,397
Operating (loss) income	(10,022)	25	10,357	3,670	(490)	3,540
Interest expense (income), net	—	10,626	325	(2)	—	10,949
Loss (gain) on debt extinguishment, net	—	253	(119)	—	—	134
(Loss) income before income tax expense and equity in income of subsidiaries	(10,022)	(10,854)	10,151	3,672	(490)	(7,543)
Income tax (benefit) expense	(3,809)	(4,125)	9,636	(54)	(186)	1,462
Equity in income of subsidiaries	(2,792)	3,937	531	—	(1,676)	—
Net (loss) income	(9,005)	(2,792)	1,046	3,726	(1,980)	(9,005)
Equity in other comprehensive income of subsidiaries, net of tax	225	225	—	—	(450)	—
Other comprehensive income, net of tax	—	—	—	225	—	225
Comprehensive (loss) income	$(8,780)	$(2,567)	$1,046	$3,951	$(2,430)	$(8,780)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 29, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$1,125	$12,429	$931	$14,485
Cash flows from investing activities
Capital expenditures	—	—	(5,618)	(823)	(6,441)
Acquisition	—	—	(400)	—	(400)
Net cash used in investing activities	—	—	(6,018)	(823)	(6,841)
Cash flows from financing activities
Repayment of borrowings under Successor's term loan facility	—	(1,125)	—	—	(1,125)
Intercompany dividends			529	(529)	—
Net cash (used in) provided by financing activities	—	(1,125)	529	(529)	(1,125)
Net increase (decrease) in cash and cash equivalents	—	—	6,940	(421)	6,519
Cash and cash equivalents at beginning of period	—	—	20,465	14,490	34,955
Cash and cash equivalents at end of period	$—	$—	$27,405	$14,069	$41,474

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the period from February 11, 2011 to July 1, 2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$7,340	$—	$7,340
Cash flows from investing activities
Capital expenditures	—	—	(1,834)	(649)	(2,483)
Acquisition	—	(370,490)	—	—	(370,490)
Net cash used in investing activities	—	(370,490)	(1,834)	(649)	(372,973)
Cash flows from financing activities
Equity investment, net	197,144	—	—	—	197,144
Proceeds from issuance of Successor's senior subordinated notes	—	208,550	—	—	208,550
Borrowings under Successor's term loan facility	—	143,815	—	—	143,815
Debt issue costs	—	(3,071)	—	—	(3,071)
Redemption and repurchase of Predecessor's senior subordinated notes and floating rate notes	—	(12,000)	(117,000)	—	(129,000)
Repayment of borrowings under Predecessor's term loan facility	—	—	(66,000)	—	(66,000)
Repayment of borrowings under Successor's term loan facility	—	(750)	—	—	(750)
Intercompany financing activity	(197,144)	33,892	163,252	—	—
Net cash provided by (used in) financing activities	—	370,436	(19,748)	—	350,688
Net decrease in cash and cash equivalents	—	(54)	(14,242)	(649)	(14,945)
Cash and cash equivalents at beginning of period	—	54	44,790	2,025	46,869
Cash and cash equivalents at end of period	$—	$—	$30,548	$1,376	$31,924

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2012 and 2011 comprise the 52-week periods ending September 28, 2012 and September 30, 2011, respectively. The three month periods ended June 29, 2012 and July 1, 2011 each include 13 weeks. The nine month periods ended June 29, 2012 and July 1, 2011 each include 39 weeks. The discussion and analysis of results of operations and financial condition for the nine-month period ended July 1, 2011 included herein is based on combined results of Parent (defined below) for the period February 11, 2011 through July 1, 2011 and Predecessor (defined below) for the period October 2, 2010 through February 10, 2011. This presentation of the combined results of operations for the nine-month period ended July 1, 2011 does not comply with generally accepted accounting principles (“GAAP”) in the United States or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

Recent Event

On June 30, 2012, we completed our acquisition of the Codan Satcom business from Codan Limited, an Australian-based public company, for a payment of approximately $9.0 million in cash, subject to customary working capital adjustments, and a maximum of $4.5 million in potential additional payments if certain earn-out objectives and financial targets are achieved over the next two years. The acquisition was funded entirely from our cash on hand. Codan Satcom designs and manufactures solid-state radio frequency subsystems for satellite communications services to commercial and government customers. The acquisition of Codan Satcom expands our portfolio of solid-state and satellite communications products and enables us to offer customers the most complete line of satellite communications amplifiers, operating at all satellite uplink frequencies and power levels, in the industry.

The Codan Satcom business, which consists of operations based in Newton, South Australia and the Locus Microwave operations based in Boalsburg, Pennsylvania, will be integrated into our Communications & Medical Products Division in Ontario, Canada. Over an approximately nine-month period, we will relocate the Australian-based operations, which design and manufacture C-band and Ku-band subsystems and block-up converters (“BUCs”), to our existing Canadian facilities. We are also establishing an engineering center in South Australia for a number of key research and development personnel from these operations. The Pennsylvania-based Locus Microwave operations, which design and manufacture X-band and Ku-band BUCs, primarily for military communications applications, will remain in their current location and will be operated under the name “CPI Locus Microwave.”

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

Our orders by market for the nine months ended June 29, 2012 and July 1, 2011 are summarized as follows (dollars in millions):

	Nine Months Ended
	June 29, 2012		July 1, 2011		(Decrease) Increase
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$119.5	43%	$128.0	42%	$(8.5)	(7)%
Medical	49.0	17	49.6	16	(0.6)	(1)
Communications	87.9	31	97.2	32	(9.3)	(10)
Industrial	14.5	5	19.5	7	(5.0)	(26)
Scientific	10.7	4	7.7	3	3.0	39
Total	$281.6	100%	$302.0	100%	$(20.4)	(7)%

Orders of $281.6 million for the nine months ended June 29, 2012 were $20.4 million, or approximately 7%, lower than orders of $302.0 million for the nine months ended July 1, 2011. Explanations for the order increase or decrease by market for the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are primarily comprised of many smaller orders of less than $3.0 million by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets decreased 7% from an aggregate of $128.0 million in the first nine months of fiscal year 2011 to an aggregate of $119.5 million in the first nine months of fiscal year 2012. The decrease in orders for these combined markets resulted primarily from the expected absence of a large, non-recurring program for counter-improvised explosive devices

(“counter-IEDs”) that was completed in fiscal year 2011. We recorded approximately $18 million in orders for this program in the first nine months of fiscal year 2011, as compared to no orders for this program in the current fiscal year. Partially offsetting this decrease, demand for products to support the Aegis weapons systems, various foreign radar systems and the radars for certain missile systems increased during the first nine months of fiscal year 2012.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and other applications, and for radiation therapy applications for the treatment of cancer. The 1% decrease in medical orders resulted primarily from a decrease in demand for products to support MRI applications that was largely due to the typically irregular timing and size of orders to support those applications. This decrease was offset, in part, by an increase in demand for products to support x-ray imaging applications, particularly from customers participating in x-ray imaging programs in Russia.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 10% decrease in communications orders was primarily due to decreases in orders to support military communications applications, including telemetry antenna applications and, as expected, the Warfighter Information Network - Tactical (“WIN-T”) program, as we have substantially completed our involvement in Increment One of the WIN-T program. Orders for certain commercial satellite applications also decreased. These decreases were partially offset by an increase in orders for certain military communications applications.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $5.0 million decrease in industrial orders was due to reduced demand for products to support semiconductor manufacturing, industrial testing, electromagnetic compatibility testing and nuclear magnetic resonance applications, and was partially offset by an increase in demand for products to support cargo screening applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $3.0 million increase in scientific orders was primarily the result of an increase in orders to support certain fusion research and accelerator programs.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter's or year's order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of June 29, 2012, we had an order backlog of $243.5 million compared to an order backlog of $256.7 million as of July 1, 2011. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government end-use orders. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

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

We believe that the Merger resulted, and will continue to result, in certain benefits, including certain cost savings and operational efficiencies through elimination of redundant public company and other general and administrative expenses. However, the Merger also increased, and will continue to increase, certain of our noncash expenses (on pretax basis), such as: (1) a $7.7 million charge, distributed over the three fiscal quarters following the date of the Merger, for the utilization of the net increase in cost basis of inventory, (2) a $15.3 million charge, distributed over the eight fiscal quarters following the date of the Merger, for the amortization of backlog, (3) a $6.1 million annual increase in depreciation and amortization expense as a result of the fair market value adjustments to all other intangibles and property, plant and equipment, and (4) an estimated $0.7 million annual increase in amortization of the new debt issue costs and discount. The Merger also increased, and will continue to increase, certain of our cash expenses (on pretax basis), such as: (1) an estimated $11.4 million annual increase in interest expense, and (2) a yearly charge estimated to be at least $1.8 million for the annual Sponsor's advisory fee.

Three Months Ended June 29, 2012 Compared to Three Months Ended July 1, 2011
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				(Decrease) Increase
	June 29, 2012		July 1, 2011
	Amount	% of Sales	Amount	% of Sales	Amount
Sales	$97.2	100.0%	$104.2	100.0%	$(7.0)
Cost of sales (a)	67.7	69.7	77.1	74.0	(9.4)
Gross profit	29.5	30.3	27.1	26.0	2.4
Research and development	3.4	3.5	3.3	3.2	0.1
Selling and marketing	5.2	5.3	5.3	5.1	(0.1)
General and administrative	6.3	6.5	6.4	6.1	(0.1)
Amortization of acquisition-related intangibles	2.7	2.8	4.9	4.7	(2.2)
Strategic alternative transaction expenses	—	—	0.3	0.3	(0.3)
Operating income	12.0	12.3	6.9	6.6	5.1
Interest expense, net	6.8	7.0	6.8	6.5	—
Income before taxes	5.2	5.3	0.1	0.1	5.1
Income tax expense	2.2	2.3	2.0	1.9	0.2
Net income (loss)	$2.9	3.0%	$(1.8)	(1.7)%	$4.7
Other Data:
EBITDA (b)	$17.4	17.9%	$14.4	13.8%	$3.0

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

For a reconciliation of Net Income to EBITDA, see Note 12 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended June 29, 2012 and July 1, 2011 are summarized as follows (dollars in millions):

	Three Months Ended
	June 29, 2012		July 1, 2011		(Decrease) Increase
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$36.5	37%	$47.1	45%	$(10.6)	(23)%
Medical	18.3	19	16.6	16	1.7	10
Communications	33.0	34	32.2	31	0.8	2
Industrial	6.4	7	6.0	6	0.4	7
Scientific	3.0	3	2.3	2	0.7	30
Total	$97.2	100%	$104.2	100%	$(7.0)	(7)%

Sales of $97.2 million for the three months ended June 29, 2012 were $7.0 million, or approximately 7%, lower than sales of $104.2 million for the three months ended July 1, 2011. Explanations for the sales increase or decrease by market for the third quarter of fiscal year 2012 as compared to the third quarter of fiscal year 2011 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets decreased 23% from an aggregate of $47.1 million in the three months ended July 1, 2011 to an aggregate of $36.5 million in the three months ended June 29, 2012. The decrease in sales for these combined markets resulted from the expected absence of a large, non-recurring program for counter-IEDs that was completed in fiscal year 2011. We recorded approximately $14 million in sales for this program in the third quarter of fiscal year 2011, as compared to no sales for this program in the most recent period. Partially offsetting this decrease, sales of products to support the radars for certain missile systems increased during the third quarter of fiscal year 2012.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 10% increase in sales of our medical products was due to an increase in sales of products to support radiation therapy applications, as well as an increase in sales to support x-ray imaging applications, particularly for customers participating in x-ray imaging programs in Russia. These increases were partially offset by a decrease in sales to support MRI applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 2% increase in sales in the communications market was primarily due to an increase in sales for commercial satellite broadcasting applications. This increase was partially offset by a decrease in sales, as expected, for the WIN-T military communications program, as we have substantially completed our involvement in Increment One of the WIN-T program.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.4 million increase in sales of industrial products in the most recent period was primarily due to increased sales to support cargo screening applications. This increase was partially offset by decreased sales of products for semiconductor manufacturing applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.7 million increase in scientific sales was primarily the result of increased sales of products for accelerator applications.

Gross Profit. Gross profit was $29.5 million, or 30.3% of sales, for the three months ended June 29, 2012 as compared to $27.1 million, or 26.0% of sales, for the three months ended July 1, 2011. The $2.4 million increase in gross profit in the three months ended June 29, 2012 as compared to the three months ended July 1, 2011 was primarily due to the $3.9 million of utilization of the net increase in cost basis of the inventory that resulted from purchase accounting in connection with the Merger in the three months ended July 1, 2011, partially offset by lower shipment volume and the related operating inefficiencies for the three months ended June 29, 2012. In addition, there was a significant improvement in operating margins for telemetry products as a development program that incurred losses in the three months ended July 1, 2011 did not repeat in the current period.
Research and Development. Company-sponsored research and development expenses were $3.4 million, or 3.5% of sales, for the three months ended June 29, 2012, and $3.3 million, or 3.2% of sales, for the three months ended July 1, 2011.
Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	June 29, 2012	July 1, 2011
Company sponsored	$3.4	$3.3
Customer sponsored, charged to cost of sales	3.4	4.6
	$6.8	$7.9

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products. Prior to the first quarter of fiscal year 2012, we disclosed in the above table customer-sponsored research and development based on the amount charged to costs of sales upon revenue recognition rather than the amount of expenditures incurred for these activities as the development work was performed. For comparative purposes, prior period's amount presented above has been adjusted to reflect expenditures incurred for customer-sponsored research and development activities and to conform to current period presentation.
Selling and Marketing. Selling and marketing expenses were $5.2 million, or 5.3% of sales, for the three months ended June 29, 2012, a $0.1 million decrease from the $5.3 million, or 5.1% of sales, for the three months ended July 1, 2011.
General and Administrative. General and administrative expenses were $6.3 million, or 6.5% of sales, for the three months ended June 29, 2012 as compared to the $6.4 million, or 6.1% of sales, for the three months ended July 1, 2011. The three months ended June 29, 2012 included legal, tax and other professional service fees of approximately $0.7 million to assist with the Codan Satcom acquisition. These expenses were partially offset by lower spending on other professional services fees and gains on the excluded portion of foreign currency contracts for the three months ended June 29, 2012 compared to the three months ended July 1, 2011.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. The $2.2 million decrease in amortization of acquisition-related intangibles for the three months ended June 29, 2012 compared to the three months ended July 1, 2011 was due primarily to a portion of backlog amortization completing on February 11, 2012.
Interest Expense, Net (“Interest Expense”). Interest expense was $6.8 million, or 7.0% of sales, for the three months ended June 29, 2012, and $6.8 million, or 6.5% of sales, for the three months ended July 1, 2011.
Income Tax Expense. We recorded income tax expense of $2.2 million for the three months ended June 29, 2012 and income tax expense of $2.0 million for the three months ended July 1, 2011. Income tax expense for the three months ending June 29, 2012 differs from income tax expense computed using the federal statutory rate of 35% primarily due to discrete tax charges related to filing prior year U.S. income tax returns. Income tax expense for the three months ending July 1, 2011 differs from income tax expense computed using the federal statutory rate of 35% primarily due to non-deductible Merger expenses and U.S. inclusion of foreign income and foreign tax rate differences.

Net Income (Loss). Net income was $2.9 million, or 3.0% of sales, in the three months ended June 29, 2012 as compared to a net loss of $1.8 million, or negative 1.7% of sales, in the three months ended July 1, 2011. The $4.7 million increase in net income in the three months ended June 29, 2012 as compared to the three months ended July 1, 2011 was primarily due to the $3.9 million of utilization of the net increase in cost basis of the inventory that resulted from purchase accounting in connection with the Merger for the three months ended July 1, 2011; lower intangible amortization expense and improved operating performance for telemetry products, as a development program that incurred losses for the three months ending July 1, 2011 did not repeat in the current period; partially offset by lower shipment volume and the related operating inefficiencies for the three months ended June 29, 2012.
EBITDA. EBITDA was $17.4 million, or 17.9% of sales, for the three months ended June 29, 2012 as compared to $14.4 million, or 13.8% of sales, for the three months ended July 1, 2011. The $3.0 million increase in EBITDA in the three months ended June 29, 2012 as compared to the three months ended July 1, 2011 was primarily due to the $3.9 million of utilization of the net increase in cost basis of the inventory that resulted from purchase accounting in connection with the Merger for the three months ended July 1, 2011; and improved operating performance for telemetry products, as a development program that incurred losses for the three months ending July 1, 2011 did not repeat in the current period, These items were partially offset by lower shipment volume and the related operating inefficiencies for the three months ended June 29, 2012.

Nine Months Ended June 29, 2012, Periods February 11, 2011 to July 1, 2011 and October 2, 2010 to February 10, 2011 and Nine Months Ended July 1, 2011

The results of operations for the nine months ending July 1, 2011 comprise the combined results of Successor for the period February 11, 2011 to July 1, 2011 and of the Predecessor for the period October 2, 2010 to February 10, 201l. The Successor and Predecessor periods have been prepared under two different historical-cost bases of accounting. This combination of Successor and Predecessor results of operations does not comply with generally accepted accounting principles in the United States or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results.

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Fiscal Year
	2012		2011
	Nine Months		February 11, 2011		October 2, 2010		Nine Months
	Ended June 29, 2012 Successor		to July 1, 2011 Successor		to February 10, 2011 Predecessor		Ended July 1, 2011 Combined		(Decrease) Increase
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount
Sales	$286.6	100.0%	$164.0	100.0%	$124.2	100.0%	$288.2	100.0%	$(1.6)
Cost of sales (a)	206.6	72.1	121.1	73.8	91.4	73.6	212.5	73.7	(5.9)
Gross profit	80.0	27.9	42.9	26.2	32.8	26.4	75.8	26.3	4.2
Research and development	10.4	3.6	5.4	3.3	5.0	4.0	10.4	3.6	—
Selling and marketing	16.3	5.7	8.0	4.9	8.3	6.7	16.3	5.7	—
General and administrative	18.5	6.5	9.6	5.9	11.9	9.6	21.4	7.4	(2.9)
Amortization of acquisition-related intangibles	11.3	3.9	7.3	4.5	1.0	0.8	8.3	2.9	3.0
Strategic alternative transaction expenses	—	—	9.1	5.5	4.7	3.8	13.8	4.8	(13.8)
Operating income	23.5	8.2	3.5	2.1	2.0	1.6	5.6	1.9	17.9
Interest expense, net	20.4	7.1	10.9	6.6	5.8	4.7	16.7	5.8	3.7
Loss on debt extinguishment, net	—	—	0.1	0.1	—	—	0.1	—	(0.1)
Income (loss) before taxes	3.1	1.1	(7.5)	(4.6)	(3.7)	(3.0)	(11.3)	(3.9)	14.4
Income tax expense	2.1	0.7	1.5	0.9	1.0	0.8	2.4	0.8	(0.3)
Net income (loss)	$1.0	0.3%	$(9.0)	(5.5)%	$(4.7)	(3.8)%	$(13.7)	(4.8)%	$14.7
Other Data:
EBITDA (b)	$43.0	15.0%	$14.5	8.8%	$6.2	5.0%	$20.7	7.2%	$22.3
Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for the period February 11, 2011 to July 1, 2011 and the nine months ended July 1, 2011 includes $7.5 of utilization of the net increase in cost basis of inventory due to purchase accounting in connection with the Merger.

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

•
our senior credit facilities contain a covenant that requires us to maintain a total leverage ratio that contains EBITDA as a component, and our management team uses EBITDA to monitor compliance with this covenant;

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

Nine Months Ended June 29, 2012 Compared to Nine Months Ended July 1, 2011
Sales. Our sales by market for the nine months ended June 29, 2012 and July 1, 2011 are summarized as follows (dollars in millions):

	Nine Months Ended
	June 29, 2012		July 1, 2011		(Decrease) Increase
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$106.0	37%	$114.5	40%	$(8.5)	(7)%
Medical	57.7	20	49.9	17%	7.8	16%
Communications	95.3	33	97.7	34%	(2.4)	(2)%
Industrial	17.9	6	17.4	6%	0.5	3%
Scientific	9.7	4	8.7	3%	1.0	11%
Total	$286.6	100%	$288.2	100%	$(1.6)	(1)%
Sales of $286.6 million for the nine months ended June 29, 2012 were essentially unchanged from the sales of $288.2 million for the nine months ended July 1, 2011. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of the receipt of orders and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these markets decreased 7% from an aggregate of $114.5 million in the nine months ended July 1, 2011 to an aggregate of $106.0 million in the nine months ended June 29, 2012. The decrease in sales for these combined markets primarily resulted from the expected absence of a large, non-recurring program for counter-IEDs that was completed in fiscal year 2011. We recorded approximately $14 million in sales for this program in the first nine months of fiscal year 2011, as compared to no sales for this program in the most recent period. Partially offsetting this decrease, sales of products to support the radars for certain missile systems and the Aegis weapons systems increased during the nine months ended June 29, 2012.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 16% increase in sales of our medical products was primarily due to an increase in sales of products to support x-ray imaging applications, particularly for customers participating in x-ray imaging programs in Russia. This increase was partially offset by a decrease in sales of products to support MRI applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 2% decrease in sales in the communications market was primarily attributable to an approximately $11 million decrease in sales for the WIN-T military communications program, as expected, as we have substantially completed our involvement in Increment One of the WIN-T program. This decrease was partially offset by an increase in sales of products to support commercial communications applications, including fixed satellite services and direct-to-home broadcasting applications, as well as certain military communications applications.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.5 million increase in sales of industrial products in the most recent period was primarily due to increased sales to support cargo screening applications. This increase was partially offset by decreased sales of products for semiconductor manufacturing applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.0 million increase in scientific sales was primarily the result of increased sales for accelerator applications.

Gross Profit. Gross profit was $80.0 million, or 27.9% of sales, for the nine months ended June 29, 2012, a $4.2 million increase from $75.8 million, or 26.3% of sales, in the nine months ended July 1, 2011. The increase in gross profit in the nine months ended June 29, 2012 as compared to the nine months ended July 1, 2011 was primarily due to the $7.5 million of utilization of the net increase in cost basis of the inventory due to purchase accounting in connection with the Merger in the nine months ended July 1, 2011, partially offset by lower gross profit resulting from lower sales volume, lower gross profit on several new programs and the unfavorable impact from translation of Canadian costs in fiscal year 2012.
Research and Development. Research and development expenses were $10.4 million, or 3.6% of sales, for both the nine months ended June 29, 2012, and the nine months ended July 1, 2011. Higher spending for research and development of $0.3 million for the nine months ended June 29, 2012 was mostly offset by lower stock compensation expense from the accelerated vesting of stock options in connection with the Merger for the nine months ended July 1, 2011.
Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Nine Months Ended
	June 29, 2012	July 1, 2011
Company sponsored	$10.4	$10.4
Customer sponsored, charged to cost of sales	10.8	14.1
	$21.2	$24.5

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products. Prior to the first quarter of fiscal year 2012, we disclosed in the above table customer-sponsored research and development based on the amount charged to costs of sales upon revenue recognition rather than the amount of expenditures incurred for these activities as the development work was performed. For comparative purposes, prior period's amount presented above has been adjusted to reflect expenditures incurred for customer-sponsored research and development activities and to conform to current period presentation.
Selling and Marketing. Selling and marketing expenses were $16.3 million, or 5.7% of sales, for both the nine months ended June 29, 2012, and the nine months ended July 1, 2011. Higher sales commission expense for the nine months ended June 29, 2012 was mostly offset by lower stock compensation expense of $0.4 million from the accelerated vesting of stock options in connection with the Merger for the nine months ended July 1, 2011.

General and Administrative. General and administrative expenses were $18.5 million, or 6.5% of sales, for the nine months ended June 29, 2012, a $2.9 million decrease from the $21.4 million, or 7.4% of sales, for the nine months ended July 1, 2011. The decrease in general and administrative expenses in the nine months ended June 29, 2012 was primarily due to lower stock compensation expense of $2.8 million from the accelerated vesting of stock options in connection with the Merger for the nine months ended July 1, 2011. The nine months ended June 29, 2012 included legal, tax and other professional service fees to assist with the Codan acquisition which were partially offset by gains on the excluded portion of foreign currency contracts and lower management incentive expenses.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. The $3.0 million increase in amortization of acquisition-related intangibles for the nine months ended June 29, 2012 compared to the nine months ended July 1, 2011 was primarily due to the revaluation of intangible assets in connection with the Merger.
Strategic Alternative Transaction Expenses. Strategic alternative transaction expenses of $13.8 million for the nine months ended July 1, 2011 comprised CPII stock compensation expense and non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services, rendered in connection with the sale of Predecessor. CPII stock compensation expense of $5.2 million represents the amount of cash payments for the unvested portion of the stock awards for which vesting was accelerated as of the closing date of the Merger in accordance with the terms of the Merger Agreement.
Interest Expense, Net (“Interest Expense”). Interest expense of $20.4 million for the nine months ended June 29, 2012 was $3.7 million higher than interest expense of $16.7 million for the nine months ended July 1, 2011. The increase in interest expense for the nine months ended June 29, 2012 was primarily due to the $170 million increase in debt obligations in connection with the Merger.
Loss on Debt Extinguishment, Net (“Loss on Debt Extinguishment”). The loss on debt extinguishment of $0.1 million in the nine months ended July 1, 2011 resulted from the retirement of debt obligations in connection with the Merger. The loss on debt extinguishment comprises bond tender fees and other related expenses, net of a $0.5 million gain from debt repayment at less than fair value.
Income Tax Expense. We recorded income tax expense of $2.1 million for the nine months ended June 29, 2012 and an income tax expense of $2.4 million for the nine months ended July 1, 2011. Income tax expense for the nine months ending June 29, 2012 differs from income tax expense computed using the federal statutory rate of 35% primarily due to discrete tax charges related to filing prior year U.S. income tax returns and an adjustment to deferred taxes on undistributed earnings for our Canadian subsidiary. Income tax expense for the nine months ending July 1, 2011 differs from income tax expense computed using the federal statutory rate of 35% primarily due to non-deductible Merger expenses and U.S. inclusion of foreign income and foreign tax rate differences. The fiscal year 2012 effective income tax rate estimate excluding non-recurring discrete tax items is approximately 39%.
Net Income (Loss). Net income was $1.0 million, or 0.3% of sales, in the nine months ended June 29, 2012 as compared to a net loss of $13.7 million, or negative 4.8% of sales, in the nine months ended July 1, 2011. The $14.7 million decrease in net loss in the nine months ended June 29, 2012 as compared to the nine months ended July 1, 2011 was primarily due to Merger-related expenses in the nine months ended July 1, 2011, including strategic alternative transaction expenses, utilization of the net increase in cost basis of inventory, and accelerated stock compensation expense, partially offset by higher interest expense and intangible amortization in the nine months ended June 29, 2012.
EBITDA. EBITDA was $43.0 million, or 15.0% of sales, for the nine months ended June 29, 2012 as compared to $20.7 million, or 7.2% of sales, for the nine months ended July 1, 2011. The $22.3 million increase in EBITDA in the nine months ended June 29, 2012 as compared to the nine months ended July 1, 2011 was primarily due to Merger-related expenses in the nine months ended July 1, 2011, including strategic alternative transaction expenses, utilization of the net increase in cost basis of inventory, and accelerated stock compensation expense.

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

On June 30, 2012, we completed our acquisition of the Codan Satcom business from Codan Limited, an Australian-based public company, to whom we have paid, using cash on hand, $9.2 million (including goods and services tax), subject to customary working capital adjustments. We may be required to pay Codan Limited future consideration of up to $4.5 million, contingent upon the achievement of certain earn-out objectives and financial targets over the following two years.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	June 29, 2012	September 30, 2011
Cash and cash equivalents	$41.5	$35.0
Working capital	$115.1	$103.0

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $2.2 million as of June 29, 2012, consisting of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of June 29, 2012, excluding approximately $4.8 million of outstanding letters of credit, our total indebtedness was $362.7 million before unamortized original issue discount of $0.6 million. We also had an additional $25.2 million available for borrowing under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. For the three and nine months ended June 29, 2012, our interest expense exclusive of debt issue costs and discount amortization was $6.2 million and $18.8 million, respectively, and cash interest paid was $2.1 million and $14.8 million, respectively.

As of June 29, 2012 and September 30, 2011, we were in compliance with the covenants under the agreements governing our senior credit facilities and the indentures governing our senior notes. Currently, our most significant debt covenants require us to maintain a maximum leverage ratio of 6.75:1 and a minimum cash interest ratio of 1.75:1. Our current leverage ratio is approximately 5.7:1 and our cash interest ratio is approximately 2.4:1.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Fiscal Year
	2012	2011
	Nine Months	February 11	October 2, 2010
	Ended	to	to
	June 29, 2012	July 1, 2011	February 10, 2011
	Successor	Successor	Predecessor
Net cash provided by operating activities	$14.4	$7.3	$4.3
Net cash used in investing activities	(6.8)	(372.9)	(2.5)
Net cash (used in) provided by financing activities	(1.1)	350.7	2.2
Net increase (decrease) in cash and cash equivalents	$6.5	$(14.9)	$4.0

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $14.4 million in the nine months ended June 29, 2012 was attributable to net income of $1.0 million, and depreciation, amortization and other non-cash charges of $20.1 million, partially offset by net cash used in working capital of $6.7 million. The primary uses of cash for working capital during the nine months ended June 29, 2012 were increases in inventories and accounts receivable, as well as a decrease in accounts payable. Inventories increased in anticipation of fulfilling certain customer orders and due to an increase in longer-term programs. Accounts receivable increased due to the timing factors associated with shipments and sales. Accounts payable decreased due to the timing of vendor payments. The aforementioned uses of working capital were partially offset primarily by an increase in accrued interest due to the timing of payments on our long-term debt.

Net cash provided by operating activities of $7.3 million for the period February 11, 2011 to July 1, 2011 was attributable to net loss of $9.0 million, more than offset by depreciation, amortization and other non-cash charges of $16.3 million. Changes in working capital accounts essentially offset each other for the period February 11, 2011 to July 1, 2011. Working capital uses of cash in the period February 11, 2011 to July 1, 2011 were an increase in accounts receivable due to increased sales and a decrease in advance payments from customers due to timing differences in billing and receipt of contract advances. The aforementioned uses of working capital were offset by an increase in accrued expenses as a result of higher interest accrual on a higher amount of debt, an increase in income tax payable, net, mainly due to the timing of estimated quarterly federal income tax payments, and an increase in accounts payable as a result of increased inventory purchases to support increased orders and the sales level anticipated for the following fiscal quarter.

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

Investing Activities

Investing activities for the nine months ended June 29, 2012 comprised $6.4 million of capital expenditures and $0.4 million payment for a business combination.

Investing activities for the period February 11, 2011 to July 1, 2011 comprised payments made for the acquisition of Predecessor of $370.5 million and capital expenditures of $2.5 million. Investing activities for the period October 2, 2010 to February 10, 2011 comprised capital expenditures of $2.4 million.

Financing Activities

Financing activities for the nine months ended June 29, 2012 comprised repayment of borrowings under Successor’s term loan facility of $1.1 million.

Net cash provided by financing activities for the period February 11, 2011 to July 1, 2011 consisted of (1) $208.6 million proceeds, net of debt issue costs, from issuance of $215.0 million aggregate principal amount of 8.00% senior notes due 2018; (2) $197.1 million net capital contributions from Holding LLC; and (3) $143.8 million proceeds, net of debt issue costs and issue discount, from borrowings under a $150.0 million six-year term loan facility. The term loan is part of our senior secured credit facilities, which also include a $30.0 million five-year revolving credit facility that includes sub-limits for letters of credit and swingline loans. Net cash provided by financing activities was partially offset by our purchase or redemption of all of Predecessor's then-existing outstanding senior subordinated notes of $117.0 million and floating rate senior notes of $12.0 million, as well as repayment of the outstanding indebtedness of $66.0 million under Predecessor's then existing senior credit facilities. Net cash provided by financing activities was further offset by $3.1 million cash paid for additional new debt issue costs and $0.7 million repayment on the new term loan.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 29, 2012 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2012 (remaining three months)	2013 - 2014	2015 - 2016	Thereafter
Operating leases	$5,509	$400	$2,083	$689	$2,337
Purchase commitments	31,522	18,513	13,009	—	—
Debt obligations	362,750	375	4,600	3,000	354,775
Interest on debt obligations	138,342	10,656	49,889	49,544	28,253
Uncertain tax positions, including interest	8,007	1,138	6,869	—	—
Total cash obligations	$546,130	$31,082	$76,450	$53,233	$385,365
Standby letters of credit	$4,774	$4,774

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the timing of payments and actual amounts paid may be different.

The amounts for debt obligations and interest on debt obligations in the above table assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, (2) that interest rates in effect on June 29, 2012 remain constant for future periods, and (3) a debt level based on mandatory repayments according to the contractual amortization schedule. The debt obligations in the above table also reflect the prepayment requirement under our senior secured credit facilities, which commences with the fiscal year 2012 and is calculated based on a percentage of “excess cash flow” as defined in the credit agreement governing our senior credit facilities. The excess cash flow mandatory prepayment is required to be made within five business days of issuing the year-end consolidated financial statements. Based on current projections for fiscal year 2012, we estimate that a prepayment of $1.6 million will be required to be made during the first quarter of fiscal year 2013. Accordingly, classified together with $1.5 million of scheduled mandatory repayment as current in the condensed consolidated balance sheet, this $1.6 million is the only excess cash flow payment reflected in the table above. The remaining balance is classified as noncurrent and shown above based on the scheduled mandatory repayments under our senior secured credit facilities. As the excess cash flow mandatory prepayment estimate is based on our current financial projections for fiscal year 2012, the ultimate payment may differ from current estimate.

As of June 29, 2012, there were no material changes to our other contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with Securities and Exchange Commission. See also Note 8 of the accompanying unaudited condensed consolidated financial statements for details on certain of our contingencies.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the three and nine months ended June 29, 2012 were $2.1 million and $6.4 million, respectively. In fiscal year 2012, ongoing capital expenditures are expected to be approximately $7.5 to $8.5 million and to be funded by cash flows from operating activities.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of June 29, 2012, we had fixed-rate senior notes of $215.0 million due in 2018, bearing interest at 8% per year, and a variable–rate term loan of $147.2 million (net of $0.6 million unamortized original issue discount) under our senior secured credit facilities due in 2017. Our variable rate debt is subject to changes in the LIBOR rate. As of June 29, 2012, the variable interest rate on the term loan under the senior secured credit facilities was 5.0%.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815. At June 29, 2012, the fair value of foreign currency forward contracts was a short-term asset of $0.2 million (prepaid and other current assets), a long-term asset of $0.2 million (other long-term assets) and a short-term liability of $0.3 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. At June 29, 2012, the unrealized loss, net of tax of $0.1 million, was $0.2 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). No ineffective amounts were recognized due to anticipated transactions failing to occur for the three and nine months ended June 29, 2012, as well as in the three months ended July 1, 2011 and in the periods February 11 to July 1, 2011 and October 2, 2010 to February 10, 2011.

As of June 29, 2012, we had entered into Canadian dollar forward contracts for approximately $40.0 million (Canadian dollars), or approximately 63% of estimated Canadian dollar denominated expenses for July 2012 through September 2013, at an average rate of approximately 0.98 U.S. dollar to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.       Exhibits

No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
** XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL HOLDING CORP.

Dated:	August 8, 2012	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)