Form 10-Q/A
period 2012-06-29
CPI International Holding Corp.
filed 2012-09-06
CIK 1515003

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

Explanatory Note

The purpose of this Amendment No. 1 (the "Amendment") to CPI International Holding Corp's quarterly report on Form 10-Q for the quarter ended June 29, 2012, filed with the Securities and Exchange Commission on August 8, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Item 6.       Exhibits

No.	Description
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL HOLDING CORP.

Dated:	September 6, 2012	/s/ JOEL A. LITTMAN
Joel A. Littman Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Chief Financial Officer)