Form 10-K
period 2012-09-28
CPI International Holding Corp.
filed 2012-12-06
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 28, 2012
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

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of December 6, 2012, 1,000 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

CPI INTERNATIONAL HOLDING CORP.

EXHIBIT 3.2
EXHIBIT 3.4
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

PART I

Item 1.	Business

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

We have an extensive portfolio of more than 4,500 products that includes a wide range of electron device products, consisting of vacuum electron devices (“VEDs”), solid-state devices, medical x-ray generators and various electronic power supply and control equipment, as well as satellite communications (“satcom”) amplifiers and advanced antenna technology.

We estimate that our products are currently installed on more than 125 United States defense systems and more than 180 commercial systems. Both defense and commercial applications require the generation, control and transmission of high-power and high-frequency microwave and RF signals for which electron device products are the most efficient technology. Our products are elements of U.S. and foreign military programs and platforms, including numerous airborne, ship-borne and ground-based platforms. In addition to our strong presence in defense applications, we have successfully applied our key technologies to commercial end markets, including communications, medical, industrial and scientific applications, which provide us with a diversified base of sales. Revenues during fiscal year 2012 were split approximately evenly between defense and commercial applications.

We believe that the majority of our VED products are consumable with an average life of between three and seven years, and once they are installed in original equipment, they generate recurring sales of spares and repairs. We regularly work with our customers, often utilizing customer-funded R&D programs to create and upgrade customized products with enhanced bandwidth, power and reliability. We estimate that approximately 35% of our total sales for fiscal year 2012 were generated from sales of spares and repairs, including upgraded replacements for existing products, providing us with a relatively stable business that is less vulnerable to dramatic shifts in market conditions. In addition, in fiscal year 2012, we generated approximately 61% of our total sales from products for which we believe, based on information we collect during the ordering process, that we were the only supplier solicited by the applicable customers to provide such products.

We are organized into six divisions operating six manufacturing facilities in North America: Microwave Power Products Division (Palo Alto, California), Beverly Microwave Division (Beverly, Massachusetts), Satcom Division (Ontario, Canada), Communications & Medical Products Division (Ontario, Canada and Boalsburg, Pennsylvania), Econco Division (Woodland, California) and Malibu Division (Camarillo, California). Our Communications & Medical Products Division also has a research and development team in Adelaide, Australia specializing in solid-state products for the communications market. We sell and service our products to customers globally through our internal sales, marketing and service force of 151 professionals and 55 external sales organizations. Products are sold directly to the U.S. Department of Defense (“DoD”), foreign military services and commercial customers, as well as to original equipment manufacturers (“OEMs”) and systems integrators for ultimate sales to those customers. The U.S. Government is our only customer that accounted for more than 10% of our sales in fiscal year 2012. Approximately 35%, 40% and 34% of our sales in our 2012, 2011 and 2010 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors.

For the fiscal year ended September 28, 2012, we generated total sales of $391.2 million, net income of $3.7 million and Adjusted EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization, certain unusual or non-recurring items and certain non-cash items) of $64.4 million. See Item 6, “Selected Financial Data,” for additional information regarding Adjusted EBITDA.

Merger

On February 11, 2011, CPI International LLC (formerly, CPI International, Inc., “Predecessor”), then a Delaware corporation and publicly traded company, completed its merger with Catalyst Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of CPII (formerly, CPI International Acquisition, Inc.), a Delaware corporation, whereby Merger Sub merged with and into Predecessor (the “Merger”), with Predecessor continuing as the surviving corporation and a wholly owned subsidiary of CPII. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of November 24, 2010, among Predecessor, CPII and Merger Sub (the “Merger Agreement”). Immediately following the consummation of the Merger and related transactions, Predecessor was converted into a limited liability company and liquidated, and CPI International Acquisition, Inc. changed its name to CPI International, Inc. See Note 3, Business Combinations, to the accompanying consolidated financial statements for more information about the Merger. All references herein to fiscal year 2011 represent the combined operations of Predecessor from October 2, 2010 to February 10, 2011 and Successor from February 11, 2011 to September 30, 2011.

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

Recent Event

On June 30, 2012, we completed our acquisition of the Codan Satcom business from Codan Limited, an Australian-based public company. Codan Satcom designs and manufactures solid-state RF subsystems for satellite communications services to commercial and government customers. The acquisition of Codan Satcom expands our portfolio of solid-state and satellite communications products and enables us to offer customers the most complete line of satellite communications amplifiers, operating at all satellite uplink frequencies and power levels, in the industry.

The Codan Satcom business, which consists of operations based in Newton, South Australia and the Locus Microwave operations based in Boalsburg, Pennsylvania, was integrated into our Communications & Medical Products Division in Ontario, Canada. Over an approximately nine-month period following the date of acquisition, we will relocate the Australian-based operations, which design and manufacture C-band and Ku-band subsystems and block-up converters (“BUCs”), to our existing Canadian facilities. We also have established an engineering center in South Australia for a number of key research and development personnel from these operations. The Pennsylvania-based Locus Microwave operations, which design and manufacture X-band and Ku-band BUCs, primarily for military communications applications, remains in their current location and are now operating under the name “CPI Locus Microwave, Inc.”

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

Radar and Electronic Warfare Market (Defense)

Approximately half of our product sales for fiscal year 2012 were for U.S. and foreign government and military end use. We are one of three companies in the U.S. that have the facilities and expertise to produce a broad range of high-power microwave products customized to the demanding specifications required for advanced military applications.

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

We supply microwave power amplifiers for electronic warfare programs. Electronic warfare systems provide protection for ships, aircraft and high-value land targets against radar-guided weapons by interfering with, deceiving or disabling the threats. Electronic warfare systems include onboard electronic equipment, pods that attach under aircraft wings and expendable decoys. Within an electronic warfare system, our components amplify low-level incoming signals received from enemy radar or enemy communications systems and amplify or modify those signals to enable the electronic warfare system either to jam or deceive the threat. We believe that we are a leading provider of microwave power sources for electronic warfare systems, having sold thousands of devices for those systems and having a sole provider position in products for certain high-power phased array systems and expendable decoys. Electronic warfare programs also include devices and subsystems being developed or supplied for high-power microwave applications, such as systems to disable and destroy improvised explosive devices (“IEDs”) and Active Denial (a system that uses microwave energy to deter unfriendly personnel). Many of the electronic warfare programs on which we are a qualified supplier are well-entrenched current programs for which we believe that there is ongoing demand.

Our radar and electronic warfare products include microwave and power grid power sources, microwave amplifiers, solid-state amplifiers, receiver protectors and multifunction integrated microwave assemblies, as well as complete transmitter subsystems consisting of the microwave amplifier, power supply and control system. Our product offering in the radar and electronic warfare market also includes advanced antenna systems for radar and radar simulators. Our products are used in airborne, unmanned aerial vehicles (“UAVs”), ground and shipboard radar and electronic warfare systems. We believe that we are a leading provider of power grid and microwave power sources for government radar and electronic warfare applications, with an installed base of products on more than 125 systems and a sole provider position in numerous landmark programs. Key defense platforms on which we provide components include the Aegis Combat System; Phalanx, Automatic Radar Periscope Detection and Discrimination (“ARPDD”), Air Traffic Navigation, Integration and Coordination System (“ATNAVICS”) and Hawk radar systems; MK-53 NULKA shipboard decoy system; SIRFC on-board jamming system; Jackal counter-IED program, APN-245 Automatic Carrier Landing System (“ACLS”); and many of the U.S. military radar and electronic warfare systems in service.

Our sales in the radar and electronic warfare market, which we also call our defense market, were $147.0 million, $151.9 million and $131.6 million in fiscal years 2012, 2011 and 2010, respectively. On average for the past three fiscal years, approximately 53% of our sales in the radar and electronic warfare market have been generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products.

As a provider of products for U.S. Government and military end use, we are subject to certain risks particular to such activities. For example, the U.S. Government has the ability to terminate or modify our contracts and to audit our contract-related costs and fees. In addition, we are subject to additional laws and regulations as a U.S. Government contractor as well as possible false claim suits and “qui tam” or “whistleblower” suits. We also are a sole provider of some business to the U.S. Government that may be subject to competitive bidding in the future. For additional information regarding these risks, see “Risk Factors-Risks Relating To Our Business-We are subject to risks particular to companies supplying defense-related equipment and services to the U.S. Government. The realization of any of these risks could cause a loss of or decline in our sales to the U.S. Government.”

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

Sales in the medical market were $75.7 million, $68.0 million and $70.2 million in fiscal years 2012, 2011 and 2010, respectively.

Radiotherapy treatment sales have grown in the last several years as major suppliers of therapy equipment have introduced a number of key technological advances that enable their equipment to treat a greater number of oncology-related problems. We believe this trend will drive continued growth in demand for our products.

For many years, we have been the sole provider of klystron high-power microwave devices to Varian Medical Systems Inc.’s oncology systems division for use in its High Energy Clinac® radiation therapy machines for the treatment of cancer, and we expect this relationship to continue. We also provide x-ray generators for use on the TrueBeam™ radiotherapy systems for the treatment of cancer and on the On-Board Imager accessory for the Clinac and Trilogy™ medical linear accelerators. The On-Board Imager accessory is an automated system for image-guided radiation therapy uses high-resolution x-ray images to pinpoint tumor sites. Thousands of Varian Medical Systems’ medical linear accelerators for cancer radiotherapy are in service around the world.

The market for our x-ray generators and associated products is broad, ranging from dealers who buy only a few generators per year, up to large OEMs who buy hundreds per year. We sell our x-ray generators and associated equipment worldwide and have been growing both our geographic presence and our product portfolio. We have introduced new products, including mobile x-ray generators and x-ray generators with image processing systems, to assist customers in their migration from film-based radiology systems to digital radiology systems. We believe that we are one of the leading independent suppliers of x-ray generators in the world, and we believe that this market provides continued long-term growth opportunities for us.

We have traditionally focused on hospital, or “mid- to high-end,” applications, and we believe that we have become a premier supplier to this part of the market. There also exists substantial demand for “lower-end” applications, and, in recent years, we have introduced families of products that allow us to participate more fully in this part of the market.

Communications Market

In the communications market, we provide microwave and millimeter-wave amplifiers for commercial and military communications links for broadcast, video, voice and data transmission. Our sales in the communications market were $130.4 million, $134.7 million and $124.0 million in fiscal years 2012, 2011 and 2010, respectively. The communications market is the most dynamic of our end markets, and sales can vary significantly from quarter to quarter due, in part, to the timing and size of our shipments for specific programs during a particular quarter, including, for example, infrastructure programs for commercial direct-to-home or broadband satellite communications applications and military satellite communications programs. Historically, we have focused primarily on commercial communications applications, but in recent years, we have expanded our focus to include military communications applications, as we believe that there is a significant and growing market for our products for these applications. Military communications applications now make up a growing portion of our total communications business, and approximately 32% of our total communications sales in fiscal year 2012 were for military communications purposes.

Our commercial communications programs include satellite, terrestrial broadcast and over-the-horizon applications. Our military communications programs include satellite, data link and over-the-horizon communications applications. For commercial and military communications applications, our VED and solid-state products amplify and transmit signals within an overall communications system:

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

In June 2012, we acquired Codan Satcom, which designs and manufactures solid-state RF subsystems for satellite communications services to commercial and government customers. This acquisition expanded our portfolio of solid-state and satellite communications products.

The majority of our communications products are sold into the satellite communications market. We estimate that we have a worldwide installed base of more than 31,000 amplifiers. We believe that we are a leading producer of power amplifiers, amplifier subsystems and high-power microwave devices for satellite uplinks, and that we offer one of the industry’s most comprehensive lines of satellite communications amplifiers, with offerings for virtually every currently applicable frequency and power requirement for both fixed and mobile satellite communications applications in the military and commercial arena. We believe our technological expertise, our well-established worldwide service network and our ability to design and manufacture both the fully integrated amplifier and either the associated high-power microwave device or the solid-state RF device allow us to provide a superior overall service to our customers.

We are participating in satellite communications growth areas, including: amplifiers for Ka-band applications, which is one of the major satellite communications growth areas for both commercial and military applications; the growing application worldwide of conventional and high-definition television for direct-to-home satellite broadcast; the use of satellite communications for broadband data communications; and specialized amplifiers for the military communications market.

We believe satellite communication will be a critical element for supplying real time, high data-rate communications, intelligence and battlefield information to the front-line soldier. We currently provide satellite communication amplifiers for military platforms, such as the Warfighter Information Network - Tactical (“WIN-T”), Navy Multiband Terminal (“NMT”) and U.S. Special Operations Forces Deployable Node-Family of Terminals (“SDN-Lite FoT”) systems.

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

Industrial Market

The industrial market includes applications for a wide range of systems used for material processing, instrumentation and voltage generation. We offer a number of specialized product lines to address this diverse market. We produce fully integrated amplifiers that include the associated high-power microwave devices used in instrumentation applications for electromagnetic interference and compatibility testing. Our products are also installed in the power supply modules of industrial equipment using RF energy to perform pipe and plastic welding, textile drying and semiconductor wafer fabrication. We have a line of industrial RF generators that use high-power microwave technology for various industrial heating and material processing applications. Our magnetrons and transmitters are also used in cargo screening applications. Our sales in the industrial market were $24.0 million, $22.7 million and $23.6 million in fiscal years 2012, 2011 and 2010, respectively.

Scientific Market

The scientific market consists primarily of equipment used in reactor fusion programs and accelerators for the study of high-energy particle physics, referred to as “Big Science.” Generally, in scientific applications, our products are used to generate high levels of microwave or RF energy to accelerate a beam of electrons in order to study the atom and its elementary particles. Our products are also used in research related to the generation of electricity from fusion reactions. Our sales in the scientific market were $14.1 million, $11.4 million and $11.0 million in fiscal years 2012, 2011 and 2010, respectively.

Geographic Markets

We sell our products in approximately 90 countries. In fiscal year 2012, sales to customers in the U.S., Europe and Asia accounted for approximately 64%, 18% and 15% of our total sales, respectively. No country other than the U.S. accounted for more than 10% of our sales in fiscal year 2012. See “Sales, Marketing and Service.” For financial information about geographic areas, see Note 15 to the accompanying consolidated financial statements.

Products
We have an extensive portfolio of over 4,500 products that includes a wide range of electron device products, including microwave and power grid VEDs and solid-state power devices, in addition to products such as:

•	satellite communications amplifier subsystems based on both VED and solid-state technology;

•	radar and electronic warfare subsystems;

•	specialized antenna subsystems;

•	solid-state integrated microwave assemblies;

•	medical x-ray generators and control systems;

•	modulators and transmitters; and

•	various electronic power supply and control equipment and devices.

Additionally, we have developed complementary, more highly integrated, subsystems that contain additional integrated components for medical imaging and for satellite communications applications. These integrated subsystems generally sell for higher prices.
Generally, our products are used to:

•	generate or amplify (multiply) various forms of electromagnetic energy (these products are generally referred to as VEDs, electron devices, solid-state devices or simply as devices);

•	transmit, direct, measure and control electromagnetic energy;

•	provide the voltages and currents to power and control devices that generate electromagnetic energy; or

•	provide some combination of the above functions.
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

•
Magnetrons: Magnetron oscillators are VEDs capable of generating high-power output at relatively low cost. Magnetrons generate power levels as high as 20 megawatts and cover frequencies up to the 40 GHz range. We design and manufacture magnetrons for radar, electronic warfare and missile programs within the defense market. Shipboard platforms include search and air traffic control radar on most aircraft carriers, cruisers and destroyers of NATO-country naval fleets. Ground-based installations include various military and civil search and air traffic control radar systems. We are also a supplier of magnetrons for use in commercial weather radar and for use in industrial applications, including material processing and cargo screening applications. Potential new uses for magnetrons include high-power microwave systems for disruption of enemy electronic equipment and the disabling or destruction of roadside bombs and other IEDs.

•
Cross-field amplifiers: Cross-field amplifiers are VEDs used for high-power radar applications because they have power output capability as high as 10 megawatts. Our cross-field amplifiers are primarily used to support radar systems on the Aegis weapons systems used by the U.S. Navy and select foreign naval vessels. We supply units both for new ships and for replacements on existing ships.

•
Power grid devices: Power grid devices are lower frequency electron devices that are used to generate, amplify and control electromagnetic energy. These devices are used in commercial and military communications systems and radio and television broadcasting. We also supply power grid devices for the shortwave broadcast market and for MRI and other applications for the medical market. Our products are also widely used in equipment that serves the industrial markets, such as textile drying, pipe welding and semiconductor wafer fabrication.

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

•
Satellite communications amplifiers: Satellite communications amplifiers provide integrated power amplification for the transmission of voice, broadcast, data, Internet and other communications signals from ground stations to satellites in all frequency bands. We provide a broad line of complete, integrated satellite communications amplifiers that consist of a VED or solid-state microwave amplifier, a power supply to power the device, RF conditioning circuitry, cooling equipment, electronics to control the amplifier and enable it to interface with the satellite ground station, and a cabinet. These amplifiers are often combined in sub-system configurations with other components to meet specific customer requirements. We offer amplifiers both for defense and for commercial applications. Our products include amplifiers based on helix and coupled cavity traveling wave tubes, klystrons and solid-state devices, operating at frequencies ranging from microwaves to millimeter waves.

•
Receiver protectors and control components: Receiver protectors are used in the defense market in radar systems to protect sensitive receivers from extraneous high-power signals, thereby preventing damage to the receiver. We have been designing and manufacturing receiver protector products for more than 60 years. We believe that we are the world’s largest manufacturer of receiver protectors and the only manufacturer offering the full range of available technologies. We also manufacture a wide range of other components used to control the RF energy in the customer’s system. Our receiver protectors and control components are integrated into prominent fielded military programs. As radar systems have evolved to improve performance and reduce size and weight, we have invested in solid-state technology to develop and manufacture the microwave control components to allow us to offer more fully integrated products, referred to as multifunction assemblies, as required by modern radar systems.

•
Medical x-ray imaging systems: We design and manufacture x-ray generators for medical imaging applications. These consist of power supplies, cooling, control and display subsystems that drive the x-ray equipment used by healthcare providers for medical imaging. The energy in an x-ray imaging system is generated by an x-ray tube which is another version of a VED operating in a different region of the electromagnetic spectrum. These generators use the high-voltage and control systems expertise originally developed by us while designing power systems to drive our other VEDs. We also provide the electronics and software subsystems that control and tie together much of the other ancillary equipment in a typical x-ray imaging system. We have recently introduced mobile x-ray generators and x-ray generators with imaging processing systems to assist our customers in their migration from film-based radiology systems to digital radiology systems.

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

Backlog

As of September 28, 2012, we had an order backlog of $241.9 million compared to an order backlog of $247.3 million as of September 30, 2011. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is reduced when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Historically, however, the amount of modifications and terminations has not been material compared to total contract volume. Approximately 82% of our backlog as of September 28, 2012 is expected to be filled within fiscal year 2013.

Sales, Marketing and Service
Our global distribution system provides us with the capability to introduce, sell and service our products worldwide. Our distribution system primarily uses our direct sales professionals throughout the world. We have direct sales offices throughout North America, Europe, Asia, Australia and South America. As of September 28, 2012, we had 151 direct sales, marketing and technical support individuals on staff. Our wide-ranging distribution capabilities enable us to serve our growing international markets, which accounted for approximately 36% of our sales in fiscal year 2012.
Our sales professionals receive extensive technical training and focus exclusively on our products. As a result, they are able to provide knowledgeable assistance to our customers regarding product applications and the introduction and implementation of new technology, and, at the same time, provide local technical support.
In addition to our direct sales force, we use 58 external sales organizations and one significant stocking distributor, Richardson Electronics, Ltd., to service the needs of customers in certain markets. The majority of the third-party sales organizations that we use are located outside the U.S. and Europe and focus primarily on customers in South America, Southeast Asia, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, we are better able to meet the needs of our foreign customers by establishing a local presence in lower volume markets. Using both our direct sales force and our largest distributor, Richardson Electronics, we are able to market our products both to end users and to system integrators around the world and to deliver our products with short turn-around times.
Given the complexity of our products, their critical function in customers’ systems and the unacceptably high costs to our customers of system failure and downtime, we believe that our customers view our product breadth, reliability and superior responsive service as key points of differentiation. We offer comprehensive customer support, with direct technical support provided by 21 strategically located service centers, primarily serving satellite communications customers. These service centers are located in the U.S. (California and Georgia), Canada (Georgetown, Ontario), Australia, Brazil (two), China (four), India (two), Japan, Peru, Russia, Singapore, South Africa, Taiwan, Thailand, The Netherlands and the United Kingdom. The service centers enable us to provide extensive technical support and rapid response to customers’ critical spare parts and service requirements throughout the world. In addition, we offer on-site installation assistance, on-site service contracts, a 24-hour technical support hotline and complete product training at our facilities, our service centers and customer sites. We believe that many of our customers specify our products in competitive bids due to our responsive global support and product quality.

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

We also continually engage in research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, or the development of new technology, could adversely affect our market position and financial condition. We provide both VED and solid-state alternatives to our customers, and invest in research and development efforts across a wide range of power and frequency levels in both VED and solid-state technologies. We believe that for the foreseeable future, solid-state devices are well suited for specific lower-power applications but will be unable to compete on a cost-effective basis in the high-power/high-frequency markets that represent the majority of our business. We believe that VED and solid-state technologies currently serve their own specialized markets without significant overlap in most applications. See “Risk Factors-Risks relating to our business-We face competition in the markets in which we sell our products.”
Research and Development
Total research and development spending was $28.2 million, $32.9 million and $28.5 million during fiscal years 2012, 2011 and 2010, respectively. Total research and development spending consisted of company- and customer-sponsored research and development expense. Company-sponsored research and development was $13.5 million, $14.8 million and $12.4 million during fiscal years 2012, 2011 and 2010, respectively. Customer-sponsored research and development based on expenditures incurred as the development work was performed was $14.7 million, $18.1 million and $16.1 million during fiscal years 2012, 2011 and 2010, respectively. Current year presentation of customer-sponsored research and development differs from that in prior years, which was based on the amount charged to costs of sales upon revenue recognition.
Manufacturing
We manufacture our products at six manufacturing facilities in six locations in North America. We have implemented modern manufacturing methodologies based upon a continuous improvement philosophy, including just-in-time materials handling, demand flow technology, statistical process control and value-managed relationships with suppliers and customers. Four of our manufacturing facilities have achieved the ISO 9001 international certification standard. We obtain certain materials necessary for the manufacture of our products, such as molybdenum, cupronickel, oxygen-free high conductivity (“OFHC”) copper and some cathodes, from a limited group of, or occasionally sole, suppliers. We have long-standing relationships with our key suppliers and many of our critical commodities are covered by long-term blanket agreements. In addition, we continually pursue alternative sources, and we have established a contingency plan designed to ensure a minimal recovery period if a key supplier is lost. We also monitor our key suppliers through ongoing surveillance, using assessments as well as ongoing reviews of supplier performance.

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

On occasion, we have entered into agreements pursuant to which we license intellectual property from third parties for use in our business, and we also license intellectual property to third parties. As a result of contracts with the U.S. Government, some of which contain patent and/or data rights clauses, the U.S. Government has acquired royalty-free licenses or other rights in inventions and technology resulting from certain work done by us on behalf of the U.S. Government. See “Risk Factors-Risks relating to our business-We have only a limited ability to protect our intellectual property rights, which are important to our success.”

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

U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Therefore, long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not approved. See “Risk Factors-Risks relating to our business-A significant portion of our sales is, and is expected to continue to be, from contracts with the U.S. Government, and any significant reduction in the U.S. defense budget or any disruption or decline in U.S. Government expenditures could negatively affect our results of operations and cash flows.”

In addition, our U.S. Government contracts may span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period if the applicable U.S. Government agency does not receive funding or is not satisfied with our performance of the contract. All of our government contracts and most of our government subcontracts can be terminated by the U.S. Government, or another relevant government, either for its convenience or if we default by failing to perform under the contract. Upon termination for convenience of a fixed-price contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the work performed. Upon termination for convenience of a cost-reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination. See Risk Factors- Risks relating to our business- We are subject to risks particular to companies supplying defense-related equipment and services to the U.S. Government. The realization of any of these risks could cause a loss of or decline in our sales to the U.S. Government.”

Licenses or other authorizations are required from U.S. Government agencies for the export of many of our products in accordance with various regulations, including the United States Export Administration Regulations (for commercial products, including “dual use” products with military applications) and the International Traffic in Arms Regulations ("ITAR") (for defense articles and defense services). In addition, regulations administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury govern transactions with countries and persons subject to U.S. trade sanctions, including import as well as export transactions. We are also subject to U.S. Government restrictions on transactions with specific entities and individuals, including, without limitation, those set forth on the Entity List, the Specially Designated Nationals List, the Denied Persons List, the Unverified List, and the U.S. State Department’s lists of debarred parties. We are also subject to U.S. customs laws and regulations, including customs duties, when applicable. Additionally, we are subject to the Anti-Boycott Regulations administered by the U.S. Department of Commerce and the Boycott Provisions of the Internal Revenue Code (Section 999) administered by the Internal Revenue Service.

Our internal compliance program has identified, and we have made voluntary self-disclosures regarding potential compliance issues to (i) OFAC regarding assistance provided by the Swiss branch office of one of our U.S. subsidiaries (the “Swiss Branch”) with respect to sales of medical x-ray equipment by our Canadian subsidiary to distributors for resale to end-users in Iran, which is subject to U.S. trade sanctions; (ii) to OFAC regarding the repair of a U.S.-origin power supply for a customer in Syria (which is subject to U.S. trade sanctions) and the re-export to Syria of a U.S.-origin part that was used in such repair, by the Netherlands branch office of one of our European subsidiaries; (iii) Office of Antiboycott Compliance (“OAC”) regarding the acceptance by the Swiss Branch of purchase orders that contained boycott language with respect to sales of power tetrodes to Saudi Arabia; and (iv) to the U.S. Department of State disclosing violations of the ITAR found through an internal audit of one of our operations in our ongoing efforts to strengthen our export compliance activities.

In response to a request from OFAC, we entered into a tolling agreement extending the statute of limitations for the OFAC matter described in item (i) of the above paragraph. In the second quarter of fiscal year 2012, we were notified by OFAC that it had determined a penalty was appropriate with respect to this OFAC matter and asked if we were interested in settling the matter rather than going through a more formal adjudicative process. We notified OFAC that we would like to go through the settlement process. However, at this time, we cannot predict when the settlement process will be resolved. While it is not possible to predict the response of the U.S. authorities or the range of any potential fines or other penalties as a result of the matters still pending before OFAC, the Department of State and OAC, we do not expect that the potential fines or penalties will have a material adverse effect on our results of operations and cash flows.

In addition to U.S. laws and regulations, foreign countries may also have laws and regulations governing imports and exports. See “Risk Factors-Risks Relating to our Business-Laws and regulations governing the export of our products could adversely impact our business.”
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

To date, Varian Medical Systems has conducted, generally at its expense, required investigation and remediation work at its predecessor’s facilities and responded to environmental claims arising from Varian Medical Systems’ (or its predecessor’s) prior operations of the electron device business.

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

Employees

As of September 28, 2012, we had approximately 1,560 employees, including 39 new employees from our acquisition of Codan Satcom. Of the total number of employees, 440 are located outside the U.S. (including approximately 400 in Canada). None of our employees is subject to a collective bargaining agreement, although a limited number of our sales force members located in Europe are members of work councils or unions. We have not experienced any work stoppages, and we believe that we have good relations with our employees.

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

Approximately 35%, 40% and 34% of our sales in our 2012, 2011 and 2010 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors. Because our U.S. Government contracts are dependent on the U.S. defense budget, any significant disruption or decline in U.S. Government defense expenditures in the future, changes in U.S. Government spending priorities, other legislative changes or changes in our relationship with the U.S. Government could result in the loss of some or all of our government contracts, which, in turn, could result in a decrease in our sales and cash flow.

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

We estimate that approximately 12%, 10% and 13% of our sales in fiscal years 2012, 2011 and 2010, respectively, were made directly or indirectly to foreign governments. Significant changes to appropriations or national defense policies, disruptions of our relationships with foreign governments or terminations of our foreign government contracts could have an adverse effect on our business, results of operations and financial condition. Our contracts with foreign governments also subject us to U.S. and international anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act (which also reaches commercial bribery). A judgment or settlement under the provisions of these laws could subject us to substantial monetary penalties and damages, as well as suspension and/or debarment. Suspension or debarment could deny us the ability to retain or obtain U.S. Government contracts or restrict our exporting activity. In addition, any material judgment in this area could result in increased costs, which could negatively affect our results of operations, and could cause a loss of customer confidence, thus adversely affecting our business and future prospects.

Our international operations subject us to the social, political and economic risks of doing business in foreign countries.

We conduct a substantial portion of our business, employ a substantial number of employees and use external sales organizations in Canada and in other countries outside of the U.S. As a result, we are subject to certain risks of doing business internationally. Direct sales to customers located outside the U.S. were approximately 36%, 32% and 36% in fiscal years 2012, 2011 and 2010, respectively. Circumstances and developments related to international operations that could negatively affect our business, results of operations and financial condition include the following:

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

Our internal compliance program has identified, and we have made voluntary self-disclosures regarding, potential compliance issues to (i) OFAC regarding assistance provided by the Swiss Branch with respect to sales of medical x-ray equipment by our Canadian subsidiary to distributors for resale to end-users in Iran, which is subject to U.S. trade sanctions; (ii) OFAC regarding the repair of a U.S.-origin power supply for a customer in Syria (which is subject to U.S. trade sanctions) and the re-export to Syria of a U.S.-origin part that was used in such repair, by the Netherlands branch office of one of our European subsidiaries; (iii) OAC regarding the acceptance by the Swiss Branch of purchase orders that contained boycott language with respect to sales of power tetrodes to Saudi Arabia; and (iv) to the U.S. Department of State disclosing violations of the ITAR found through an internal audit of one of our operations in our ongoing efforts to strengthen our export compliance activities.
In response to a request from OFAC, we entered into a tolling agreement extending the statute of limitations for the OFAC matter described in item (i) of the above paragraph. In the second quarter of fiscal year 2012, we were notified by OFAC that it had determined a penalty was appropriate with respect to this matter and asked if we were interested in settling the matter rather than going through a more formal adjudicative process. We notified OFAC that we would like to go through the settlement process. However, at this time, we cannot predict when the settlement process will be resolved. While it is not possible to predict the response of the U.S. authorities or the range of any potential fines or other penalties as a result of the matters still pending before OFAC, the Department of State and OAC, we do not expect that the potential fines or penalties will have a material adverse effect on our results of operations and cash flows.

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

As of September 28, 2012, our goodwill, developed and core technology and other intangibles amounted to $427.8 million, net of accumulated amortization. We expect to amortize approximately $9.9 million, $8.8 million and $8.7 million in fiscal years 2013, 2014 and 2015, respectively, and $186.4 million thereafter. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to a non-cash write off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

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

Backlog represents firm orders for which goods and services are yet to be provided, including with respect to government contracts that are cancelable at will. As of September 28, 2012, we had an order backlog of $241.9 million. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume, customers can, and sometimes do, terminate or modify these orders. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

We have experienced and expect to experience fluctuations in our operating results.

We have experienced, and in the future expect to experience, fluctuations in our operating results, including net orders and sales. The timing of customers’ order placement and customers’ willingness to commit to purchase products at any particular time are inherently difficult to predict or forecast. Once orders are received, factors that may affect whether these orders become sales and translate into revenues in a particular quarter include:

•	delay in shipments due to various factors, including cancellations by a customer, delays in a customer’s own production schedules, natural disasters or manufacturing difficulties;

•	delay in a customer’s acceptance of a product; or

•	a change in a customer’s financial condition or ability to obtain financing.

Our operating results may also be affected by a number of other factors, including:

•	general economic conditions in the geographical markets that we serve;

•	reduction in the U.S. defense budget or any disruption or decline in U.S. Government expenditures;

•	sensitivity to rapid technological innovation and obsolescence of existing products;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us or by our competitors;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	the impact of changing levels of sales to sole purchasers of certain of our products; and

•	the unfavorable outcome of any litigation.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in stock-based compensation expense;

•	fluctuations in tax effects of purchase accounting for acquisitions;

•	changes in tax laws, or the interpretation of such tax laws, and changes in generally accepted accounting principles; and/or

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could adversely impact net income for future periods.

Our business could be negatively impacted by cyber security threats.

We face various cyber security threats, including cyber security attacks to our information technology infrastructure and attempts to gain access to proprietary or sensitive information. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient to prevent cyber security threats from materializing. If any of these threats were to materialize, our operations may be disrupted, and we may experience a loss in sales or increased costs arising from the implementation of additional security measures. A cyber security breach may also result in legal claims or proceedings against us and could damage our reputation.

Compliance with new regulations and customer demands regarding “conflict minerals” could significantly increase costs and affect the manufacturing and sale of our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”), required the SEC to establish new disclosure and reporting requirements regarding specified minerals originating in the Democratic Republic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC. The final rules implementing these requirements, as released recently by the SEC, could affect our ability to source materials at competitive prices and the availability of sufficient quantities of minerals used in the manufacture of our products, which could impact our profitability. In addition, there will be costs associated with complying with the disclosure requirements, such as costs related to determining the source of the gold, tantalum, tin and tungsten used in our products. Also, because our supply chain is large and complex, we may face commercial challenges if we are unable to sufficiently verify the origins for all such metals used in our products or if our suppliers are unable to verify that the minerals we use in our products are “conflict free.” We otherwise may become obliged to publicly disclose our due diligence efforts with regard to conflict minerals. Moreover, if we disclose that we are unable to verify that the minerals used in our products are conflict free, we may encounter a negative reaction from investors and customers, as well as challenges satisfying those customers that may require that all of the components of our products be certified as conflict free. If customers demand that the minerals in our products are certified conflict free, we may incur significant costs, lose business or be placed at a competitive disadvantage if we are unable to do so.

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

We are highly leveraged. As of September 28, 2012, excluding approximately $4.8 million of letters of credit, our total indebtedness was $362.4 million before unamortized original issue discount of $0.6 million, including our outstanding senior notes and borrowings under the term loan facility of our senior secured credit facilities. We also had an additional $25.2 million available for borrowing under the revolving credit facility included in our senior secured credit facilities.

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

Our cash interest expense for fiscal year 2012, the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 and fiscal year 2010 was $25.4 million, $14.3 million, $6.4 million and $13.9 million, respectively. At September 28, 2012, we had $147.4 million aggregate principal amount of variable interest rate indebtedness under our senior secured credit facilities.

Despite our high indebtedness level, we and our subsidiaries may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing our outstanding senior notes and senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $25.2 million that was available to us as of September 28, 2012 for borrowing under our revolving credit facility included in our senior secured credit facilities, we have the option to increase the amount available under our senior secured credit facilities by up to an aggregate of $50.0 million on an uncommitted basis. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face will increase. In addition, the indenture governing our outstanding notes would not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

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

Our outstanding senior notes and the guarantees are unsecured and effectively subordinated to our and each guarantor’s existing and future secured indebtedness.

Our outstanding notes and guarantees are not secured by any of our or the guarantors’ assets. The indenture governing these notes permits us and the guarantors to incur secured debt, including pursuant to our senior secured credit facilities and other forms of secured debt. As a result, these notes and the guarantees are effectively subordinated to all of our and each guarantor’s secured obligations to the extent of the value of the assets securing such obligations. If we or the guarantors were to become insolvent or otherwise fail to make payment on our outstanding senior notes or the guarantees, holders of any of our and each guarantor’s secured obligations would be paid first and would receive payments from the assets securing such obligations before the holders of our notes would receive any payments. The noteholders may therefore not be fully repaid if we or the guarantors become insolvent or otherwise fail to make payment on our 8% Notes.

Claims of noteholders are structurally subordinated to claims of creditors of our subsidiaries that do not guarantee our outstanding notes.

Claims of holders of our outstanding notes are structurally subordinated to the claims of creditors of our subsidiaries that do not guarantee the 8% Notes, including trade creditors. All obligations of these subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or creditors of us, including the holders of our outstanding notes. Our non-guarantor subsidiaries accounted for approximately $152.4 million, or 39%, of our net sales for fiscal year 2012, and approximately $262.7 million, or 38%, of our total assets (net of cash and cash equivalents) as of September 28, 2012. Amounts are presented after giving effect to intercompany eliminations.

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

If a change of control (as defined in the indenture) occurs, we will be required to offer to purchase our outstanding notes at 101% of their principal amount plus accrued and unpaid interest. If a purchase offer obligation arises under the indenture governing our notes, a change of control could also occur under our new senior secured credit facilities, which could result in the acceleration of the indebtedness outstanding thereunder. Any of our future debt agreements may contain similar restrictions and provisions. If a purchase offer were required under the indenture for our debt, we may not have sufficient funds to pay the purchase price of all debt, including our outstanding notes, that we are required to purchase or repay.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own, lease or sublease manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 972,000 square feet, of which approximately 1,080 square feet are leased or subleased to a third party. The table that follows provides summary information regarding principal properties owned or leased by us:

	Square Footage
Location	Owned		Leased/ Subleased		Segment Using the Property
Georgetown, Ontario, Canada	193,200		22,000		Electron devices and satcom equipment
Beverly, Massachusetts	174,000	(a)			Electron devices
Woodland, California	36,900		9,900		Electron devices
Palo Alto, California			418,300	(b)	Electron devices and satcom equipment
Mountain View, California			40,900		Electron devices
Camarillo, California			37,700		Other
Boalsburg, Pennsylvania			16,200		Electron devices
Various other locations			23,200	(c)	Electron devices, satcom equipment and other

(a)	The Beverly, Massachusetts square footage also includes approximately 1,080 square feet leased to a tenant.
(b)	Includes approximately 49,000 square feet that are subleased from Varian Medical Systems, Inc., which leases the land from Stanford University.
(c)	Leased facilities occupied by our field sales and service organizations.

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

During the fourth quarter of fiscal year 2011, we received a notice from a customer terminating a portion of a sales contract due to alleged nonperformance. We have reached a settlement agreement with the customer resolving this matter. In April 2012, our partner initiated a legal proceeding against us in the Commercial Court of Aix-en-Provence, France, claiming damages of approximately $3.6 million (based on an exchange rate of 1.29 U.S. dollars to one Euro as of September 28, 2012). We are vigorously contesting the claims made in this proceeding. We recorded certain costs in the fourth quarter of fiscal year 2011 as a result of the termination; however, at this time, we cannot estimate the range of any further possible loss or gain with respect to this matter.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. All of our outstanding shares of common stock are held by our parent, Holding LLC. We have not declared a dividend on our common stock. We are generally restricted from paying dividends under the senior secured credit facility covenants and the indenture for the senior subordinated notes.

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated financial information as of and for the periods presented. The selected historical financial information as of September 28, 2012 and September 30, 2011, for the fiscal year ended September 28, 2012 and for the period February 11, 2011 to September 30, 2011 has been derived from Successor’s audited financial statements included elsewhere in this Annual Report. The selected historical financial information for the period October 2, 2010 to February 10, 2011 and for the fiscal year ended October 1, 2010 has been derived from Predecessor’s audited financial statements included elsewhere in this Annual Report. The selected historical financial information as of October 1, 2010, October 2, 2009 and October 3, 2008 and for the fiscal years ended October 2, 2009 and October 3, 2008 presented below has been derived from Predecessor’s audited financial statements that are not included in this Annual Report. The combined results for the fiscal year ended September 30, 2011 represent the addition of the results of Predecessor for the period October 2, 2010 to February 10, 2011 and the results of Successor and its consolidated subsidiaries for the period February 11, 2011 to September 30, 2011. This combination does not comply with generally accepted accounting principles (“GAAP”) in the U.S. or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results.

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

FIVE-YEAR SELECTED FINANCIAL DATA
(dollars in thousands)

Fiscal Year
2012	2011	2010	2009	2008
Successor	Predecessor
Combined
Fiscal year	Fiscal year	Period	Period
ended	ended	February 11 to	October 2, 2010 to	Fiscal year ended
September 28, 2012	September 30, 2011	September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009	October 3, 2008
Statement of Operations Data:
Sales	$391,150	$388,721	$264,498	$124,223	$360,434	$332,876	$370,014
Cost of sales(1)	282,391	286,405	195,001	91,404	251,987	239,385	261,086
Gross profit	108,759	102,316	69,497	32,819	108,447	93,491	108,928
Research and development	13,499	14,792	9,798	4,994	12,429	10,520	10,789
Selling and marketing	21,738	21,882	13,618	8,264	20,794	19,466	21,144
General and administrative	25,209	26,946	15,093	11,853	24,988	20,757	22,951
Amortization of acquisition-related intangible assets	13,983	13,139	12,140	999	2,749	2,769	3,103
Strategic alternative transaction expenses(2)	—	14,223	9,555	4,668	19,913	—	—
Total operating costs and expenses	74,429	90,982	60,204	30,778	80,873	53,512	57,987
Operating income	34,330	11,334	9,293	2,041	27,574	39,979	50,941
Interest expense, net	27,230	23,496	17,708	5,788	15,213	16,979	19,055
Loss (gain) on debt extinguishment(3)	—	134	134	—	—	(248)	633
Income tax expense (benefit)	3,415	(1,083)	(2,066)	983	5,622	(218)	10,804
Net income (loss)(4)	$3,685	$(11,213)	(6,483)	$(4,730)	$6,739	$23,466	$20,449

Other Financial Data:
Net cash provided by operating activities	$25,050	$17,844	$13,567	$4,277	$19,808	$30,114	$33,881
Net cash used in investing activities(5)	$(15,499)	$(377,852)	$(375,412)	$(2,440)	$(4,533)	$(3,365)	$(2,794)
Net cash (used in) provided by financing activities	$(1,500)	$352,134	$349,931	$2,203	$1,402	$(29,267)	$(22,891)
Capital expenditures	$7,584	$7,352	$4,918	$2,434	$4,492	$3,365	$4,262
Depreciation and amortization(6)	$25,317	$22,745	$18,628	$4,117	$11,072	$10,794	$10,963
Operating income margin(7)	8.8%	2.9%	3.5%	1.6%	7.7%	12.0%	13.8%
Net income (loss) margin(8)	0.9%	(2.9)%	(2.5)%	(3.8)%	1.9%	7.0%	5.5%
EBITDA(9)	$59,647	$33,945	$27,787	$6,158	$38,646	$51,021	$61,271
EBITDA margin(10)	15.2%	8.7%	10.5%	5.0%	10.7%	15.3%	16.6%
Adjusted EBITDA(9)	$64,416	$62,358	$46,977	$15,381	$61,599	$53,452	$64,039
Adjusted EBITDA margin(10)	16.5%	16.0%	17.8%	12.4%	17.1%	16.1%	17.3%
Ratio of earnings to fixed charges(11)	1.25	x	N/A	—	—	1.77	x	2.30	x	2.57	x

Operating Data (at period end):
Backlog	$241,943	$247,334	$247,334	$241,943	$225,957	$201,277

Balance Sheet Data (at period end):
Working capital(12)	$126,941	$102,962	$102,962	$44,753	$92,380	$88,103
Total assets	$727,002	$724,299	$724,299	$478,276	$458,254	$466,948
Long-term debt, including current portion	$361,813	$363,197	$363,197	$194,934	$194,922	$225,660
Total stockholders’ equity	$196,216	$189,896	$189,896	$183,940	$173,553	$143,865

(1)
For fiscal year ended September 28, 2012 and the period February 11, 2011 to September 30, 2011, includes $248 and $7,703, respectively, of utilization of the net increase in cost basis of inventory due to purchase accounting.

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

(3)
The repayment, redemption or repurchase, as applicable, of an aggregate amount of $195,000 of Predecessor’s term loan facility and floating rate senior notes and CPI’s 8% senior subordinated notes during the period February 11, 2011 to September 30, 2011 resulted in a loss on debt extinguishment of approximately $134, which comprised bond tender fees and other related expenses of $621, offset by $487 gain from debt repayment at less than carrying value. The repurchase of $8,000 of CPI’s 8% senior subordinated notes during the fiscal year ended October 2, 2009 resulted in a gain on debt extinguishment of $248 which was comprised of a discount of $392, partially offset by a non-cash write-off of $144 unamortized debt issue costs. The redemption of $10,000 of Predecessor’s floating rate senior notes in the fiscal year ended October 3, 2008 resulted in a loss on debt extinguishment of approximately $633, including non-cash write-offs of $420 of unamortized debt issue costs and issue discount costs and $213 in cash payments primarily for call premiums.

(4)
Net income for the fiscal year ended October 1, 2010 includes strategic alternative transaction expenses, after taxes, of approximately $15,200. Net income for the fiscal year ended October 2, 2009 includes discrete tax benefits, in aggregate, of $7,900.

(5)
For fiscal year ended September 28, 2012, includes $7,516 of cash used for the acquisition of Codan Satcom. For the period February 11, 2011 to September 30, 2011, includes $370,490 of cash used for the acquisition of Predecessor.

(6)	Excludes amortization of deferred debt issuance costs and issue discount, which are included in interest expense, net.

(7)	Operating income margin represents operating income divided by sales.

(8)	Net income margin represents net income divided by sales.

(9)
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

•
our senior credit facilities contain covenants that require us to maintain a total leverage ratio and an interest coverage ratio, both of which contain Adjusted EBITDA as a component, and our management team uses Adjusted EBITDA to monitor compliance with these covenants; see “Management’s discussion and analysis of financial condition and results of operations-Liquidity and Capital Resources-Debt Obligations;”

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

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Successor			Predecessor
		Combined
	Fiscal year	Fiscal year	Period	Period
	ended	ended	February 11 to	October 2, 2010 to	Fiscal year ended
	September 28, 2012	September 30, 2011	September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009	October 3, 2008
Net income (loss)	$3,685	$(11,213)	$(6,483)	$(4,730)	$6,739	$23,466	$20,449
Depreciation and amortization(a)	25,317	22,745	18,628	4,117	11,072	10,794	10,963
Interest expense, net	27,230	23,496	17,708	5,788	15,213	16,979	19,055
Income tax expense (benefit)	3,415	(1,083)	(2,066)	983	5,622	(218)	10,804
EBITDA	$59,647	$33,945	$27,787	$6,158	$38,646	$51,021	$61,271
Plus adjustments:
Stock compensation expense(b)	1,001	4,929	374	4,555	3,040	2,679	2,135
Loss (gain) on debt extinguishment(c)	—	134	134	—	—	(248)	633
Acquisition-related expenses(d)	1,489	—	—	—	—	—	—
Strategic alternative transaction expenses(e)	—	14,223	9,555	4,668	19,913	—	—
Veritas Management advisory fee(f)	2,031	1,424	1,424	—	—	—	—
Utilization of net increase in cost basis of inventory(g)	248	7,703	7,703	—	—	—	—
Adjusted EBITDA	$64,416	$62,358	$46,977	$15,381	$61,599	$53,452	$64,039

(a)	Excludes amortization of deferred debt issuance costs and issue discount, which are included in interest expense, net.

(b)
For fiscal year 2012 and the period February 11, 2011 to September 30, 2011, represents a non-cash charge for Class B membership interests in Holding LLC. For the period October 2, 2010 to February 10, 2011 and fiscal years 2010, 2009 and 2008, represents a non-cash charge for Predecessor’s stock options, restricted stock awards, restricted stock unit awards and the employee discount related to Predecessor’s employee stock purchase plan.

(c)
For the period February 11, 2011 to September 30, 2011, represents bond tender fees and other expenses related to the repayment, redemption or repurchase, as applicable, of an aggregate amount of $195,000 of Predecessor’s term loan facility and floating rate senior notes and CPI’s 8% senior subordinated notes partially offset by a gain from debt repayment at less than carrying value. For the fiscal year ended October 2, 2009, represents the discount related to the $8,000 repurchase of CPI’s 8% senior subordinated notes partially offset by the write-off of unamortized deferred debt issue costs. For the fiscal year ended October 3, 2008, represents expenses related to the $10,000 redemption of Predecessor’s floating rate senior notes including the write-off of unamortized deferred debt issue costs, issue discount costs, redemption premiums and other costs.

(d)
Represents non-recurring transaction costs related to closing and integration of the Codan Satcom acquisition, such as fees for attorneys and other professional services, and expenses related to integration of the Codan Satcom operations into those of CPI.

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

(f)	Represents a management fee payable to Veritas Capital Fund Management, L.L.C. for advisory and consulting services.

(g)	Represents utilization of the net increase in cost basis of inventory due to purchase accounting.

(10)	EBITDA margin represents EBITDA divided by sales. Adjusted EBITDA margin represents Adjusted EBITDA divided by sales.

(11)
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

(12)	Current assets minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2012, 2011 and 2010 comprise the 52-week periods ending September 28, 2012, September 30, 2011 and October 1, 2010, respectively. The discussion and analysis of results of operations and financial condition for the fiscal year ended September 30, 2011 included herein is based on combined results of Parent (defined below) for the period February 11, 2011 through September 30, 2011 and Predecessor (defined below) for the period October 2, 2010 through February 10, 2011. This presentation of the combined results of operations for the fiscal year ended September 30, 2011 does not comply with generally accepted accounting principles (“GAAP”) in the United States or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results. We have also presented below a separate discussion of the results of operations for Parent for the period from February 11, 2011 through September 30, 2011.

The following discussion should be read in conjunction with the accompanying consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

Overview

CPI International Holding Corp., headquartered in Palo Alto, California (“Successor” or “Parent”), is the parent company of CPI International, Inc. (“CPII”), which in turn is a parent company of Communications & Power Industries LLC (“CPI”), a provider of microwave, radio frequency (“RF”), power and control solutions for critical defense, communications, medical, scientific and other applications. CPI develops, manufactures and distributes products used to generate, amplify, transmit and receive high-power/high-frequency microwave and RF signals and/or provide power and control for various applications. End-use applications of these systems include the transmission of radar signals for navigation and location; transmission of deception signals for electronic countermeasures; transmission and amplification of voice, data and video signals for broadcasting, Internet and other types of commercial and military communications; providing power and control for medical diagnostic imaging; and generating microwave energy for radiation therapy in the treatment of cancer and for various industrial and scientific applications.

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

See Note 3, Business Combinations, to the accompanying consolidated financial statements for more information about the Merger.

Recent Event

On June 30, 2012, we completed our acquisition of the Codan Satcom business from Codan Limited, an Australian-based public company, for a payment of approximately $7.5 million in cash, subject to customary working capital adjustments, and a maximum of $4.5 million in potential additional payments if certain revenue targets are achieved over the next two years. The acquisition was funded entirely from our cash on hand. Codan Satcom designs and manufactures solid-state RF subsystems for satellite communications services to commercial and government customers. The acquisition of Codan Satcom expands our portfolio of solid-state and satellite communications products and enables us to offer customers the most complete line of satellite communications amplifiers, operating at all satellite uplink frequencies and power levels, in the industry.

The Codan Satcom business, which consists of operations based in Newton, South Australia and the Locus Microwave operations based in Boalsburg, Pennsylvania, was integrated into our Communications & Medical Products Division in Ontario, Canada. Over an approximately nine-month period, we will relocate the Australian-based operations, which design and manufacture C-band and Ku-band subsystems and block-up converters (“BUCs”), to our existing Canadian facilities. We also have established an engineering center in South Australia for a number of key research and development personnel from these operations. The Pennsylvania-based Locus Microwave operations, which design and manufacture X-band and Ku-band BUCs, primarily for military communications applications, remains in their current location and are now operating under the name “CPI Locus Microwave, Inc.”

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

Our orders by market for fiscal years 2012 and 2011 are summarized as follows (dollars in millions):

	Year Ended
	September 28, 2012		September 30, 2011		(Decrease) Increase
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$149.3	39%	$155.8	40%	$(6.5)	(4)%
Medical	72.6	19	72.0	18	0.6	1
Communications	128.6	33	125.4	32	3.2	3
Industrial	21.5	6	23.6	6	(2.1)	(9)
Scientific	11.5	3	15.8	4	(4.3)	(27)
Total	$383.5	100%	$392.6	100%	$(9.1)	(2)%

Orders of $383.5 million for fiscal year 2012 were $9.1 million, or 2%, lower than orders of $392.6 million for fiscal year 2011. Explanations for the order increase or decrease by market for fiscal year 2012 compared to fiscal year 2011 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets decreased 4%, primarily as a result of the expected absence of a large, non-recurring program for counter-improvised explosive devices (“counter-IEDs”) that was completed in fiscal year 2011. We recorded approximately $18.0 million in orders for this program in fiscal year 2011, as compared to no orders for this program in fiscal year 2012. Partially offsetting this decrease, demand for products to support the Aegis weapons system and various foreign and domestic radar systems increased during fiscal year 2012.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 1% increase in medical orders was due primarily to an increase in demand for products to support x-ray imaging applications, particularly for customers participating in in x-ray imaging programs in Russia. This increase was partially offset by a decrease in demand for products to support MRI applications.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 3% increase in communications orders was primarily due to higher orders for military communications applications, despite booking lower orders, as expected, for the WIN-T military communications program because we have substantially completed our involvement in Increment One of the WIN-T program. Orders for certain commercial communications applications, including direct-to-home and other satellite broadcast applications, also increased.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $2.1 million decrease in industrial orders was due to reduced demand for products to support industrial testing, material processing and semiconductor manufacturing applications. These decreases were partially offset by an increase in demand for products to support cargo screening applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $4.3 million decrease in scientific orders was primarily the result of the expected non-recurrence of orders to support certain periodic foreign fusion research and accelerator programs.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of September 28, 2012, we had an order backlog of $241.9 million compared to an order backlog of $247.3 million as of September 30, 2011. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

Results of Operations

We derive our revenue primarily from the sale of microwave and RF products, including high-power microwave amplifiers, satellite communications amplifiers, medical x-ray imaging subsystems and other related products.

Cost of goods sold generally includes costs for raw materials, manufacturing costs, including allocation of overhead and other indirect costs, charges for reserves for excess and obsolete inventory, warranty claims and losses on fixed price contracts. Operating expenses generally consist of research and development, selling and marketing and general and administrative expenses.

We believe that the Merger and, to a lesser extent, our acquisition of Codan Satcom resulted, and will continue to result, in certain benefits, including certain cost savings, broader market opportunities, product innovations, and operational efficiencies. However, both the Merger and the acquisition of Codan Satcom also increased, and will continue to increase, certain of our noncash expenses (on pretax basis).

The ongoing noncash expenses related to the Merger include: (1) an estimated $5.5 million annual increase in depreciation and amortization expense as a result of the fair market value adjustments to all other intangibles and property, plant and equipment, and (2) an estimated $0.7 million annual increase in amortization of the new debt issue costs and discount. The Merger also increased, and will continue to increase, certain of our cash expenses (on pretax basis), such as: (1) an estimated $11.4 million annual increase in interest expense, and (2) a yearly charge estimated to be at least $1.8 million for the annual Sponsor’s advisory fee.

The noncash expenses related to the acquisition of Codan Satcom include: (1) a $0.5 million charge, distributed over the two fiscal quarters following the date of the acquisition, for the utilization of the net increase in cost basis of inventory, and (2) a $0.6 million annual increase in depreciation and amortization expense as a result of the additional intangibles and property, plant and equipment.

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Fiscal Year
	2012		2011						2010
	Year Ended				February 11, 2011 to		October 2, 2010 to		Year Ended
	September 28, 2012 (Successor)		September 30, 2011 (Combined)(a)		September 30, 2011 (Successor)(a)		February 10, 2011 (Predecessor)(a)		October 1, 2010 (Predecessor)
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Sales	$391.2	100.0%	$388.7	100.0%	$264.5	100.0%	$124.2	100.0%	$360.4	100.0%
Cost of sales (b)	282.4	72.2	286.4	73.7	195.0	73.7	91.4	73.6	252.0	69.9
Gross profit	108.8	27.8	102.3	26.3	69.5	26.3	32.8	26.4	108.4	30.1
Research and development	13.5	3.5	14.8	3.8	9.8	3.7	5.0	4.0	12.4	3.4
Selling and marketing	21.7	5.5	21.9	5.6	13.6	5.1	8.3	6.7	20.8	5.8
General and administrative	25.2	6.4	26.9	6.9	15.1	5.7	11.9	9.6	25.0	6.9
Amortization of acquisition-related intangibles	14.0	3.6	13.1	3.4	12.1	4.6	1.0	0.8	2.7	0.7
Strategic alternative transaction expenses	—	—	14.2	3.7	9.6	3.6	4.7	3.8	19.9	5.5
Operating income	34.3	8.8	11.3	2.9	9.3	3.5	2.0	1.6	27.6	7.7
Interest expense, net	27.2	7.0	23.5	6.0	17.7	6.7	5.8	4.7	15.2	4.2
Loss on debt extinguishment, net	—	—	0.1	—	0.1	—	—	—	—	—
Income (loss) before taxes	7.1	1.8	(12.3)	(3.2)	(8.5)	(3.2)	(3.7)	(3.0)	12.4	3.4
Income tax expense (benefit)	3.4	0.9	(1.1)	(0.3)	(2.1)	(0.8)	1.0	0.8	5.6	1.6
Net income (loss)	$3.7	0.9%	$(11.2)	(2.9)%	$(6.5)	(2.5)%	$(4.7)	(3.8)%	$6.7	1.9%
Other Data:
EBITDA (c)	$59.6	15.2%	$33.9	8.7%	$27.8	10.5%	$6.2	5.0%	$38.6	10.7%

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
The accompanying consolidated statements of operations and comprehensive income (loss) for fiscal year 2011 are presented for two periods, Predecessor and Successor (or Parent), which relate to the accounting periods preceding and succeeding the consummation of the Merger. The Predecessor and Parent periods have been separated by a vertical line on the face of the consolidated statements of operations and comprehensive income (loss) to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. We prepared our discussion of the results of operations by combining the results of operations of Parent for the period February 11, 2011 to September 30, 2011 and of the Predecessor for the period October 2, 2010 to February 10, 2011 and comparing the resulting combined results of operations for the fiscal year ended September 30, 2011 to the Successor’s results of operations for the fiscal year ended September 28, 2012 and Predecessor’s results of operations for the fiscal year ended October 1, 2010. This combination of results of operations does not comply with GAAP in the U.S. or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results. We have also prepared a separate discussion of the results of operations for Parent for the period from February 11, 2011 through September 30, 2011.

(b)
Cost of sales for fiscal year 2012 and the period February 11, 2011 to September 30, 2011 includes $0.2 million and $7.7 million, respectively, of utilization of the net increase in cost basis of inventory that resulted from purchase accounting in connection with the Merger.

(c)
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

•
our senior credit facilities contain covenants that require us to maintain a total leverage ratio and an interest coverage ratio that contain EBITDA as a component, and our management team uses EBITDA to monitor compliance with these covenants;

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

 For a reconciliation of Net Income to EBITDA, see footnote 9 under Selected Financial Data above.

Our results for fiscal year 2012 compared to our results for fiscal year 2011
Sales: Our sales by market for fiscal years 2012 and 2011 are summarized as follows (dollars millions):

	Year Ended
	September 28, 2012		September 30, 2011		(Decrease) Increase
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$147.0	38%	$151.9	39%	$(4.9)	(3)%
Medical	75.7	19	68.0	17	7.7	11
Communications	130.4	33	134.7	35	(4.3)	(3)
Industrial	24.0	6	22.7	6	1.3	6
Scientific	14.1	4	11.4	3	2.7	24
Total	$391.2	100%	$388.7	100%	$2.5	1%

Sales of $391.2 million for fiscal year 2012 were $2.5 million, or approximately 1%, higher than sales of $388.7 million for fiscal year 2011. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets decreased 3% as a result of the expected absence of a large, non-recurring program for counter-IEDs that was completed in fiscal year 2011. We recorded approximately $18.0 million in sales for this program in fiscal year 2011, as compared to no sales for this program in fiscal year 2012. Partially offsetting this decrease, sales of products to support the radars for certain missile systems and the Aegis weapons system increased during fiscal year 2012.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 11% increase in sales of our medical products was due to higher sales of products to support x-ray imaging and radiation therapy applications. As a result of the timing of the two most recent annual x-ray imaging programs in Russia, fiscal year 2012 contained significantly higher shipments of x-ray imaging products for customers participating in these programs than did the previous year. These increases were partially offset by a decrease in sales to support MRI applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 3% decrease in sales in the communications market was primarily due to lower sales, as expected, for the WIN-T military communications program, as we have substantially completed our involvement in Increment One of the WIN-T program. This decrease was partially offset by an increase in sales to support other military communications applications. Sales for certain commercial communications applications, including direct-to-home and other satellite broadcast applications, also increased.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $1.3 million increase in industrial sales was due to higher sales to support cargo screening and electromagnetic voltage testing applications. This increase was partially offset by a decrease in sales to support semiconductor manufacturing applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $2.7 million increase in scientific sales was due to higher sales of products to support accelerator applications.

Gross Profit. Gross profit was $108.8 million, or 27.8% of sales, for fiscal year 2012 as compared to $102.3 million, or 26.3% of sales, for fiscal year 2011. Gross profit is influenced by numerous factors including sales volume and mix, pricing, raw material and manufacturing costs, and warranty costs. The increase in gross profit in fiscal year 2012 as compared to fiscal year 2011 was primarily due to the $7.7 million of utilization of the net increase in cost basis of the inventory due to purchase accounting in connection with the Merger in fiscal year 2011 and the reduction in product warranty expense, partially offset by lower gross profit on certain programs, higher depreciation expense due to the revaluation of fixed assets in connection with the Merger and the unfavorable impact from translation of Canadian costs in fiscal year 2012.

Research and Development. Company-sponsored research and development expenses were $13.5 million, or 3.5% of sales, for fiscal year 2012 and $14.8 million, or 3.8% of sales, for fiscal year 2011. The $1.3 million decrease in research and development for fiscal year 2012 was primarily due to decreased development expenses for solid-state communication devices due to the acquisition of Codan Satcom product technology and more engineering efforts assigned to customer sales contracts.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	September 28, 2012	September 30, 2011
Company sponsored	$13.5	$14.8
Customer sponsored, charged to cost of sales	14.7	18.1
	$28.2	$32.9

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products. Prior to the first quarter of fiscal year 2012, we disclosed in the above table customer-sponsored research and development based on the amount charged to costs of sales upon revenue recognition rather than the amount of expenditures incurred for these activities as the development work was performed. For comparative purposes, the prior period amount presented above has been adjusted to conform to current period presentation.
Selling and Marketing. Selling and marketing expenses were $21.7 million, or 5.5% of sales, for fiscal year 2012, a $0.2 million decrease from the $21.9 million, or 5.6% of sales, for fiscal year 2011. The decrease in selling and marketing expenses in fiscal year 2012 as compared to fiscal year 2011 was primarily due to lower stock compensation expense of $0.4 million from the accelerated vesting of stock options in connection with the Merger in fiscal year 2011.
General and Administrative. General and administrative expenses were $25.2 million, or 6.4% of sales, for fiscal year 2012, a $1.7 million decrease from the $26.9 million, or 6.9% of sales, for fiscal year 2011. The $1.7 million decrease in general and administrative expenses was primarily due to $2.8 million lower stock compensation expense primarily from the accelerated vesting of stock options in connection with the Merger in fiscal year 2011 and lower management incentive expenses of $1.2 million in fiscal year 2012; partially offset by expenses of $1.5 million for legal, tax and other professional services for the Codan Satcom acquisition, and higher Veritas Management advisory fees of $0.6 million in fiscal year 2012 than those in fiscal year 2011 when they only applied to the period following the Merger.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles was $14.0 million, or 3.6% of sales, for fiscal year 2012 and $13.1 million, or 3.4% of sales, for fiscal year 2011. The $0.9 million increase in amortization of acquisition-related intangibles for fiscal year 2012 compared to fiscal year 2011 was due to the revaluation of intangible assets in connection with the Merger. Amortizable acquisition-related intangible assets are amortized over periods of up to 40 years.
Strategic Alternative Transaction Expenses. Strategic alternative transaction expenses were $14.2 million for fiscal year 2011. Strategic alternative transaction expenses comprised CPII stock compensation expense and non-recurring transaction costs, such as fees for investment bankers, attorneys and other professional services, rendered in connection with the sale of Predecessor. CPII stock compensation expense of $5.2 million represents the amount of cash payments for the unvested portion of the stock awards for which vesting was accelerated as of the closing date of the Merger in accordance with the terms of the Merger Agreement.
Interest Expense, Net (“Interest Expense”). Interest Expense of $27.2 million for fiscal year 2012 was $3.7 million higher than interest expense of $23.5 million for fiscal year 2011. The increase in interest expense for fiscal year 2012 was primarily due to the $170 million increase in debt obligations in connection with the Merger.

Loss on Debt Extinguishment. The loss on debt extinguishment of $0.1 million in fiscal year 2011 resulted from the retirement of debt obligations in connection with the Merger and reflects $0.6 million of bond tender fees and other related expenses, net of $0.5 million gain from debt repayment at less than carrying value.
Income Tax Expense (Benefit). We recorded income tax expense of $3.4 million for fiscal year 2012 and an income tax benefit of $1.1 million for fiscal year 2011. Our effective tax rates were 48% for fiscal year 2012 and 9% for fiscal year 2011.

The fiscal year 2012 income tax rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes, foreign earnings that are subject to U.S. federal income tax, tax contingency reserves, and non-deductible stock compensation expense; partially offset by the domestic manufacturing deduction.

The fiscal year 2011 income tax rate benefit is less than the expected federal statutory rate of 35% primarily due to the unremitted foreign income inclusion and non-deductible Merger expenses; partially offset by foreign income taxed at lower rates and a discrete tax benefit from the reduction to tax contingencies reserves from the expiration of the statute of limitations.
The effective income tax rate for fiscal year 2013 is expected to be approximately 42%. The estimated tax rate for fiscal year 2013 is higher than the expected federal statutory rate of 35% primarily due to state income taxes and foreign earnings that are subject to incremental U.S. federal income tax due to certain non-deductible purchase accounting adjustments, partially offset by the domestic manufacturing deduction.

Net Income (Loss). Net income was $3.7 million, or 0.9% of sales, for fiscal year 2012 as compared to net loss of $11.2 million, or 2.9% of sales, for fiscal year 2011. The $14.9 million increase in net income in fiscal year 2012 as compared to fiscal year 2011 was primarily due to Merger-related expenses incurred in fiscal year 2011: (1) strategic alternative transaction expenses, (2) the utilization of the net increase in cost basis of the inventory due to purchase accounting and (3) higher stock compensation expense due to accelerated vesting of stock options in connection with the Merger; partially offset by an increase in interest expense due to the Merger and an increase in the income tax provision in fiscal year 2012.
EBITDA. EBITDA was $59.6 million, or 15.2% of sales, for fiscal year 2012 as compared to $33.9 million, or 8.7% of sales, in fiscal year 2011. The $25.7 million increase in EBITDA in fiscal year 2012 as compared to fiscal year 2011 was primarily due to Merger related expenses incurred in fiscal year 2011: (1) strategic alternative transaction expenses, (2) the utilization of the net increase in cost basis of the inventory due to purchase accounting and (3) higher stock compensation expense due to accelerated vesting of stock options in connection with the Merger.
Calculation of Management Bonuses. Management bonuses were $1.5 million in fiscal year 2012 compared to $2.9 million in fiscal year 2011. Management bonuses for fiscal years 2012 and 2011 were calculated pursuant to our Management Incentive Plan (“MIP”) and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2012 was $64.4 million compared to $63.4 million in fiscal year 2011. For fiscal year 2012, the non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were acquisition-related expenses of $1.5 million, stock-based compensation expense of $1.0 million, the Veritas Management advisory fees of $2.0 million and utilization of net increase in the cost basis of inventory of $0.2 million. For fiscal year 2011, the non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were strategic alternative transaction expenses of $14.2 million, stock-based compensation expense of $4.9 million, early debt extinguishment expense of $0.1 million, an adjustment for the merger impact of the revaluation of acquired assets and liabilities of $8.6 million, the Veritas Management advisory fees of $1.4 million and legal fees for a business compliance review of $0.2 million. The most significant charge from the revaluation of acquired assets and liabilities was the $7.7 million net increase in the cost basis of the inventory. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles of $12.1 million reflects an increase as a result of the revaluation of intangible assets in connection with the Merger.

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

Loss on Debt Extinguishment, Net. Loss on debt extinguishment, net of $0.1 million resulted from the retirement of debt obligations in connection with the Merger and reflects $0.6 million of bond tender fees and other related expenses, net of $0.5 million gain from debt repayment at less than carrying value.

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

Sales of $388.7 million for fiscal year 2011 were $28.3 million, or approximately 8%, higher than sales of $360.4 million for fiscal year 2010. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets increased approximately 15% from $131.6 million in fiscal year 2010 to $151.9 million in fiscal year 2011. The large majority of this increase was due to an increase in sales of products to support a counter-IED program for which production shipments took place entirely in fiscal year 2011; this program was not expected to recur in future fiscal years. Sales to support the Aegis weapons system increased, as well.

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

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 9% increase in sales in the communications market was primarily due to increases in sales to support military communications applications, particularly sales of advanced tactical common data link (“TCDL”) terminals for intelligence, surveillance and reconnaissance (“ISR”) applications. In addition, sales of products to support satellite broadcast applications for commercial communications also increased. These increases were partially offset by a decrease in sales for the WIN-T military communications program, as we substantially completed our involvement in Increment One of this program.

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

Gross Profit. Gross profit was $102.3 million, or 26.3% of sales, for fiscal year 2011 as compared to $108.4 million, or 30.1% of sales, for fiscal year 2010. Gross profit is influenced by numerous factors including sales volume and mix, pricing, raw material and manufacturing costs, and warranty costs. The primary reason for the decrease in gross profit in fiscal year 2011 as compared to fiscal year 2010 was $7.7 million of utilization of the net increase in cost basis of the inventory that resulted from purchase accounting in connection with the Merger, as well as the unfavorable impact of the strong Canadian dollar versus the U.S. dollar and a significant loss reserve provision for a telemetry contract due to cost overruns and a partial contract termination. These unfavorable factors were partially offset by higher shipment volume and the related improvement in operating efficiencies in fiscal year 2011.

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

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	September 30, 2011	October 1, 2010
Company sponsored	$14.8	$12.4
Customer sponsored, charged to cost of sales	18.1	16.1
	$32.9	$28.5

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products. Prior to the first quarter of fiscal year 2012, we disclosed in the above table customer-sponsored research and development based on the amount charged to costs of sales upon revenue recognition rather than the amount of expenditures incurred for these activities as the development work was performed. For comparative purposes, the prior period amounts presented above have been adjusted to conform to current period presentation.

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

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles was $13.1 million, or 3.4% of sales, for fiscal year 2011 and $2.7 million, or 0.7% of sales, for fiscal year 2010. The $10.4 million increase in amortization of acquisition-related intangibles for fiscal year 2011 compared to fiscal year 2010 was due to the revaluation of intangible assets in connection with the Merger. Amortizable acquisition-related intangible assets are amortized over periods of up to 40 years.

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

Loss on Debt Extinguishment. The loss on debt extinguishment of $0.1 million in fiscal year 2011 resulted from the retirement of debt obligations in connection with the Merger and reflects $0.6 million of bond tender fees and other related expenses, net of $0.5 million gain from debt repayment at less than carrying value.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $1.1 million for fiscal year 2011 and income tax expense of $5.6 million for fiscal year 2010. Our effective tax rates were 9% for fiscal year 2011 and 45% for fiscal year 2010.

The fiscal year 2011 income tax benefit was less than the expected benefit using the 35% federal statutory rate primarily due to U.S. inclusion of foreign income and non-deductible Merger expenses; partially offset by foreign income taxed at lower rates and a discrete tax benefit from the reduction to tax contingencies reserves from the expiration of the statute of limitations. The fiscal year 2010 tax rate was higher than the 35% federal statutory rate primarily due to discrete tax expenses of $2.2 million, net which comprise the following: (1) $3.1 million tax expense related to the uncertainty of obtaining a tax deduction for all of the expenses incurred in connection with the terminated Comtech merger, (2) $0.3 million tax benefit true-up related to the filing of fiscal year 2010 income tax returns, (3) $0.3 million tax benefit to adjust deferred tax accounts for a reduction to future Canadian income tax rates, and (4) $0.3 million for research and development tax credit benefits claimed on prior year income tax returns.

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

Calculation of Management Bonuses. Management bonuses were $2.9 million in fiscal year 2011 compared to $3.3 million in fiscal year 2010. Management bonuses for fiscal years 2011 and 2010 were calculated pursuant to our MIP and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our MIP for the fiscal year. Due to the Merger in fiscal year 2011, EBITDA as adjusted for purposes of calculating management bonuses has also been adjusted for the impact of the revaluation of acquired assets and liabilities and Veritas Management advisory fees. EBITDA for purposes of calculating management bonuses for fiscal year 2011 was $63.4 million compared to $61.6 million in fiscal year 2010. For fiscal year 2011, the non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were strategic alternative transaction expenses of $14.2 million, stock-based compensation expense of $4.9 million, early debt extinguishment expense of $0.1 million, an adjustment for the merger impact of the revaluation of acquired assets and liabilities of $8.6 million, the Veritas Management advisory fees of $1.4 million and legal fees for a business compliance review of $0.2 million. The most significant charge from the revaluation of acquired assets and liabilities was the $7.7 million net increase in the cost basis of the inventory. For fiscal year 2010, the non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were strategic alternative transaction expenses of $19.9 million and stock-based compensation expense of $3.0 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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

On June 30, 2012, we completed our acquisition of the Codan Satcom business from Codan Limited, an Australian-based public company, to whom we have paid, using cash on hand, $7.5 million (including goods and services tax). We may be required to pay Codan Limited future consideration of up to $4.5 million, contingent upon the achievement of certain revenue targets over the following two years.

We believe that cash flows from operations and availability under our revolving credit facility included in the senior secured credit facilities will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months. We may need to incur additional financings to make strategic acquisitions or investments or if our cash flows from operations are less than we expect. We cannot assure you that financing will be available to us on acceptable terms or that financing will be available at all.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	Successor		Predecessor
	September 28, 2012	September 30, 2011	October 1, 2010
Cash and cash equivalents	$43.0	$35.0	$42.8
Working capital	$126.9	$103.0	$44.8

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.9 million as of September 28, 2012, consisting of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of September 28, 2012, excluding approximately $4.8 million of outstanding letters of credit, our total indebtedness was $362.4 million before unamortized original issue discount of $0.6 million. We also had an additional $25.2 million available for borrowing under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. For fiscal year ended September 28, 2012, our interest expense exclusive of debt issue costs and discount amortization was $25.0 million, and our cash interest paid was $25.4 million.

As of September 28, 2012 and September 30, 2011, we were in compliance with the covenants under the agreements governing our senior credit facilities and the indentures governing our senior notes. Currently, our most significant debt covenants require us to maintain a maximum leverage ratio of 6.5:1 and a minimum cash interest ratio of 1.75:1. Our current leverage ratio is approximately 5.3:1 and our cash interest ratio is approximately 2.6:1.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Successor		Predecessor
	Year Ended	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
Net cash provided by operating activities	$25.1	$13.6	$4.3	$19.8
Net cash used in investing activities	(15.5)	(375.4)	(2.5)	(4.5)
Net cash (used in) provided by financing activities	(1.5)	349.9	2.2	1.4
Net increase (decrease) in cash and cash equivalents	$8.1	$(11.9)	$4.0	$16.7

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $25.1 million in fiscal year 2012 was attributable to net income of $3.7 million, and depreciation, amortization and other non-cash charges of $29.4 million, partially offset by net cash used in working capital of $8.0 million. The primary uses of cash for working capital during fiscal year 2012 were increases in accounts receivable and inventories. Accounts receivable increased due to the timing factors associated with shipments and sales. Inventories increased in anticipation of fulfilling certain customer orders and due to the recent acquisition of Codan Satcom.

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

Investing Activities

Investing activities for fiscal year 2012 comprised payments of $7.9 million for the acquisition of Codan Satcom and another business combination and capital expenditures of $7.6 million.

Investing activities for the period February 11, 2011 to September 30, 2011 comprised payment made for the acquisition of Predecessor for $370.5 million and capital expenditures of $4.9 million. Investing activities for the period October 2, 2010 to February 10, 2011 comprised capital expenditures of $2.5 million.

Investing activities for fiscal year 2010 comprised $4.5 million of capital expenditures.

Financing Activities

Financing activities for fiscal year 2012 comprised repayment of borrowings under Successor’s term loan facility of $1.5 million.

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

Net cash provided by financing activities for fiscal year 2010 consisted of proceeds and tax benefits of $1.4 million from employee stock purchases and exercise of stock options under Predecessor’s then-existing stock option plans.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 28, 2012 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2013	2014-2015	2016-2017	Thereafter
Operating leases	$6,205	$1,830	$1,834	$302	$2,239
Purchase commitments	42,000	41,033	967	—	—
Debt obligations	362,375	3,200	1,496	142,679	215,000
Interest on debt obligations	127,842	24,950	49,809	44,722	8,361
Uncertain tax positions, including interest	7,032	3,395	3,637	—	—
Total cash obligations	$545,454	$74,408	$57,743	$187,703	$225,600
Standby letters of credit	$4,753	$4,753

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the timing of payments and actual amounts paid may be different.

The amounts for debt obligations and interest on debt obligations in the above table assume (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, (2) that interest rates in effect on September 28, 2012 remain constant for future periods, and (3) a debt level based on mandatory repayments (net of any applied mandatory prepayments) according to the contractual amortization schedule. The debt obligations in the above table also reflect the prepayment requirement under our senior secured credit facilities, which commences with the fiscal year 2012 and is calculated based on a percentage of “excess cash flow” as defined in the credit agreement governing our senior credit facilities. The excess cash flow mandatory prepayment is applied to scheduled installments of the term loan (and allocated to such scheduled installments in direct order to the next eight scheduled installments and thereafter to the remaining scheduled installments on a pro rata basis) until paid in full. The excess cash flow mandatory prepayment is required to be made within five business days of issuing the year-end consolidated financial statements. Based on the results for fiscal year 2012, we determined a prepayment of $3.2 million will be required to be made during the first quarter of fiscal year 2013. Classified accordingly as current in the consolidated balance sheet, this $3.2 million is the only excess cash flow payment reflected in the table above. The remaining balance on our senior secured credit facilities is classified as noncurrent.

Leases: We are committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of our leases provide for escalating lease payments. Assets subject to capital leases as of September 28, 2012 were not material.

Purchase Commitments: As of September 28, 2012, we had known purchase commitments of $42.0 million, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that we cannot cancel or for which we would be required to pay a termination fee in the event of cancellation.

Debt Obligations: As of September 28, 2012, our long-term debt consisted of the following (in millions):

Senior Secured Credit Facilities:
Revolving credit facility	$—
Term loan facility, excluding discount	147.4
Term loan unamortized original issue discount	(0.6)
146.8
8.00% Senior Notes due 2018	215.0
361.8
Less: Current portion	3.2
Long-term portion	$358.6
Standby letters of credit	$4.8

Senior Secured Credit Facilities. In connection with the Merger, on February 11, 2011 we entered into the Senior Secured Credit Facilities consisting of (i) a $150.0 million six-year term loan facility; and (ii) a $30.0 million, five-year revolving credit facility. We borrowed the full amount of the term loan facility thereunder in connection with the Merger, and the revolving credit facility was undrawn at September 28, 2012 (other than for approximately $4.8 million of outstanding letters of credit). We have the option to increase the amount available under the Senior Secured Credit Facilities by up to an aggregate of $50.0 million on an uncommitted basis.

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

Contingent Income Tax Obligations

As of September 28, 2012, our total unrecognized tax benefits, including any related interest accrual, were $3.4 million reported as income taxes payable (current liability) and $3.6 million reported as other long-term liabilities in our consolidated balance sheet. See Note 14, Income Taxes, to the accompanying consolidated financial statements for more information.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for fiscal year 2012 were $7.6 million. In fiscal year 2013, ongoing capital expenditures are expected to be approximately $7.0 to $8.0 million and to be funded by cash flows from operating activities.

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

Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria. We allocate the consideration among the separate units of accounting based on their relative selling prices, and consider the applicable revenue recognition criteria separately for each of the separate units of accounting. We apply a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s selling price. The amount of our product revenue is affected by our judgments as to whether an arrangement includes multiple elements and if so, the selling price hierarchy for those elements. Changes to the elements in an arrangement and the measurement of the selling price for those elements could affect the timing of revenue recognition. These conditions are sometimes subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

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

Recoverability of long-lived assets

We test goodwill and identifiable intangible assets with indefinite useful lives for impairment at least annually. We amortize intangible assets subject to amortization over their respective estimated useful lives and review them for impairment. We amortize identifiable intangible assets on a straight-line basis over their useful lives of up to 40 years.

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

At September 28, 2012 and September 30, 2011, the carrying amount of goodwill and other intangible assets with indefinite useful lives was $214.0 million and $214.1 million, respectively. Based on our test for impairment performed in the fourth quarter of fiscal year 2012, goodwill and other intangible assets with indefinite useful lives were determined not to be impaired. We will continue to evaluate the need for impairment at least annually in the fourth quarter or in other fiscal quarters if changes in circumstances or available information indicate that impairment may have occurred.

At September 28, 2012 and September 30, 2011, the carrying amount of property, plant and equipment and finite-lived intangible assets was $295.4 million and $308.8 million, respectively. We review the carrying values of long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. We assess the recoverability of property, plant and equipment to be held and used and finite-lived intangible assets by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Business Combinations

We apply the acquisition method of accounting for business combinations and recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of September 28, 2012, we had fixed-rate senior notes of $215.0 million due in 2018, bearing interest at 8% per year, and a variable–rate term loan of $146.8 million (net of $0.6 million unamortized original issue discount) under our senior secured credit facilities due in 2017. Our variable rate debt is subject to changes in the LIBOR rate. As of September 28, 2012, the variable interest rate on the term loan under the senior secured credit facilities was 5.0%.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At September 28, 2012, the fair value of foreign currency forward contracts was a short-term asset of $1.1 million (prepaid and other current assets) and a short-term liability of $36,000 (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. At September 28, 2012, the unrealized loss, net of tax of $0.3 million, was $0.8 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next five fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). No ineffective amounts were recognized due to anticipated transactions failing to occur for fiscal year 2012, as well as for the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011. The gain recognized in general and administrative expenses due to hedge ineffectiveness for fiscal year 2010 was $0.1 million.

As of September 28, 2012, we had entered into Canadian dollar forward contracts for approximately $34.5 million (Canadian dollars), or approximately 63% of estimated Canadian dollar denominated expenses for October 2012 through September 2013, at an average rate of approximately 0.98 U.S. dollar to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 28, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of September 28, 2012.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the board of directors of CPII, the board of directors of Parent and our named executive officers as of December 6, 2012.

Name	Age	Office and Position
O Joe Caldarelli	62	Chief Executive Officer and Director
Robert A Fickett	52	President, Chief Operating Officer and Director
Joel A Littman	60	Chief Financial Officer, Treasurer and Secretary
John R Beighley	59	Vice President and Assistant Secretary of CPII
Don C Coleman	58	Vice President of CPII
Andrew E Tafler	57	Vice President of CPII
Hugh D Evans	44	Chairman of the Board of Directors, Director
Ramzi M Musallam	44	Director
Jeffrey P Kelly	38	Director
Benjamin M Polk	61	Director
Michael J Meehan	72	Director
Admiral Leighton W Smith, Jr.	73	Director

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

Hugh D. Evans serves as the chairman of our board of directors. Mr. Evans is a partner at Veritas Capital. Prior to joining Veritas in 2005, Mr. Evans was a partner at Falconhead Capital, a middle market private equity firm. While at Falconhead, Mr. Evans was a member of the firm’s investment committee. Prior to Falconhead, Mr. Evans was a principal at Stonington Partners. Mr. Evans began his private equity career in 1992 at Merrill Lynch Capital Partners, the predecessor firm of Stonington, which was a wholly owned subsidiary of Merrill Lynch. Mr. Evans is a member of the boards of directors of Aeroflex Holding Corp. and several private companies. Mr. Evans holds an A.B. from Harvard University and an M.B.A. from the University of Chicago Graduate School of Business. Mr. Evans was chosen to serve on our board of directors because of his position as a partner of Veritas Capital, his experience on other public and private company boards and his extensive experience in finance and private equity investment.

Ramzi M. Musallam serves as a member of our board of directors. Mr. Musallam is a partner at Veritas Capital, which he has been associated with since 1997. Mr. Musallam is a member of the boards of directors of Aeroflex Holding Corp. and several private companies and was a member of the board of directors of Vangent, Inc. from February 2007 to September 2011 and
DynCorp International Inc. from February 2005 to July 2010. Mr. Musallam holds a B.A. from Colgate University with a major in Economics and Mathematics and an M.B.A. from the University of Chicago Booth School of Business. Mr. Musallam was chosen to serve on our board of directors because of his position as a partner of Veritas Capital, his experience on other public and private company boards and his extensive experience in finance and private equity investment.

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

Benjamin M. Polk joined our board of directors in October 2012. Mr. Polk is a partner at Veritas Capital. Prior to joining Veritas in July 2011, Mr. Polk was a partner with the law firm of Schulte Roth and Zabel LLP from May 2004 to July 2011 and prior to that, a partner with the law firm of Winston & Strawn LLP, where Mr. Polk practiced law with that firm and its predecessor firm, from August 1976 to May 2004. During his legal career Mr. Polk worked with Veritas as its lead outside legal counsel on virtually every major transaction Veritas has been involved in since its founding. Mr. Polk is a member of the board of directors of Monster Beverage Corporation and Aeroflex Holding Corp. He holds a B.A. from Hobart College and a J.D. from Cornell Law School. Mr. Polk was chosen to serve on our board of directors because of his extensive experience in finance and private equity investment.

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

Committee Composition

Because Parent’s equity securities are owned by Holding LLC, and are not listed on an exchange or publicly held, the board of directors of Parent has not created separate audit, compensation or nominating committees. The entire board of directors of Parent functions as the compensation and audit committees, and no written charter governs the actions of the board of directors when performing the functions that would generally be performed by those respective committees.

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

Audit Committee

The Company’s audit committee consists of the entire board of directors. The Company’s board of directors has not determined if any of the members of the audit committee qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) and (iii) of Regulation S-K.

Item 11. Executive Compensation

DIRECTOR COMPENSATION
Director Compensation Table
The table below summarizes the compensation paid to or earned by each person who was a director of the Company during the fiscal year ended September 28, 2012, other than any director who is an executive officer. Mr. Caldarelli and Mr. Fickett are also named executive officers, and information regarding compensation paid to or earned by them is presented below under “Executive Compensation-Summary Compensation Table” and the related explanatory tables and narrative disclosures. Mr. Caldarelli and Mr. Fickett did not receive any additional compensation for their service as directors.

	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards	All Other Compensation	Total Compensation
Robert B. McKeon	—	—	—	—	—
Hugh D. Evans	—	—	—	—	—
Ramzi M. Musallam	—	—	—	—	—
Jeffrey P. Kelly	—	—	—	—	—
Michael J. Meehan(2)	32,000	—	—	—	32,000
Admiral Leighton W. Smith Jr.(2)	33,000	—	—	—	33,000

(1)	For a description of the fees earned by the non-employee directors during the fiscal year ended September 28, 2012, see the disclosure below under “Narrative to Director Compensation Table.”

(2)
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

Information with respect to unvested Class B membership interests in Holding LLC granted to Mr. Meehan and Admiral Smith and outstanding as of September 28, 2012, follows:

Class B Membership Interest That Has Not Vested
Michael J. Meehan	0.009%
Admiral Leighton W. Smith Jr.	0.009%

Narrative to Director Compensation Table
Following the Merger, our independent directors are paid an annual cash retainer of $25,000. In addition, we expect to make a one-time grant of Class B membership interests in Holding LLC to an independent director joining the board for the first time, in an amount to be determined by the full board of directors at such time. We may also make additional grants of Class B membership interests in Holding LLC to our independent directors from time to time, as and when determined by the full board. We do not pay any compensation to our non-independent board members in their capacity as such. See “Security Ownership of Certain Beneficial Owners and Management” for additional information regarding the Class B membership interests in Holding LLC.

EXECUTIVE COMPENSATION
Forward-looking Statements

This section contains “forward‑looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward‑looking statements include statements that are predictive in nature; that depend upon or refer to future events or conditions; or that include words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or variations or negatives of such words or similar or comparable words or phrases. These statements are only predictions. Forward‑looking statements are based on the Company’s current expectations and projections about future events and are subject to risks, uncertainties and assumptions that may cause results to differ materially from those set forth in the forward‑looking statements. The forward‑looking statements may include statements regarding actions to be taken by the Company. The Company undertakes no obligation to publicly update any forward‑looking statement, whether as a result of new information, future events or otherwise. Forward‑looking statements should be evaluated together with the uncertainties that may affect the Company’s business, particularly those mentioned in the cautionary statements in Item 1A “Risk Factors” of this report and in the other periodic reports filed by the Company with the Securities and Exchange Commission.
Compensation Discussion and Analysis
We do not have a separate compensation committee, and the board of directors of Parent is responsible for the oversight of our compensation programs and policies. The board of directors consists of six non-employee directors and two executive officers. The executive officers on the board of directors are excluded from the decision-making process with respect to themselves.
Prior to February 11, 2011, the date of the Merger, the Predecessor was a public company subject to the rules of Nasdaq Stock Market. Prior to that date, the compensation of our executive officers was determined by a compensation committee consisting of directors who were independent under the rules of the Nasdaq Stock Market. The Predecessor’s prior filings on Form 10-K with the Securities and Exchange Commission summarize the factors considered by the Predecessor’s compensation committee in connection with its decisions and recommendations prior to the Merger.
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
Salary
In view of our desire to reward performance and loyalty and to place a significant portion of each executive officer’s compensation at risk, we regard salary as only one component of the compensation of our named executive officers. Our executive officers’ salaries for fiscal year 2012 were approved by our board of directors.
We review the base salaries of our named executive officers annually, after receiving recommendations from our chief executive officer.

Management Incentive Plan
Under our Management Incentive Plan ("MIP"), we set objective financial and performance goals near the beginning of each fiscal year. Each executive officer receives an award under which he will receive a bonus equal to a percentage of his base salary; the applicable percentage depends on whether, and the extent to which, the objective performance goals are achieved for the fiscal year. For each fiscal year, we determine a minimum level of objective performance goals that must be achieved before the executive officers will receive any bonuses under the MIP. The goals and calculations underlying the MIP for fiscal year 2012 are discussed in greater detail under “Management Incentive Plan Awards for Fiscal Year 2012.” The executive officers’ goals under the MIP for fiscal year 2012 were set and approved by our board of directors.
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
Deferred Compensation
We offer a non-qualified deferred compensation plan for our executive officers and other employees who are part of a select group of highly compensated or management employees. This deferred compensation plan provides participants with an opportunity to defer payments of a specified percentage of their base salary and MIP bonus. In addition, we make employer contributions to the deferred compensation plan based on a formula. Although the employer contributions to the deferred compensation plan for our executive officers are fully vested, they are in relatively small annual amounts as compared to the executive officers’ base salaries.
Canadian Defined Benefit Pension Plan for Chief Executive Officer
We provide a defined benefit pension plan governed by Canadian law to our chief executive officer. The purpose of this plan is to provide retirement income to our chief executive officer after he has completed many years of service to us. The plan is a retention device, as our chief executive officer’s benefits under the plan will depend on the number of years of his service to us. The plan is in lieu of our chief executive officer’s participation in our Canadian defined contribution plan (analogous to a 401(k) plan) that is generally available to our Canadian employees. Benefits under this defined benefit pension plan are subject to the same statutory limits that are applicable to broad‑based plans in Canada.
Severance Payments, Change-in-control Payments and Related Tax Gross-ups
Our Predecessor entered into employment agreements with the named executive officers prior to the Merger, and these employment agreements continue in force following the Merger. These employment agreements provide that our named executive officers will receive certain severance benefits if we terminate their employment without “cause,” or, in the case of our (a) chief executive officer, (b) chief operating officer and president, and (c) chief financial officer, treasurer and secretary, if they terminate their employment with “good reason” (e.g., because they are demoted). If their termination of employment follows a change in control of the Company, our chief executive officer, chief operating officer and president, and chief financial officer, treasurer and secretary will receive an enhanced level of severance benefits. Furthermore, if a golden parachute excise tax is imposed on our chief executive officer, chief operating officer and president or chief financial officer, treasurer and secretary in connection with his termination of employment following a change in control, the affected executive will receive “gross-up” payments to make him whole for the golden parachute excise tax. However, if a 10% or less reduction in severance would eliminate the golden parachute tax, then the severance will be reduced to eliminate the tax and no reimbursement will be provided. The details of such arrangements are discussed in the section entitled “Narrative Disclosure to Summary Compensation Table, Grants of Plan-based Awards Table, and Grants of Other Equity-based Awards Table-Employment Agreements” below.

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The board of directors, which serves as the compensation committee for the Company, has reviewed the Compensation Discussion and Analysis for fiscal year 2012 and discussed its contents with the Company’s management. Based on such review and discussions, the board of directors recommended that the Compensation Discussion and Analysis be included in the annual report on Form 10-K.

Board of Directors
O. Joe Caldarelli
Hugh D. Evans
Robert A. Fickett
Jeffrey P. Kelly
Michael J. Meehan
Ramzi M. Musallam
Benjamin M. Polk
Admiral Leighton W. Smith Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
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
SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid to or earned for the fiscal year ended September 28, 2012 by:

•	the chief executive officer;

•	the chief financial officer; and

•	the three other most highly compensated individuals who were serving as executive officers of the Company at the end of the fiscal year.

These individuals are referred to in this proxy as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary(c)	Stock Awards(d)	Option Awards(e)	Non-equity Incentive Plan Compensation(f)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(g)	All Other Compensation(h)	Total
O. Joe Caldarelli (a)(b)	2012	$587,333	$—	$—	$292,975	$340,168	$85,564	$1,306,040
Chief Executive Officer	2011	573,954	973,579	113,868	738,920	228,047	79,818	2,708,186
	2010	494,382	115,920	225,014	1,002,980	312,052	82,844	2,233,192
Joel A. Littman	2012	315,577	—	—	107,095	—	50,123	472,795
Chief Financial Officer,	2011	306,577	395,231	56,934	304,000	—	49,600	1,112,342
Treasurer & Secretary	2010	287,077	57,960	112,507	310,500	—	45,477	813,521
Robert A. Fickett	2012	368,173	—	—	166,217	—	55,026	589,416
Chief Operating Officer	2011	357,673	588,013	75,912	481,000	—	54,053	1,556,651
& President	2010	336,942	77,280	150,010	554,531	—	49,853	1,168,616
John R. Beighley	2012	181,058	—	—	63,592	—	37,206	281,856
Vice President	2011	177,558	101,224	18,978	121,566	—	36,983	456,309
	2010	169,077	19,320	37,502	98,009	—	33,998	357,906
Don C. Coleman	2012	208,924	—	—	97,182	—	39,854	345,960
Vice President	2011	204,922	294,007	37,956	174,000	—	39,584	750,469
	2010	196,561	38,640	75,005	87,113	—	36,231	433,550

(a)
For Mr. Caldarelli, salary, non-equity incentive plan compensation and all other compensation amounts are denominated in Canadian dollars. Salary and all other compensation amounts were converted to U.S. dollars using the average exchange rate during fiscal year 2012 of approximately US$0.99 for C$1.00, during fiscal year 2011 of approximately US$1.01 for C$1.00 and during fiscal year 2010 of approximately US$0.95 for C$1.00. Non-equity incentive plan compensation amounts were converted to U.S. dollars for fiscal year 2012 using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00, for fiscal year 2011 using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00 and for fiscal year 2010 using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00.

(b)
Mr. Caldarelli’s base salary was increased to C$600,000 on January 7, 2012. Prior to this increase, his base salary was C$575,000. From October 2004 to January 8, 2011, his base salary had remained constant at C$550,000. However, during the period April 2009 to January 2010, Mr. Caldarelli agreed to take a voluntary and temporary 20% reduction to his base salary. Excluding this temporary reduction and the C$25,000 salary increase in January 2012, any changes to his base salary as reported on the table were a result of the changing U.S. dollar to Canadian dollar exchange rate.

(c)
From April 2009 to January 2010, each of the named executive officers agreed to a voluntary reduction in base salary as a contribution to the Company-wide cost reduction plan. The reduction for each officer was 10% of base salary, except for Mr. Caldarelli, who agreed to a 20% reduction.

(d) For fiscal year 2011 and 2010, this column includes:

(1)
the grant date fair value for stock awards calculated in accordance with FASB ASC 718, “Compensation - Stock Compensation,” for (i) the 25% of Predecessor stock awards granted during fiscal year 2011 that became vested upon the consummation of the Merger and (ii) all shares of restricted stocks and restricted stock units granted during fiscal year 2010. For Mr. Caldarelli, the grant date fair value for the 25% of the Predecessor stock awards granted during fiscal year 2011 that became vested upon the consummation of the Merger equaled $57,990; for Mr. Littman, this value equaled  $28,995; for Mr. Fickett, this value equaled $38,660; for Mr. Beighley, this value equaled $9,665; for Mr. Coleman, this value equaled $19,330. Under the terms of the Predecessor’s merger agreement with Veritas, which was entered into prior to the granting of the fiscal year 2011 stock awards, 25% of the stock awards granted by the Predecessor during fiscal year 2011 would vest and be cashed out in connection with the Merger and the remaining 75% would be cancelled at the time of the Merger for no consideration. For Mr. Caldarelli, the grant date fair value for all of the Predecessor stock awards granted during fiscal year 2011 (including those that were terminated at the time of the Merger for no consideration) equaled $231,960; for Mr. Littman, this value equaled $115,980; for Mr. Fickett, this value equaled $154,640; for Mr. Beighley, this value equaled $38,660; for Mr. Coleman, this value equaled $77,320. The amounts represent the grant date estimate of compensation costs to be recognized over the service period, excluding the effect of forfeiture, but taking into account the expected cancellation of 75% of the fiscal year 2011 stock awards in connection with the Merger. For additional information regarding the assumptions used for the valuation, see Note 12 to the consolidated financial statements included in the Company’s Form 10-K filed for the fiscal year ended September 30, 2011, and Note 9 to the consolidated financial statements included in the Company’s Form 10-K filed for the fiscal year ended October 1, 2010. The amounts also represent the maximum value assuming the highest level of performance conditions is probable (but also assuming that 75% of the fiscal year 2011 stock awards would be cancelled in connection with the Merger for no consideration). All of the Predecessor’s stock plans were terminated upon the completion of the Merger.

(2)
For fiscal year 2011, the grant date fair value of Class B membership interest granted to named executives during the fiscal year. The Class B membership interests are non-transferable and will vest ratably over five years, beginning on the first anniversary of the date of grant. The fair value of the interest at the date of grant was based upon the value of the Class B membership interests of Holding LLC less a 25% marketability discount. The value was determined as of April 27, 2011 based upon a number of factors, including the amount of investment made in exchange for Class A membership interests of Holding LLC by Veritas Capital and certain members of management of the Company. The amount represents the grant date estimate of compensation cost to be recognized over the service period, excluding the effect of forfeiture. For additional information regarding the assumptions used for the valuation, see Note 11 to the consolidated financial statements included in the Company’s Form 10-K filed for the fiscal year ended September 30, 2011.

(e)
The column includes the grant date fair value for option awards calculated in accordance with ASC 718, for (i) the 25% of stock options granted during fiscal year 2011 that became vested upon the consummation of the Merger and (ii) all stock options granted during fiscal year 2010. For Mr. Caldarelli, the grant date fair value for the 25% of the Predecessor stock options granted during fiscal year 2011 that became vested upon the consummation of the Merger equaled $113,868; for Mr. Littman, this value equaled  $56,934; for Mr. Fickett, this value equaled $75,912; for Mr. Beighley, this value equaled $18,978; for Mr. Coleman, this value equaled $37,956. Under the terms of the Predecessor’s merger agreement with Veritas, which was entered into prior to the granting of the fiscal year 2011 stock options, 25% of the stock options granted by the Predecessor during fiscal year 2011 would vest and be cashed out in connection with the Merger and the remaining 75% would be cancelled at the time of the Merger for no consideration. For Mr. Caldarelli, the grant date fair value for all of the Predecessor stock options granted during fiscal year 2011 (including those that were terminated at the time of the Merger for no consideration) equaled $455,472; for Mr. Littman, this value equaled $227,736; for Mr. Fickett, this value equaled $303,648; for Mr. Beighley, this value equaled $75,912; for Mr. Coleman, this value equaled $151,824. The amounts represent the grant date estimate of compensation costs to be recognized over the service period, excluding the effect of forfeiture, but taking into account the expected cancellation of 75% of the fiscal year 2011 stock options in connection with the Merger. For additional information regarding the assumptions used for the valuation, see Note 12 to the consolidated financial statements included in the Company’s Form 10-K filed for the fiscal year ended October 1, 2011 and Note 9 to the consolidated financial statements included in the Company’s Form 10-K filed for the fiscal year ended October 1, 2010. The amounts also represent the maximum value assuming the highest level of performance conditions is probable (but also assuming that 75% of the fiscal year 2011 stock options would be cancelled in connection with the Merger for no consideration). All of the Predecessor’s stock plans were terminated upon the completion of the Merger.

(f)
Includes amounts earned under the Company’s Management Incentive Plan ("MIP") for all of the named executive officers. As noted above, for Mr. Caldarelli, the payments are denominated in Canadian dollars, and the fiscal year 2012 amount was converted to U.S. dollars using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00, while the fiscal year 2011 amount was converted to U.S. dollars using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00 and the fiscal year 2010 amount was converted to U.S. dollars using an exchange rate as of October 1, 2010 of approximately US$0.97 for C$1.00.

For fiscal year 2012, Mr. Caldarelli, at his discretion, voluntarily reduced the bonus to which he was otherwise entitled under the MIP by US$130,000, and this $130,000 was redistributed in equal amounts to all other participants, except CPI officers and division presidents.

(g)
Mr. Caldarelli’s pension plan is denominated in Canadian dollars. The aggregate change in the actuarial present value of the pension benefit obligation during fiscal years 2010, 2011 and 2012 consists of the following:

	Fiscal Year 2010	Fiscal Year 2011	Fiscal Year 2012
U.S. dollar changes in Canadian pension benefit obligation	$263,362	$225,382	$265,806
Increases in pension benefit obligation as a result of the changing U.S. dollar to Canadian dollar exchange rate	48,690	2,665	74,362
Total changes in pension benefit obligation in U.S. dollars	$312,052	$228,047	$340,168
The amounts above were calculated using an exchange rate at the beginning of fiscal year 2010 of approximately US$0.93 for $C$1.00, at the end of 2010 of approximately US$0.97 for C$1.00, at the end of fiscal year 2011 of approximately US$0.98 for C$1.00, and at the end of fiscal year 2012 of approximately US$1.02 for C$1.00.

(h)	Details regarding the various amounts included in this column are provided in the following table entitled “All Other Compensation Table for Fiscal Year 2012.”
All Other Compensation Table for Fiscal Year 2012
The components of the amounts shown in the “All Other Compensation” column of the “Summary Compensation Table” are displayed in detail in the following table.

Name of Executive	Company 401(k) Contribution	Car Allowance (a)	Tax Gross-ups (b)	Payments to Non-qualified Deferred Compensation Plan (c)	Cash in Lieu of Pension (d)	Payments to Defined Contribution Plan	Other Compensation	Total
O. Joe Caldarelli	$—	$44,026	$18,430	$—	$23,108	$—	$—	$85,564
Joel A. Littman	11,966	25,200	—	12,957	—	—	—	50,123
Robert A. Fickett	11,875	25,200	—	17,951	—	—	—	55,026
John R. Beighley	8,600	25,200	—	3,406	—	—	—	37,206
Don C. Coleman	9,924	25,200	—	4,730	—	—	—	39,854

(a)
Represents the total cost to the Company for use by the named executive officer of a company car during fiscal year 2012. For Mr. Caldarelli, this includes amounts paid by the Company for lease costs, reimbursement of gas, maintenance costs and car insurance and the amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2012 of approximately US$0.99 for C$1.00.

(b)
Represents tax gross-ups paid to Mr. Caldarelli related to the use of a company car. The amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2012 of approximately US$0.99 for C$1.00.

(c)	Represents amount to be contributed by the Company to the non-qualified deferred compensation plan for fiscal year 2012.

(d)
The Company’s Canadian subsidiary makes contributions to a defined benefit plan (discussed under “Pension Benefits” below) for the benefit of Mr. Caldarelli. The amounts in this column represent the excess of the amount the Company is obligated to contribute over the governmentally imposed limitation on contributions. For Mr. Caldarelli, this amount was paid to an investment advisor managing investments in the defined benefit plan. The amounts shown are denominated in Canadian Dollars and were converted to U.S. Dollars using the average exchange rate during fiscal year 2012 of approximately US$0.99 for C$1.00.

Grants of Plan-based Awards For Fiscal Year 2012
The following table provides information concerning grants of plan-based awards to each of the named executive officers for the fiscal year ended September 28, 2012.

		Date of Approval by	Estimated Future Payments Under Non-equity Incentive Plan Awards(1)			Actual Payouts Under Non-equity Incentive Plan	All Other Stock Awards: Number of Shares of Stock or Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Compensation Committee	Threshold ($)	Target ($)	Maximum ($)	Awards(2) ($)	Units (#)	Options (#)	Awards ($/Sh)	Awards ($)
O. Joe Caldarelli(3)	—	—	$183,600	$612,000	$1,285,200	$292,975	—	—	—	—
Joel A. Littman	—	—	57,240	190,800	381,600	107,095	—	—	—	—
Robert A. Fickett	—	—	83,475	287,250	626,063	166,217	—	—	—	—
John R. Beighley	—	—	26,145	90,125	177,269	63,592	—	—	—	—
Don C. Coleman	—	—	31,500	105,000	236,250	97,182	—	—	—	—

(1)	Amounts represent possible payouts under the Company’s MIP for fiscal year 2012 for all of the named executive officers.

(2)
The amounts in this column represent the actual payouts under the MIP for fiscal year 2012 for all of the named executive officers. The amounts in this column are also included in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

(3)
For Mr. Caldarelli, estimated future payments under non-equity incentive plan awards and actual payouts under non-equity incentive plan awards are denominated in Canadian dollars, which were converted to U.S. dollars using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00.

For fiscal year 2012, Mr. Caldarelli, at his discretion, voluntarily reduced the bonus which he was entitled to receive under the MIP by US$130,000, and this $130,000 was redistributed in equal amounts to all other participants, except CPI officers and division presidents.
Grants of Equity-based Awards For Fiscal Year 2012
There are no equity-based awards granted to named executive officers during fiscal year 2012.
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
Each agreement provides for the following initial base salary, subject to upward adjustment by the board of directors of the Company in its sole discretion: Mr. Caldarelli-C$550,000; Mr. Fickett-US$300,000; and Mr. Littman-US$230,000.

Each of these executive officers is eligible to receive an annual cash bonus through participation in the Company’s MIP, as in effect from time to time, and awards under the Company’s equity incentive plans. For fiscal year 2012, the target bonuses for Messrs. Caldarelli, Fickett and Littman under the Company’s MIP were 1.0, 0.75 and 0.60 respectively, times their respective base salaries. Each of these executive officers is eligible to participate in other benefit plans, policies and programs.
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
Mr. Coleman
Communications & Power Industries LLC has an employment letter, dated November 2, 2002, with Mr. Coleman that provides for an annual base salary of $159,000. The current practice is for the base salary to be reviewed and adjusted as appropriate. The letter provides that Mr. Coleman is entitled to participate in the Company’s MIP. If Mr. Coleman is terminated without cause, he will be entitled to continued payment of his base salary for 12 months. If Mr. Coleman is terminated without cause at any time during the two-year period following a change-in-control event, he will be entitled to continued payment of base salary for 12 months. In addition, upon a termination without cause, including in connection with such termination within two years after a change-in-control event, Mr. Coleman will be entitled to the continuation of employee benefits for the severance period, 100% of the management incentive award that otherwise would have been earned by him, continued use of his company car and full outplacement services. In order to receive the foregoing severance benefits, Mr. Coleman will be required to execute a general release in favor of the employer.
Mr. Beighley
Communications & Power Industries, Inc. has an employment letter, dated June 27, 2000, with Mr. Beighley that provides for an annual base salary of $131,000. The Company's current practice is for the base salary to be reviewed and adjusted as appropriate. The letter provides that Mr. Beighley is entitled to participate in the Company's MIP. Mr. Beighley is also entitled to participate in the executive car program, the 401(k) plan and the executive physical program. In addition, Mr. Beighley is entitled to business travel insurance of up to $1 million. Pursuant to the letter, if Mr. Beighley is terminated without cause, he will be entitled to continued payment of base salary for 12 months, the continuation of employee benefits for 18 months, 100% of the management incentive award that otherwise would have been earned by him, continued use of his company car, and full outplacement services. In order to receive the foregoing severance benefits, Mr. Beighley will be required to execute a general release in favor of the employer. In the event of Mr. Beighley's death, his heirs or estate will be entitled to receive an amount equal to two times his weekly earnings plus an additional day for every year of completed service.

Management Incentive Plan Awards for Fiscal Year 2012
For fiscal year 2012, our board of directors established goals under the MIP based on earnings before interest, taxes, depreciation and amortization, further adjusted to exclude certain non-cash and non-recurring items (“Adjusted EBITDA”), and cash flows from operating activities before taxes, interest and non-recurring expenses, less recurring cash flow from investing activities (“Adjusted Operating Cash Flow”). Minimum and maximum Adjusted EBITDA and Adjusted Operating Cash Flow goals were established at the corporate level and at each division. No bonus is payable with respect to a performance factor if the performance is below the minimum goal. Performance above the maximum level would not result in any increase in bonus.
The following table sets forth for fiscal year 2012, the minimum threshold goals (below which no bonuses based on the corresponding factor would be paid) and the maximum goals (above which no bonuses based on the corresponding factor would be paid), for Company Adjusted EBITDA and Adjusted Operating Cash Flow as well as the Company’s actual performance for the year (dollars in millions).

Performance Factor	Minimum Threshold	Maximum Threshold	Actual Performance
Company Adjusted EBITDA	$60.0	$71.0	$64.4
Company Adjusted Op. Cash Flow	49.0	60.0	47.0
In calculating Adjusted EBITDA for fiscal year 2012, the Company excluded the following non-recurring and non-cash items: transaction costs related to closing and integration of the Codan Satcom acquisition of $1.5 million, stock-based compensation expense of $1.0 million, an adjustment for the impact of the revaluation of acquired assets and liabilities of $0.2 million and the Veritas Management advisory fees of $2.0 million. The base salary used for each executive was: Mr. Caldarelli C$600,000 Canadian, Mr. Littman $318,000, Mr. Fickett $371,000, Mr. Beighley $182,000, and Mr. Coleman $210,000.
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
For fiscal year 2012, the CMP Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount equal to approximately 15% of the difference between the minimum and maximum thresholds, and the CMP Division’s Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 57% of the difference between the minimum and the maximum threshold.
For fiscal year 2012, Mr. Caldarelli, at his discretion, voluntarily reduced the bonus which he was entitled to receive under the MIP by US$130,000, and this $130,000 was redistributed in equal amounts to all other participants, except CPI officers and division presidents.
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
For fiscal year 2012, the MPP Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount equal to approximately 25% of the difference between the minimum and maximum thresholds, and the MPP Division’s actual Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 2 % of the difference between the minimum and the maximum thresholds.

The award for Mr. Littman, our chief financial officer, treasurer and secretary, provided that his bonus would be weighted as follows: 50% on Adjusted EBITDA for the Company as a whole and 50% on Adjusted Operating Cash Flow for the Company as a whole. His bonus would be 18% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 120% of his base salary on achievement of the maximum levels of Adjusted EBITDA or Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA or Adjusted Operating Cash Flow.
The award for Mr. Beighley, vice president in charge of worldwide field sales, provided that his bonus would be weighted as follows: 40% on Adjusted EBITDA for the Company as a whole, 40% on Adjusted Operating Cash Flow for the Company as a whole and 20% on individual goals. His bonus would be 6.0% of his base salary (as in effect as of the end of the fiscal year) on achievement of the minimum thresholds and 45% of his base salary on achievement of the maximum levels of Adjusted EBITDA or Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA or Adjusted Operating Cash Flow.

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
For fiscal year 2012, the BMD Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount equal to approximately 48% of the difference between the minimum and maximum thresholds, and the BMD Division’s Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 26% of the difference between the minimum and the maximum threshold.
The MIP provided that total aggregate bonus payments under the MIP for fiscal year 2012 would not exceed 8% of Adjusted EBITDA. For fiscal year 2012, the bonuses actually paid under the MIP did not approach this limit.
Except in the case of scheduled retirement, death or disability or as otherwise provided in an employee’s employment agreement, to be eligible for a bonus award, an executive officer must be on the payroll in good standing at the end of the fiscal year and at the time of payment. Payments are expected to be distributed on January 11, 2013 for U.S. executive officers, and no later than the end of January 2013 for Canadian executive officers. In the event of scheduled retirement, death or disability, a pro rata payment will be made to the executive officer or the executive officer’s estate.
Sales Incentive Plan Awards for Fiscal Year 2012
For fiscal year 2012, the minimum threshold under the Sales Incentive Plan for worldwide field orders (below which no bonuses based on worldwide field orders would be paid) was set at $210.74 million and the maximum worldwide field orders to be considered under the Sales Incentive Plan at $292.7 million. For fiscal year 2012, the minimum threshold for days sales outstanding for Europe (above which no bonuses based on days sales outstanding for Europe would be paid) was set at 60 days and the minimum days sales outstanding in Europe to be considered under the Sales Incentive Plan at 51 days. For fiscal year 2012, the minimum threshold for advanced payments received (below which no bonuses based on advanced payments received would be paid) was set at $16.0 million and the maximum worldwide advanced payments received to be considered under the Sales Incentive Plan at $25.0 million. For fiscal year 2012, the minimum threshold for receivables past due for Europe (above which no bonuses based on receivables past due for Europe would be paid) was set at 9% and the minimum receivables past due for Europe to be considered under the Sales Incentive Plan at 5%. For fiscal year 2012, the minimum threshold for receivables past due for the U.S. and the rest of the world (above which no bonuses based on receivables past due for the U.S. and the rest of the world would be paid) was set at 7% and the minimum receivables past due for the U.S. and the rest of the world to be considered under the Sales Incentive Plan at 2%.
The award for Mr. Beighley under the Sales Incentive Plan provided that his bonus would be weighted as follows: 80% on worldwide field orders, 6.7% for days sales outstanding for Europe, 6.7% for advanced payments received, 3.3% for receivables past due for Europe and 3.3% for receivables past due for the U.S. and the rest of the world. His bonus would be 6.5% of his base salary (as in effect as of the beginning of the fiscal year) on achievement of the minimum thresholds and 48.3% of his base salary on achievement of the maximum levels, with percentages interpolated for other levels of achievement.

Outstanding Equity Awards at September 28, 2012
Information with respect to unvested Class B membership interests in Holding LLC granted to the name executive officers and outstanding as of September 28, 2012, follows:

Name of Executive	Class B Membership Interest That Has Not Vested(1)	Market Value of Unvested Class B Membership Interest(2)
O. Joe Caldarelli	0.80%	$790,424
Joel A. Littman	0.32%	$316,170
Robert A. Fickett	0.48%	$474,254
John R. Beighley	0.08%	$79,042
Don C. Coleman	0.24%	$237,127

(1)
Percentages represent unvested Class B membership interests in Holding LLC that was granted on April 27, 2011 and vest ratably over a five-year period on April 27 of each year, with the first 20% vesting on April 27, 2012. All of the unvested Class B membership interests will vest automatically upon a change of control.

(2)
The market values of Class B membership interests that were unvested at September 28, 2012 were determined by management using an income approach based on a cash flow methodology, the ownership percentage in Holding LLC, the preference of the Class A membership interests, and a discount for lack of liquidity.

Class B Membership Interest Vested for Fiscal Year 2012

Name of Executive	Class B Membership Interest
	Membership Interest Vested (%)(1)	Value Realized on Vesting ($)(2)
O. Joe Caldarelli	0.20%	$197,606
Joel A. Littman	0.08%	79,042
Robert A. Fickett	0.12%	118,564
John R. Beighley	0.02%	19,761
Don C. Coleman	0.06%	59,282

(1)	Represents Class B membership interests in Holding LLC that vested on April 27, 2012.

(2)
The market values of Class B membership interests that were vested at September 28, 2012 were determined by management using an income approach based on a cash flow methodology, the ownership percentage in Holding LLC, the preference of the Class A membership interests, and a discount for lack of liquidity.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
O. Joe Caldarelli	Pension Plan for Executive Employees of Communications & Power Industries Canada Inc. (as applicable to O. Joe Caldarelli)	33	$1,708,684	—

(1)	Amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00.

Narrative Disclosure to Pension Benefits Table
In December 2002, Communications & Power Industries Canada Inc., a subsidiary of the Company, adopted a defined benefit pension plan for its chief executive officer, O. Joe Caldarelli. Communications & Power Industries Canada Inc., Mr. Caldarelli’s employer, is the administrator of the plan. The amount of annual pension payable to Mr. Caldarelli at age 65, which is the normal retirement age as defined in the plan, is equal to: (i) 2% of the average of Mr. Caldarelli’s highest average indexed earnings for each year of pensionable service before December 31, 1990 plus (ii) the aggregate of 2% of Mr. Caldarelli’s indexed earnings for each year of pensionable service on or after January 1, 1991. In effect, under current Canadian regulations, as of the end of December 2012, the annual pension amount would be limited to C$2,646.67 per year of pensionable service. As used above and defined in the plan, “earnings” refers to salary, commissions, bonus and profit sharing; “pensionable service” (subject to exceptions for certain temporary absences) refers to the number of years and completed months of continuous service in Canada with the employer and all pensionable service recognized under The Retirement Plan of Communications & Power Industries Canada Inc. (the predecessor plan), “indexed earnings” means, for any given calendar year, the earnings adjusted to the date of calculation (which is the earliest date of retirement, termination of employment, date of death or termination of the plan) to reflect increases after the year in the average weekly wages and salaries of the Industrial Aggregate as published by Statistics Canada, and “highest average indexed earnings” means the average of the highest three years of indexed earnings preceding any date of calculation. Amounts payable to Mr. Caldarelli under the plan cannot exceed the maximum pension limits under the Canadian Income Tax Act. Under current Canadian regulations, Mr. Caldarelli would have been entitled to a maximum pension of C$87,340 per year if he had retired at the end of December 2012.
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

Pension payments will generally begin on the date that Mr. Caldarelli actually retires and will be paid in equal monthly installments of one‑twelfth of the annual amount. If Mr. Caldarelli does not have a spouse at the time that the pension commences to be paid, then the pension payments will cease with the last payment due before his death or after 180 monthly payments have been made, whichever is later. If Mr. Caldarelli were to die before said 180 monthly payments had been made, then the commuted value (as described in the plan) of the remaining payments would be paid to his beneficiary, in one lump sum. If Mr. Caldarelli has a spouse at the time that the pension commences to be paid, then pension payments will be made throughout Mr. Caldarelli’s lifetime for a minimum of 60 monthly payments, with the provision that after his death, or after 60 monthly payments have been made (whichever is later), pension payments will continue to his spouse throughout his spouse’s lifetime at the rate of 66.67% of his pension. If he were to die before the minimum of 60 monthly payments had been made, then such payments will continue in full to the surviving spouse until the balance of the 60 monthly payments has been made and will then be reduced to 66.67%. If his spouse were also to die before the minimum of 60 monthly payments had been made, then the commuted value (as described in the plan) of the remaining payments would be paid to Mr. Caldarelli’s estate, in one lump sum. Notwithstanding the foregoing, Mr. Caldarelli’s spouse is entitled to waive her entitlement to receive payment of the pension under the plan, and in such event, Mr. Caldarelli will be deemed to not have a spouse for purposes of the plan at the time that the pension commences. Because Mr. Caldarelli is married, he has the option of electing a reduced amount of pension payment during his lifetime, with the provision that after his death, payment will continue as follows during the lifetime of his spouse if his spouse is then living: (i) in full without a guaranteed period or with a guaranteed period from commencement date of the pension of 60, 120 or 180 monthly payments or (ii) reduced to 66.67% with a guaranteed period from the commencement of the pension of 120 or 180 monthly payments.
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
The method of valuation for determining the present value of the accumulated benefit is based on the following assumptions:

	From 10/1/11 to 9/30/12	From 10/1/10 to 9/30/11	From 10/2/09 to 10/01/10
Mortality table	80% GAM-1983 (50% male/50% female)	80% GAM-1983 (50% male/50% female)	80% GAM-1983 (50% male/50% female)
Expected rate of return on plan assets	7.5%	7.5%	7.5%
Discount rate of liabilities at the beginning of the year	4.25%	4.75%	5.75%
Discount rate of liabilities at the end of the year	3.80%	4.25%	4.75%
Rate of salary increase	4.00%	4.00%	4.00%
Rate of increase of monthly pension unit	3.00%	3.00%	3.00%
Average remaining service period of active employees	4.16	5.16	6.16
Age at retirement	65	65	65

Non-qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Joel A. Littman	$—	$12,957	$17,255	$—	$107,430
Robert A. Fickett	55,286	17,951	58,463	—	393,681
John R. Beighley		3,406	9,917	—	61,721
Don C. Coleman	—	4,730	34,798	—	178.817

(1)	Amounts reported in this column are also included in the “Summary Compensation Table” in the “All Other Compensation” column.

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
The employment agreements with Messrs. Caldarelli, Fickett, Littman, Beighley and Coleman could require the Company (or the applicable subsidiary) to make certain payments to those executive officers in connection with certain terminations of their employment, including in connection with a termination following a change of control of the Company. These agreements are described above under “Narrative Disclosure to Summary Compensation Table, Grants of Plan-based Awards Table and Grants of Other Equity-based Awards Table-Employment Agreements.”
Class B Membership Interests
The Class B membership interests granted to the named executive officers are subject to vesting over a five-year period. Upon the occurrence of a change of control, all unvested Class B membership interests will immediately become vested.
Calculation of Potential Payments upon Termination or Change in Control
The following table presents the Company’s estimate of the benefits payable to the named executive officers under the agreements described above in connection with certain terminations of their employment with the Company or its subsidiaries, including those in connection with a change in control. In calculating the amount of any potential payments to the named executive officers, the Company has assumed that the applicable triggering event (i.e., termination of employment) occurred on September 28, 2012.
For Mr. Caldarelli, the Performance Bonus amounts on the following table are based on the calculated fiscal year 2012 MIP award that he was entitled to receive under the plan, rather than the reduced amount he will actually receive as a result of his decision to voluntarily reduce his Management Incentive Plan by $130,000 and have that amount shared with other non-executive officers.

Name	Compensation Element (3)	Termination Other than for Cause and Resignation for Good Reason— Not in Connection with Change of Control		Termination Other than for Cause and Resignation for Good Reason— In Connection with Change of Control		Termination for Cause or Resignation Other than for Good Reason		Death or Disability
O. Joe Caldarelli (1)	Base Salary	$1,224,000	(4)	$1,530,000	(10)	$—		$—
	Performance Bonus	1,920,798	(5)	3,059,675	(11)	422,975	(14)	422,975	(14)
	Acceleration of Equity Awards	—		790,424	(6)	—		—
	Continuation of Benefits	293,195	(7)	366,494	(12)	—		—
	Total	$3,437,993		$5,746,593		$422,975		$422,975
Joel A. Littman	Base Salary	$477,000	(4)	$636,000	(10)	$—		$—
	Performance Bonus	467,893	(5)	728,095	(11)	107,095	(14)	107,095	(14)
	Acceleration of Equity Awards	—		316,170	(6)	—		—
	Continuation of Benefits	99,090	(7)	132,121	(12)	—		—
	280G Tax Gross-up	—		—	(13)	—		—
	Total	$1,043,983		$1,812,386		$107,095		$107,095
Robert A. Fickett	Base Salary	$556,500	(4)	$742,000	(10)	$—		$—
	Performance Bonus	767,091	(5)	1,275,279	(11)	166,217	(14)	166,217	(14)
	Acceleration of Equity Awards	—		474,254	(6)	—		—
	Continuation of Benefits	113,039	(7)	150,719	(12)	—		—
	280G Tax Gross-up	—		—	(13)	—		—
	Total	$1,436,630		$2,642,252		$166,217		$166,217
John R. Beighley (2)	Base Salary	$182,000	(4)	$182,000	(10)	$34,446	(15)	$34,446	(15)
	Performance Bonus	63,592	(8)	63,592	(8)	—		63,592	(14)
	Acceleration of Equity Awards	—		79,042	(6)	—		—
	Continuation of Benefits	85,977	(7)	85,977	(12)	—		—
	Outplacement Services	15,000	(9)	15,000	(9)	—		—
	Total	$346,569		$425,611		$34,446		$98,038
Don C. Coleman (2)	Base Salary	$210,000	(4)	$210,000	(10)	$—		$—
	Performance Bonus	97,182	(8)	97,182	(8)	—		97,182	(14)
	Acceleration of Equity Awards	—		237,127	(6)	—		—
	Continuation of Benefits	55,719	(7)	55,719	(12)	—		—
	Outplacement Services	15,000	(9)	15,000	(9)	—		—
	Total	$377,901		$615,028		$—		$97,182

(1)	The Company believes that the Section 280G tax gross-up amounts should not apply to Mr. Caldarelli, as he typically receives little or no U.S.‑source income from the Company.

(2)	Mr. Coleman and Mr. Beighley are not entitled to receive the benefits described in this table in the event of a voluntary termination of employment (whether or not for good reason).

(3)
Excludes any payments to be received upon termination of employment in connection with the non-qualified deferred compensation plan described above under “Narrative Disclosure to Non-qualified Deferred Compensation Table” and the pension plan described above under “-Narrative Disclosure to Pension Benefits Table.”

(4)
The amounts shown represent two years, 1.5 years, 1.5 years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Beighley's and Mr. Coleman’s annual base salary (as applicable) as in effect on September 30, 2011. For Mr. Caldarelli, his salary amount is denominated in Canadian dollars and was converted to U.S. dollars using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00.

(5)
The amounts shown represent (i) the amount of the MIP awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2012 plus (ii) the average value of the amount paid under the Company’s MIP for fiscal years 2010, 2011 and 2012 (A) to Mr. Caldarelli, multiplied by two, (B) to Mr. Fickett multiplied by 1.5 and (C) to Mr. Littman multiplied by 1.5. For Mr. Caldarelli, his amount is denominated in Canadian dollars and was converted to U.S. dollars using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00.

(6)
The amounts shown represent the estimated value of unvested Class B membership interests as of September 28, 2012 which will become automatically vested upon the occurrence of a change of control (whether or not termination occurs).

(7)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for two years, 1.5 years, 1.5 years, one year and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Beighley and Mr. Coleman. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli, his amount is denominated in Canadian dollars and was converted to U.S. dollars using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00.

(8)	The amounts shown represent the amounts of the MIP award that would have been payable to Mr. Beighley and Mr. Coleman for fiscal year 2012.

(9)	The amounts shown assume full outplacement services for a 12‑month period with a firm providing transition support for executives.

(10)
The amounts shown represent 2.5 years, two years, two years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Beighley's and Mr. Coleman’s annual base salary (as applicable) as in effect on September 28, 2012. For Mr. Caldarelli, his amount is denominated in Canadian dollars and was converted to U.S. dollars using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00.

(11)
The amounts shown represent (i) the amount of the MIP awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2012 plus (ii) the highest amount paid under the Company’s MIP during fiscal years 2010, 2011 and 2012 (A) to Mr. Caldarelli, multiplied by 2.5, (B) to Mr. Fickett multiplied by two and (C) to Mr. Littman multiplied by two. For Mr. Caldarelli, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00.

(12)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for 2.5 years, two years, two years, one year and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Beighley and Mr. Coleman. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli, his amount is denominated in Canadian dollars and was converted to U.S. dollars using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00.

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

(14)
The amounts shown represent the amount of the MIP awards that would have been payable to Messrs. Caldarelli, Littman, Fickett, Beighley and Coleman, as applicable, for fiscal year 2012. For Mr. Caldarelli, his amount is denominated in Canadian dollars and was converted to U.S. dollars using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00.

(15)The amount shown represents the special death benefit Mr. Beighley would receive in the event of his death, as described in his employment letter.

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
The following table sets forth information with respect to the beneficial ownership of the Class A and Class B membership interests in Holding LLC as of December 6, 2012 of: (1) each person or entity who beneficially owns 5% or more of the outstanding equity of Holding LLC; (2) each member of CPII’s board of directors, the board of directors of the Parent and the board of managers of the Holding LLC; (3) each of our named executive officers and directors; and (4) all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of Class A membership interests in Holding LLC listed below has sole voting and investment power as to the interests owned unless otherwise noted.

Name and Address of Beneficial Owner(1)	Percent of Class A Membership Interests(2)	Percent of Class B Membership Interests(3)
The Veritas Capital Fund IV, L.P.(4)(5)	42.63%	—
The Veritas Capital Fund III, L.P.(4)	30.79%	—
CICPI Holdings LLC(4)	21.32%	—
O. Joe Caldarelli	2.37%	1.00%
Robert A. Fickett	1.42%	*
Joel A. Littman	*	*
John R. Beighley	*	*
Don C. Coleman	*	*
Hugh Evans(4)(6)	94.74%	—
Ramzi M. Musallam(4)(6)	94.74%	—
Benjamin M. Polk(4)(6)	94.74%	—
Jeffrey P. Kelly(4)	—	—
Michael J. Meehan	—	*
Admiral Leighton W. Smith, Jr.	—	*
All executive officers and directors as a group (12 persons)(7)	100.00%	2.72%

* Represents less than 1% of total.

(1)	Except as otherwise indicated, addresses are c/o CPI International, Inc. 811 Hansen Way, Palo Alto, California 94303-1110.

(2)	Percentages do not reflect the impact of dilution due to the issuance of Class B membership interests.

(3)
Certain directors and members of our management were granted Class B membership interests in Holding LLC. Pursuant to the terms of the amended and restated limited liability company agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including our Sponsor, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The aggregate amount of outstanding Class B membership interests shall not exceed 7.5% of the aggregate amount of all outstanding Class A and Class B membership interests. The Class B membership interests will be non-transferable and will vest ratably over five years, beginning on the first anniversary of the grant date. Following consummation of the Merger, we granted Class B membership interests to members of our management and our independent directors in an aggregate amount equal to approximately 5.52% of the aggregate amount of all outstanding Class A and Class B membership interests. 20% of these Class B membership interests are currently vested.

(4)
The address for The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P., CICPI Holdings LLC, and Messrs. Evans, Musallam, Polk and Kelly is c/o Veritas Capital Fund Management, L.L.C. 590 Madison Avenue, New York, New York 10022.

(5)	Pursuant to the amended and restated limited liability company agreement governing Holding LLC, The Veritas Capital Fund IV, L.P. controls the appointment of the board of managers of Holding LLC.

(6)
Messrs. Evans, Musallam and Polk, who are members of the board of managers of Holding LLC, control (i) Veritas Capital Partners IV, L.L.C., which is the general partner of The Veritas Capital Fund IV, L.P., (ii) Veritas Capital Partners III, L.L.C., which is the general partner of The Veritas Capital Fund III, L.P., and (iii) Veritas Capital Fund Management, L.L.C., which is the non-member manager of CICPI Holdings LLC and, as such, may be deemed beneficial owners of the Class A membership interests owned by each of The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and CICPI Holdings LLC. Messrs. Evans, Musallam and Polk disclaim this beneficial ownership except to the extent of their pecuniary interest in such entities.

(7)
Includes Class A membership interests held by The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and CICPI Holdings LLC, beneficial ownership of which may be deemed to be held by Messrs. Evans, Musallam and Polk. See footnote 6 above. Messrs. Evans, Musallam and Polk disclaim this beneficial ownership except to the extent of their pecuniary interest in such entities, if any.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Arrangements With Veritas

Advisory Agreement

In connection with the Merger, on February 11, 2011 we entered into an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Sponsor, pursuant to which Veritas Management will provide us with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023 and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or we terminate the advisory agreement. Pursuant to such agreement, we will pay Veritas Management an annual fee equal to the greater of $1 million and 3.0% of our Adjusted EBITDA, a portion of which is payable in advance annually beginning on the date of the Merger, and we will reimburse certain out-of-pocket expenses of Veritas Management. For fiscal year 2012, we incurred Veritas Management advisory fee expense of $2.0 million, of which $1.1 million was paid in fiscal year 2012 and $0.9 million remained in “accrued liabilities” in the accompanying consolidated balance sheet as of September 28, 2012.

If Parent or any of its subsidiaries (including us) is involved in any transaction (including, without limitation, any acquisition, merger, disposition, debt or equity financing, recapitalization, structural reorganization or similar transaction), we will pay a transaction fee to Veritas Management equal to the greater of $0.5 million or 2% of transaction value. Veritas Management waived any transaction fees due for acquisitions we made during fiscal year 2012. We may terminate the advisory agreement immediately prior to a change of control or an initial public offering, upon payment of an amount equal to all accrued fees and expenses plus the present value of all annual fees that would have been payable under the advisory agreement through December 31, 2023.

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

Other

See “Executive Compensation-Compensation Discussion and Analysis-Overview” for a description of arrangements with directors, executive officers and other senior management employees.

Item 14. Principal Accounting Fees and Services

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS
The following table sets forth the aggregate fees billed and expected to be billed to the Company by KPMG LLP for professional services during fiscal years 2012 and 2011, as well as out-of-pocket costs incurred in connection with these services (in thousands):

	Fiscal Year
	2012	2011
Audit Fees	$930	$1,144
Audit-related Fees	—	13
Tax Fees	12	—
All Other Fees	—	—
Total	$942	$1,157
Audit Fees
For fiscal years 2012 and 2011, the audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and reviews of the interim financial statements included in quarterly reports. For fiscal year 2011, the audit fees also include the services provided by KPMG LLP in connection with the Merger and associated review of SEC registration statements.
Audit related fees for fiscal year 2011 include fees paid for review of audit workpapers in connection with due diligence services.
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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements
The following consolidated financial statements and schedules are filed as a part of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations and Comprehensive Income (Loss)

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules
All schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	The Exhibit Index beginning on page 135 of this annual report is hereby incorporated by reference herein.

(b)	Exhibits
See Item 15(a)(3) above.

(c)	Financial Statement Schedules:
See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
CPI International Holding Corp.:

We have audited the accompanying consolidated balance sheets of CPI International Holding Corp. and subsidiaries (the Company) as of September 28, 2012 and September 30, 2011, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for the year ended September 28, 2012 (Successor), the periods from February 11, 2011 to September 30, 2011 (Successor) and October 2, 2010 to February 10, 2011 (Predecessor), and the year ended October 1, 2010 (Predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI International Holding Corp. and subsidiaries as of September 28, 2012 and September 30, 2011, and the results of their operations and their cash flows for the year ended September 28, 2012 (Successor), the periods from February 11, 2011 to September 30, 2011 (Successor) and October 2, 2010 to February 10, 2011 (Predecessor), and the year ended October 1, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles.
As discussed in note 1 and 3 to the consolidated financial statements, the Company was acquired through a merger on February 11, 2011. As a result of the merger, the consolidated financial information for the period subsequent to the acquisition is presented on a different cost basis than that for the periods prior to the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

Santa Clara, California
December 6, 2012

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 28, 2012	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$43,006	$34,955
Restricted cash	1,926	2,370
Accounts receivable, net	51,076	45,610
Inventories	83,937	78,296
Deferred tax assets	14,186	14,414
Prepaid and other current assets	10,400	6,486
Total current assets	204,531	182,131
Property, plant, and equipment, net	81,601	81,675
Deferred debt issue costs, net	11,954	14,073
Intangible assets, net	248,877	262,232
Goodwill	178,934	178,983
Other long-term assets	1,105	5,205
Total assets	$727,002	$724,299

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$3,200	$1,500
Accounts payable	26,331	27,188
Accrued expenses	26,707	27,301
Product warranty	4,066	5,607
Income taxes payable	2,852	2,912
Advance payments from customers	14,434	14,661
Total current liabilities	77,590	79,169
Deferred tax liabilities	88,879	87,268
Long-term debt, less current portion	358,613	361,697
Other long-term liabilities	5,704	6,269
Total liabilities	530,786	534,403
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	198,565	197,564
Accumulated other comprehensive income (loss)	449	(1,185)
Accumulated deficit	(2,798)	(6,483)
Total stockholders’ equity	196,216	189,896
Total liabilities and stockholders’ equity	$727,002	$724,299

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor		Predecessor
	Year Ended	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
Sales	$391,150	$264,498	$124,223	$360,434
Cost of sales, including $248 and $7,703 of utilization of net increase in cost basis of inventory due to purchase accounting for year ended September 28, 2012 and the period February 11, 2011 to September 30, 2011	282,391	195,001	91,404	251,987
Gross profit	108,759	69,497	32,819	108,447
Operating costs and expenses:
Research and development	13,499	9,798	4,994	12,429
Selling and marketing	21,738	13,618	8,264	20,794
General and administrative	25,209	15,093	11,853	24,988
Amortization of acquisition-related intangible assets	13,983	12,140	999	2,749
Strategic alternative transaction expenses (Notes 3 and 13)	—	9,555	4,668	19,913
Total operating costs and expenses	74,429	60,204	30,778	80,873
Operating income	34,330	9,293	2,041	27,574
Interest expense, net	27,230	17,708	5,788	15,213
Loss on debt extinguishment	—	134	—	—
Income (loss) before income taxes	7,100	(8,549)	(3,747)	12,361
Income tax expense (benefit)	3,415	(2,066)	983	5,622
Net income (loss)	3,685	(6,483)	(4,730)	6,739
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges, net of tax	1,677	(890)	284	(653)
Unrealized actuarial (loss) gain and amortization of prior service cost for pension liability, net of tax	(43)	(295)	175	(86)
Total other comprehensive income (loss), net of tax	1,634	(1,185)	459	(739)
Comprehensive income (loss)	$5,319	$(7,668)	$(4,271)	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Accumulated Other	Retained Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Total
Predecessor
Balances, October 2, 2009	16807	168	75,630	598	99,957	(206)	(2,800)	173,553

Net income	—	—	—	—	6,739	—	—	6,739
Unrealized loss on cash flow hedges, net of tax	—	—	—	(653)	—	—	—	(653)
Unrealized actuarial loss and amortization of prior service cost for pension liability, net of tax	—	—	—	(86)	—	—	—	(86)
Stock-based compensation cost	—	—	3,051	—	—	—	—	3,051
Exercise of stock options	126	1	229	—	—	—	—	230
Tax benefit related to stock option exercises	—	—	526	—	—	—	—	526
Issuance of common stock under employee stock purchase plan	49	1	579	—	—	—	—	580
Issuance of restricted stock awards	38	—	—	—	—	—	—	—
Balances, October 1, 2010	17020	170	80,015	(141)	106,696	(206)	(2,800)	183,940

Net loss	—	—	—	—	(4,730)	—	—	(4,730)
Unrealized gain on cash flow hedges, net of tax	—	—	—	284	—	—	—	284
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax	—	—	—	175	—	—	—	175
Stock-based compensation cost	—	—	4,873	—	—	—	—	4,873
Exercise of stock options	20	1	174	—	—	—	—	175
Tax benefit related to stock option exercises	—	—	2,191	—	—	—	—	2,191
Issuance of common stock under employee stock purchase plan	13	—	217	—	—	—	—	217
Issuance of restricted stock awards	8	—	—	—	—	—	—	—
Balances, February 10, 2011	17061	$171	$87,470	$318	$101,966	(206)	$(2,800)	$187,125

Successor
Balances, February 11, 2011	—	$—	$—	$—	$—	—	$—	$—
Net loss	—	—	—	—	(6,483)	—	—	(6,483)
Unrealized loss on cash flow hedges, net of tax	—	—	—	(890)	—	—	—	(890)
Unrealized actuarial loss on pension liability, net of tax	—	—	—	(295)	—	—	—	(295)
Stock-based compensation cost	—	—	420	—	—	—	—	420
Net equity investment	1	—	197,144	—	—	—	—	197,144
Balances, September 30, 2011	1	$—	$197,564	$(1,185)	$(6,483)	—	$—	$189,896

Net income	—	—	—	—	3,685	—	—	3,685
Unrealized gain on cash flow hedges, net of tax	—	—	—	1,677	—	—	—	1,677
Unrealized actuarial loss and amortization of prior service cost for pension liability, net of tax	—	—	—	(43)	—	—	—	(43)
Stock-based compensation cost	—	—	1,001	—	—	—	—	1,001
Balances, September 28, 2012	1	$—	$198,565	$449	$(2,798)	—	$—	$196,216

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
Cash flows from operating activities
Net income (loss)	$3,685	$(6,483)	$(4,730)	$6,739
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,356	5,876	3,027	8,076
Amortization of intangible assets	14,961	12,752	1,090	2,996
Amortization of deferred debt issue costs	2,119	1,265	630	1,353
Amortization of discount on long-term debt	116	72	5	12
Utilization of net increase in cost basis of inventory due to purchase accounting	248	7,703	—	—
Non-cash gain on debt extinguishment	—	(487)	—	—
Non-cash defined benefit pension expense (benefit)	26	(149)	(10)	31
Stock-based compensation expense	1,001	374	4,555	3,040
(Recovery) allowance for doubtful accounts	(75)	—	(38)	17
Deferred income taxes	421	(4,718)	(6,992)	(5,159)
Net loss (gain) on the disposition of assets	193	(21)	82	82
Net loss (gain) on derivative contracts	52	514	(400)	374
Tax benefit from stock option exercises	—	—	5,826	806
Excess tax benefit on stock option exercises	—	—	(2,191)	(593)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	444	868	(1,434)	(243)
Accounts receivable	(5,061)	(10,202)	10,271	(579)
Inventories	(2,902)	3,381	(6,193)	(8,200)
Prepaid and other current assets	63	915	(1,415)	(726)
Other long-term assets	—	174	165	(775)
Accounts payable	(867)	5,082	(2,184)	1,625
Accrued expenses	(157)	2,900	501	5,588
Product warranty	(1,861)	117	389	1,256
Income tax payable, net	2,130	1,853	(4,132)	2,516
Advance payments from customers	(230)	(8,325)	7,399	1,222
Other long-term liabilities	388	106	56	350
Net cash provided by operating activities	25,050	13,567	4,277	19,808

Cash flows from investing activities
Capital expenditures	(7,584)	(4,918)	(2,434)	(4,492)
Acquisitions, net of cash acquired	(7,915)	(370,490)	—	—
Payment of patent application fees	—	(4)	(6)	(41)
Net cash used in investing activities	(15,499)	(375,412)	(2,440)	(4,533)

Cash flows from financing activities
Equity investment, net	—	197,144	—	—
Proceeds from issuance of Successor's senior subordinated notes	—	208,550	—	—
Borrowings under Successor's term loan facility	—	143,815	—	—
Debt issue costs	—	(3,453)	—	—
Redemption and repurchase of Predecessor's senior subordinated notes and floating rate notes	—	(129,000)	—	—
Repayment of borrowings under Predecessor's term loan facility	—	(66,000)	—	—
Repayment of borrowings under Successor's term loan facility	(1,500)	(1,125)	—	—
Payment for Predecessor's senior credit facilities agreement amendment	—	—	(379)	—
Proceeds from stock purchase plan and exercises of stock options	—	—	391	809
Excess tax benefit on stock option exercises	—	—	2,191	593
Net cash (used in) provided by financing activities	(1,500)	349,931	2,203	1,402

Net increase (decrease) in cash and cash equivalents	8,051	(11,914)	4,040	16,677
Cash and cash equivalents at beginning of year	34,955	46,869	42,829	26,152
Cash and cash equivalents at end of year	$43,006	$34,955	$46,869	$42,829

Supplemental cash flow disclosures
Cash paid for interest	$25,410	$14,295	$6,451	$13,917
Cash paid for income taxes, net of refunds	$877	$804	$6,284	$8,437
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

The accompanying consolidated financial statements represent the consolidated results and financial position of the Company. The Company develops, manufactures and distributes microwave and power grid electron devices, microwave amplifiers, modulators, antenna systems and various other power supply equipment and devices. The Company has two reportable segments: electron devices (formerly vacuum electron devices or “VED”) and satcom equipment.

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2012, 2011 and 2010 comprised the 52-week periods ending September 28, 2012, September 30, 2011 and October 1, 2010, respectively. Predecessor and Successor relate to the period preceding the Merger and the period succeeding the Merger, respectively. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stockholdings have been eliminated in consolidation.

Foreign Currency Translation:    The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. Foreign currency translation gains and losses are generally reported on a net basis in the caption “general and administrative” in the consolidated statements of operations and comprehensive income (loss), except for translation gains or losses on income tax-related assets and liabilities, which are reported in “income tax expense” in the consolidated statements of operations and comprehensive income (loss).

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; inventory valuation; recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; recognition and measurement of current and deferred income tax assets and liabilities; and business combinations. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:    Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in cost of sales.

Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria. The Company allocates the consideration among the separate units of accounting based on their relative selling prices, and considers the applicable revenue recognition criteria separately for each of the separate units of accounting. The Company applies a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available.

The Company has commercial and U.S. Government fixed-price contracts that are accounted for under the accounting guidance for construction-type and production-type contracts. These contracts have represented not more than 4% of the Company’s sales during fiscal year 2012, each of the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 and fiscal year 2010, and are for contracts that generally are greater than one year in duration and that include a significant amount of product development. The Company uses the percentage-of-completion method when reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs can be made. The portion of revenue earned or the amount of gross profit earned for a period is determined by measuring the extent of progress toward completion using total cost incurred to date and estimated costs at contract completion.

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

Restricted Cash:  Restricted cash consists of bank guarantees from customer advance payments to the Company’s international subsidiaries and cash collateral for certain performance bonds. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete. The cash collateral for the performance bonds becomes unrestricted cash when the performance bonds expire.

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

Goodwill and identifiable intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets subject to amortization are amortized over their respective estimated useful lives and reviewed for impairment. The identifiable intangible assets the Company acquired from the Merger and in recent business combinations are amortized on a straight-line basis over their useful lives of up to 40 years. The Company tests goodwill for impairment annually or more frequently if events and circumstances warrant. The Company’s annual testing resulted in no impairment of goodwill in fiscal year 2012, the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 and fiscal year 2010.

Long-Lived Assets:    Long-lived and finite-lived intangible assets, including property, equipment and leasehold improvements, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

There were no triggering events identified that would indicate a need to review for impairment of long-lived assets during fiscal year 2012, the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 and fiscal year 2010.

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

Research and Development: Company-sponsored research and development costs related to both present and future products are expensed as incurred. Customer-sponsored research and development costs are charged to cost of sales to match revenue recognized. Total expenditures incurred by the Company on research and development are summarized as follows:

	Successor		Predecessor
	Year Ended	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
CPI-sponsored	$13,499	$9,798	$4,994	$12,429
Customer-sponsored	14,692	13,054	5,042	16,059
	$28,191	$22,852	$10,036	$28,488

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products. Prior to the first quarter of fiscal year 2012, the Company disclosed customer-sponsored research and development based on the amount charged to costs of sales upon revenue recognition rather than the amount of expenditures incurred for these activities as the development work was performed. For comparative purposes, the prior period amounts presented above have been adjusted to conform to current period presentation.

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

Income tax-related interest expense and income tax-related penalties are reported as a component of the provision for income taxes in the consolidated statements of operations and comprehensive income (loss).

See Note 14 for further discussion on income taxes.

Comprehensive Income:    Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for the Company arises from unrealized gains and losses on cash flow hedge contracts, net of tax, and unrealized actuarial gains and losses and prior service costs and credits for pension liability, net of tax.

2.           Recent Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In November 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This ASU will be effective for the Company beginning on September 28, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 amends the guidance in Accounting Standards Codification (“ASC”) 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. This ASU will be effective for the Company beginning on September 29, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3.           Business Combinations

The Merger mentioned in Note 1 and the Company’s other business combinations constitute transactions or events in which an acquirer obtains control of one or more “businesses” or a “business combination” and, accordingly, are accounted for under the acquisition method of accounting in which Parent or the Company is deemed to be the accounting acquirer. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of each transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, the Company may have been required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results.

Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. The Company anticipates that none of the goodwill recorded in connection with the Merger and other business combinations will be deductible for income tax purposes.

The Merger

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

The following table presents the total purchase price based on the number of outstanding shares of common stock, restricted stock awards and units, and stock options of Predecessor as of February 10, 2011:

	CPII shares	Preliminary purchase price
Common stock	16,742,279	326,474
Restricted stock awards	112,316	930
Restricted stock units	208,925	1,194
Stock options	3,354,222	41,892
Total		370,490

The purchase price for restricted stock awards and units and stock options is net of $5.2 million cash paid for the unvested portion of the stock awards for which vesting was accelerated as of the closing date in accordance with the terms of the Merger Agreement. Cash payments made by the acquirer in a business combination to settle unvested stock awards are immediately expensed after the acquisition date in the post combination financial statements. This amount is included in “strategic alternative transaction expenses” in the consolidated statements of operations and comprehensive income (loss) for the period February 11, 2011 to September 30, 2011.

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

Measurement period adjustments to fair values identified during fiscal year 2012 included an increase in long-term income tax receivable of approximately $2.0 million, an increase in net deferred tax liabilities of approximately $1.8 million and a decrease in short-term income tax payable of approximately $30,000. As a result of these adjustments, there was a net decrease in goodwill of approximately $0.3 million. Measurement period adjustments represent updates made to the preliminary purchase price allocation based on new information obtained in the interim period subsequent to the acquisition and initial accounting date up to one year from the Merger date.

 The fair value assigned to identifiable intangible assets acquired was determined using variations of the income approach. Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of core technology and trade names were based on the relief-from-royalty method; developed technology, backlog and in-process research and development (“IPR&D”) are valued using the excess earnings method; and leasehold interests are valued using discounted cash flows method. The royalty rates used in the relief-from royalty method were based on both a return-on-asset method and market comparable rates. The Company believes that these identified intangible assets will have no residual value after their estimated economic useful lives.

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

In connection with the Merger, the Company issued $215 million aggregate principal amount of 8% senior notes due 2018 and entered into senior secured credit facilities, comprised of a $150.0 million six-year term loan facility and a $30.0 million five-year revolving credit facility. See Note 6, Long-term Debt, for details. In addition, shortly after the date of the Merger, Predecessor purchased or redeemed all of its then-existing outstanding senior subordinated notes and floating rate senior notes and repaid its outstanding indebtedness under the then-existing senior credit facilities. Net costs incurred in the repayment of principal of all prior long-term debt was $0.1 million, recorded as “loss on debt extinguishment” in the consolidated statements of operations and comprehensive income (loss) for the period February 11, 2011 to September 30, 2011.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Codan Satcom

On June 30, 2012, the Company completed its acquisition of the Codan Satcom business from Codan Limited, an
Australian-based public company, for a payment of approximately $7.5 million in cash and a maximum of $4.5 million in potential additional payments if certain revenue targets are achieved over the following two years. The acquisition was funded entirely from the Company’s cash on hand. Codan Satcom designs and manufactures solid-state radio frequency (“RF”) subsystems for satellite communications services to commercial and government customers. The acquisition of Codan Satcom expands the Company’s portfolio of solid-state and satellite communications products and enables the Company to offer customers the most complete line of satellite communications amplifiers, operating at all satellite uplink frequencies and power levels, in the industry. Codan Satcom, which consists of operations based in Newton, South Australia and the Locus Microwave operations based in Boalsburg, Pennsylvania, has been integrated into the Company’s Communications & Medical Products Division in Ontario, Canada as a part of the Company’s electron devices operating segment. The results of Codan Satcom’s operations were included in the Company’s consolidated results of operations beginning on the date of the acquisition.

In connection with the acquisition of Codan Satcom, the Company incurred various expenses totaling $1.5 million, included in “general and administrative” in the consolidated statements of operations and comprehensive income (loss) for fiscal year 2012, consisting primarily of stamp duty (an Australian asset transfer tax) and professional fees payable to financial and legal advisors that the Company expensed as incurred.

The following table reflects the final allocation of the total purchase price to the fair values of assets acquired and the liabilities assumed and the resulting goodwill:

Purchase price	$7,516
Less: Estimated fair value of assets acquired:
Net current assets	(2,500)
Property, plant and equipment	(2,868)
Identifiable intangible assets	(1,370)
Deferred tax assets	(630)
(7,368)
Add: Estimated fair value of liabilities assumed:
Contingent consideration liability	56
Goodwill	$204

The fair value assigned to identifiable intangible assets acquired was determined using variations of the income approach. Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of completed technology and trade names was based on the relief-from-royalty method; and customer relationship was valued using the excess earnings method. The royalty rates used in the relief-from royalty method were based on both a return-on-asset method and market comparable rates. The Company believes that these identified intangible assets will have no residual value after their estimated economic useful lives.

The fair value of the identifiable intangible assets and their weighted-average useful lives are as follows:

	Estimated Fair Value	Estimated Useful Life (years)
Tradenames	$40	5
Completed technology	1,000	10
Customer relationship	330	12
Total identifiable intangible assets	$1,370

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

All of the above identifiable intangible assets are definite-lived and are amortized over their estimated useful lives.

The Company currently expects to pay a minimal amount for the contingent consideration. The fair value of the contingent consideration liability on the acquisition date was $0.1 million and is classified as “other long-term liability” in the consolidated balance sheet as of September 28, 2012. The valuation of the contingent consideration liability was based on a probability-weighted discounted cash flow analysis.

Other

On February 13, 2012, the Company completed a business combination in which the Company acquired selected assets of a small company that repairs and rebuilds VEDs for the communications, industrial, scientific and medical markets for cash consideration of $0.4 million. The Company has recorded $0.2 million of identifiable intangible assets and $0.2 million of net tangible assets, which comprised primarily inventory. The Company has included the financial results of this business combination in its consolidated results of operations beginning on the acquisition date; however, the impact of this acquisition was not material to the Company’s consolidated results of operations, financial position or cash flows.

Pro Forma Information

The following unaudited pro forma results of operations are presented as though the Merger had occurred as of the beginning of fiscal year 2010 and the acquisition of Codan Satcom had occurred as of the beginning of fiscal year 2011. The pro forma results of operations are presented after giving effect to purchase accounting adjustments relating, as applicable, to depreciation and amortization of the revalued assets, interest expense associated with the new credit facilities and other acquisition-related adjustments in connection with the Merger and the Codan Satcom acquisition. The pro forma results of operations do not reflect the impact of the non-recurring charges that have resulted from or in connection with the Merger and the Codan Satcom acquisition, including, (i) the utilization of the net increase in the cost basis of inventory, (ii) settlement of unvested stock awards, and (iii) expenses in connection with the Merger and the Codan Satcom acquisition. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the Merger and the Codan Satcom acquisition been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

	Year Ended
	September 28, 2012	September 30, 2011
Pro forma sales	$404,333	$413,098
Pro forma net income	$7,027	$9,995

4.           Supplemental Financial Information

Accounts Receivable:    Accounts receivable are stated net of allowances for doubtful accounts as follows:

	September 28, 2012	September 30, 2011
Accounts receivable	$51,079	$45,688
Less: Allowance for doubtful accounts	(3)	(78)
Accounts receivable, net	$51,076	$45,610

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table sets forth the changes in allowance for doubtful account during the periods presented:

	Successor		Predecessor
	Year Ended	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 11, 2011	October 1, 2010
Balance at beginning of period	$78	$—	$112	$95
Provision (recovery) for doubtful accounts charged to general and administrative expense	97	78	(29)	54
Write-offs against allowance	(172)	—	(9)	(37)
Balance at end of period	$3	$78	$74	$112

Inventories:    The following table provides details of inventories:

	September 28, 2012	September 30, 2011
Raw material and parts	$49,250	$46,480
Work in process	26,425	24,632
Finished goods	8,262	7,184
	$83,937	$78,296

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Successor		Predecessor
	Year Ended	Period February 11 to	Period October 2, 2010 to
	September 28, 2012	September 30, 2011	February 10, 2011
Balance at beginning of period	$5,667	$—	$3,737
Provision for loss contracts, charged to cost of sales	3,559	5,889	2,154
Credit to cost of sales upon revenue recognition	(2,275)	(222)	(2,982)
Balance at end of period	$6,951	$5,667	$2,909

Reserve for loss contracts are reported in the consolidated balance sheet in the following accounts:

	Successor		Predecessor
	September 28, 2012	September 30, 2011	February 10, 2011
Inventories	$5,632	$3,019	$1,994
Accrued expenses	1,319	2,648	915
	$6,951	$5,667	$2,909

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Property, Plant and Equipment, Net:    The following table provides details of property, plant and equipment, net:

	September 28, 2012	September 30, 2011
Land	$7,580	$7,580
Land improvements	2,262	2,243
Buildings	39,406	38,910
Machinery and equipment	46,287	37,246
Construction in progress	2,183	1,572
	97,718	87,551
Less: accumulated depreciation and amortization	(16,117)	(5,876)
Property, plant and equipment, net	$81,601	$81,675

Intangible Assets: The following tables present the details of the Company’s total intangible assets:

	Weighted Average	September 28, 2012			September 30, 2011
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived assets:
Division tradenames	5 - 15	$2,940	(317)	$2,623	$2,900	(122)	$2,778
Core technology	40	94,400	(3,836)	90,564	94,400	(1,477)	92,923
Completed technology	10 - 25	89,100	(7,690)	81,410	88,100	(2,948)	85,152
Backlog	1 - 2	11,800	(10,619)	1,181	15,300	(7,594)	7,706
Leasehold interest	4 - 40	35,680	(1,589)	34,091	35,680	(611)	35,069
In-process research and development	10	3,500	(145)	3,355	3,500	—	3,500
Non-compete agreement	5	2	—	2	—	—	—
Customer relationship	12 - 15	568	(17)	551	—	—	—
Patent application fees		—	—	—	4	—	4
Total definite-lived assets		237,990	(24,213)	213,777	239,884	(12,752)	227,132

Indefinite-lived assets:
CPI tradenames		35,100	—	35,100	35,100	—	35,100
Total indefinite-lived assets		35,100	—	35,100	35,100	—	35,100

Total intangible assets		$273,090	$(24,213)	$248,877	$274,984	$(12,752)	$262,232

The increase in intangible assets resulted from the Company’s business combinations during fiscal year 2012 as discussed in Note 3.

The amortization of intangible assets is recorded as “amortization of acquisition-related intangible assets,” except for leasehold interest, which is included in “cost of sales” in the consolidated statements of operations and comprehensive income (loss). The amortization of intangible assets amounted to $15.0 million, $12.8 million, $1.1 million and $3.0 million for fiscal year 2012, the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 and fiscal year 2010, respectively.

As discussed in Note 3, acquired IPR&D from the Merger was completed in the third quarter of fiscal year 2012, during which amortization began over its expected useful life of 10 years.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

     The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2013	$9,934
2014	8,753
2015	8,735
2016	8,667
2017	8,667
Thereafter	169,021
$213,777

Goodwill:    The following table sets forth goodwill by reportable segment:

	September 28, 2012	September 30, 2011
Electron devices	$128,551	$128,957
Satcom equipment	38,922	38,964
Other	11,461	11,062
	$178,934	$178,983

The reduction in goodwill represents measurement period adjustments of $0.3 million related to the Merger, partially offset by $0.2 million goodwill from the acquisition of Codan Satcom as discussed in Note 3.

Accrued Expenses:    The following table provides details of accrued expenses:

	September 28, 2012	September 30, 2011
Payroll and employee benefits	$13,792	$14,441
Accrued interest	2,125	2,530
Strategic alternative transaction expenses (Notes 3 and 13)	—	221
Other accruals	10,790	10,109
	$26,707	$27,301

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Product Warranty:    The following table summarizes the activity related to product warranty:

	Successor		Predecessor
	Year Ended	Period February 11 to	Period October 2, 2010 to
	September 28, 2012	September 30, 2011	February 10, 2011
Beginning accrued warranty	$5,607	$5,490	$5,101
Actual costs of warranty claims	(4,251)	(3,569)	(2,020)
Assumed from acquisition	320	—	—
Estimates for product warranty, charged to cost of sales	2,390	3,686	2,409
Ending accrued warranty	$4,066	$5,607	$5,490
Other Comprehensive Income (Loss):    The following table summarizes the activity related to other comprehensive income (loss):

	Successor		Predecessor
	Year Ended	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
Cash flow hedges (Note 8):
Unrealized gain (loss) on cash flow hedges	$2,249	$(1,194)	$521	$(1,149)
Income tax (expense) benefit	(572)	304	(237)	496
Net unrealized gain (loss) on cash flow hedges	1,677	(890)	284	(653)

Defined benefit pension plan (Note 7)
Net (loss) gain arising during period	(64)	(388)	224	(113)
Amortization of prior service cost included in net periodic pension cost	—	—	2	5
Unrealized actuarial (loss) gain and prior service cost amortization	(64)	(388)	226	(108)
Income tax benefit (expense)	21	93	(51)	22
Net unrealized actuarial (loss) gain and prior service cost amortization for pension liability	(43)	(295)	175	(86)
Other comprehensive income (loss)	$1,634	$(1,185)	$459	$(739)

5.           Financial Instruments

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk, including the Company’s own credit risk.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are described as follows:

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

The Company’s non-financial assets (including goodwill, intangible assets, inventories and long-lived assets) and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when they are deemed to be impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections. During all periods presented, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities other than the initial recognition of assets and liabilities in connection with business combinations. See Note 3 for more information.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities, derivative instruments and contingent consideration. As of September 28, 2012, financial assets utilizing Level 1 inputs included cash equivalents, such as money market and overnight U.S. Government securities and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included foreign currency derivatives. The financial liability utilizing Level 3 inputs included the contingent consideration arising from the acquisition of Codan Satcom.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following tables set forth financial instruments carried at fair value within the hierarchy:

		Fair Value Measurements at September 28, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$33,064	$33,064	$—	$—
Mutual funds[2]	211	211	—	—
Foreign exchange forward derivatives[3]	1,067	—	1,067	—
Total assets at fair value	$34,342	$33,275	$1,067	—

Liabilities:
Foreign exchange forward derivatives[4]	$36	$—	$36	$—
Contingent consideration liability[5]	56	—	—	56
Total liabilities at fair value	$92	$—	$36	$56

[1] The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the consolidated balance sheet.
[2] The mutual funds are classified as part of other long-term assets in the consolidated balance sheet.
[3] The asset position of foreign currency derivatives is classified as part of prepaid and other current assets in the consolidated balance sheet.
[4] The liability position of foreign currency derivatives is classified as part of accrued expenses in the consolidated balance sheet.
[5] The contingent consideration liability is classified as part of other long-term liabilities in the consolidated balance sheet.

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

Derivatives

The Company executes foreign exchange forward contracts to purchase Canadian dollars in the retail market with its relationship banks. To determine the most appropriate value, the Company uses an in-exchange valuation premise which considers the assumptions that market participants would use in pricing the derivatives. The Company has elected to use the income approach and uses observable (Level 2) market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs for derivative valuations are midmarket quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

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

Contingent Consideration

As part of the consideration for Codan Satcom acquisition (Note 3), the potential earn-out payments are considered contingent consideration. The contingent consideration is measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. The fair value of the contingent consideration is based on a probabilistic calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflect market participant assumptions.

The changes in fair value of the contingent consideration that do not relate to the initial recognition of the liability as of the acquisition date are recognized in earnings. There was no material change in the fair value of contingent consideration at September 28, 2012 compared to the fair value estimated at June 30, 2012.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The fair values of the Company’s long-term debt were estimated based on Level 1 inputs using quoted market prices. The estimated fair value of the Company’s long-term debt as of September 28, 2012 and September 30, 2011 was $352.3 million and $335.8 million, respectively, compared to the carrying value of $361.8 million and $363.2 million, respectively.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

6.           Long-term Debt

Long-term debt comprises the following:

	September 28, 2012	September 30, 2011
Term loan, net of issue discount of $562 and $678	$146,813	$148,197
8% Senior notes due 2018	215,000	215,000
	361,813	363,197
Less: Current portion	3,200	1,500
Long-term portion	$358,613	$361,697

Standby letters of credit	$4,753	$4,114

Senior Secured Credit Facilities

In connection with the Merger, in February 2011, CPII entered into the Senior Secured Credit Facilities with UBS AG, Stamford Branch, as administrative agent, and the other financial institutions party thereto (“Senior Credit Facilities”). The Senior Credit Facilities are structured as (a) a $150.0 million, six-year term loan facility (“Term Loan”); and (b) a $30.0 million five-year revolving credit facility (“Revolver”) that includes sub-limits for letters of credit and swingline loans. In addition, the Senior Credit Facilities permit CPII to add one or more incremental facilities to the term loan facility and/or increase commitments under the revolving credit facility in an aggregate principal amount of up to $50.0 million, subject to receipt of commitments for such term loans or increases. CPII borrowed the full amount of the Term Loan in connection with the Merger, and the Revolver was undrawn at September 28, 2012 (other than for approximately $4.8 million of outstanding letters of credit).

Borrowings under the Term Loan and the Revolver bear interest, at CPII’s option, at either (a) a base rate equal to the highest of (i) the federal funds rate, plus 0.50%, (ii) the corporate base rate of interest established by the administrative agent and (iii) adjusted LIBOR for an interest period of one month beginning on such day plus 1%, or (b) LIBOR, in each case plus an applicable margin. For all purposes, LIBOR shall never be deemed to be less than a specified “LIBOR floor.” As of September 28, 2012, the variable interest rate on the Term Loan was 5.0%.

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

•
100% of all casualty and condemnation proceeds received by the Parent or any of its restricted subsidiaries in excess of $15.0 million, other than amounts reinvested in assets to be used in CPII’s business within 12 months of such receipt (or if committed to be reinvested within such 12 months, reinvested within 18 months of such receipt) and subject to other exceptions; and

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

•
50% of excess cash flow (“ECF”) of the Parent and its restricted subsidiaries, such percentage to be reduced based on the Parent attaining certain leverage ratios. The first ECF prepayment is based on ECF for fiscal year 2012. The ECF prepayment is required to be made within five business days of issuing the year-end consolidated financial statements. Based on the results for fiscal year 2012, CPII determined a prepayment of $3.2 million is required to be made during the first quarter of fiscal year 2013.

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

The Senior Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Parent and its restricted subsidiaries, including CPII, to:

•	dispose of assets and make changes in business;

•	incur additional indebtedness or issue preferred stock or prepay, amend or redeem certain indebtedness;

•	create liens on assets and make further negative pledges;

•	enter into sale and leaseback transactions;

•	engage in mergers or acquisitions;

•	pay dividends or distributions or repurchase or redeem capital stock or make other restricted payments;

•	make investments, loans or advances;

•	make capital expenditures;

•	engage in certain transactions with affiliates;

•	amend charter documents and material agreements in a manner adverse in any material respect to the lenders without their consent;

•	change accounting policies;

•	permit certain restrictions affecting subsidiaries; and

•	change the status of Parent as a holding company.

The Senior Credit Facilities also include financial covenants that apply to the Parent and its restricted subsidiaries and consist of a minimum cash interest coverage ratio and a maximum total leverage ratio. In addition, the Senior Credit Facilities contain certain customary affirmative covenants and events of default.

As of September 28, 2012, the principal balance of the Term Loan was $146.8 million, net of issue discount of $0.6 million. The ECF prepayment of $3.2 million described above has been classified as current, while the remaining balance of the Term Loan is classified as noncurrent in the consolidated balance sheet as of September 28, 2012.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

At September 28, 2012, the amount available for borrowing under the Revolver, after taking into account the Company‘s outstanding letters of credit of $4.8 million, was approximately $25.2 million.

8% Senior Notes due 2018

In February 2011, in connection with the Merger, CPII issued $215.0 million in aggregate principal amount of its 8.00% Senior Notes due 2018 (the “8% Notes”). Total proceeds from the issuance of the 8% Notes were $208.6 million, net of $6.4 million issuance costs. The 8% Notes bear interest at the rate of 8.0% per year, payable semi-annually in arrears on each February 15 and August 15. The 8% Notes will mature on February 15, 2018. The 8% Notes are unsecured obligations, jointly and severally guaranteed by the Parent and, subject to certain exceptions, all of the Parent’s existing and future domestic restricted subsidiaries (other than CPII).

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

As of September 28, 2012, the principal balance of the 8% Notes was $215.0 million.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Debt Maturities:    As of September 28, 2012, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Notes	Total
2013	$3,200	$—	$3,200
2014	—	—	—
2015	1,496	—	1,496
2016	1,496	—	1,496
2017	141,183	—	141,183
Thereafter	—	215,000	215,000
	$147,375	$215,000	$362,375

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates. The table also reflects the required ECF prepayment under the Senior Credit Facilities of $3.2 million payable in the first quarter of fiscal year 2013, as well as the remaining mandatory quarterly repayments adjusted by such ECF prepayment. The above table does not reflect future ECF or other optional prepayments, if any, that may be required under the Senior Credit Facilities.

 As of September 28, 2012, the Company was in compliance with the covenants under the agreements governing the Senior Credit Facilities and the indentures governing the 8% Notes.

Deferred Debt Issuance Costs

CPII incurred a total of $15.3 million of debt issuance costs and issue discount, including those netted against the debt proceeds, associated with the Senior Credit Facilities and 8% Notes. As of September 28, 2012, the unamortized deferred debt issuance costs were $12.0 million, net of $3.4 million accumulated amortization. As of September 30, 2011, the unamortized deferred debt issuance costs were $14.1 million, net of $1.3 million accumulated amortization.

7.           Employee Benefit Plans

Retirement Plans:    The Company provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. The Company also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows a select group of management and highly compensated employees to defer a portion of their compensation. The Non-Qualified Plan liability recorded by the Company amounted to approximately $0.9 million and $0.6 million as of September 28, 2012 and September 30, 2011, respectively. For all of the Company’s current retirement plans, all participant contributions and Company matching contributions are 100% vested. Total CPI contributions to these retirement plans were $3.7 million, $2.3 million, $1.3 million and $2.7 million for fiscal year 2012, the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 and fiscal year 2010, respectively. The Company’s contributions were lower in fiscal year 2010 as the Company reduced its contributions to the retirement plans as a cost savings measure; the contribution levels were restored to prior levels during fiscal year 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

At September 28, 2012 and September 30, 2011, the Company recorded a liability of $0.7 million and $0.6 million, respectively, which approximates the excess of the projected benefit obligation over plan assets of $1.2 million and $1.0 million, respectively. Additionally, the Company recorded an unrealized loss of $0.3 million, net of tax of $0.1 million as of each September 28, 2012 and September 30, 2011 to accumulated other comprehensive income (loss) in the consolidated balance sheets.

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

The Company’s Canadian dollar forward contracts in effect as of September 28, 2012 have durations of one to 16 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. At September 28, 2012, the unrealized gain, net of tax of $0.3 million, was $0.8 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next five fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). No ineffective amounts were recognized due to hedge ineffectiveness for fiscal year 2012 and the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011. The gain recognized in general and administrative expenses due to hedge ineffectiveness for fiscal year 2010 was $0.1 million.

As of September 28, 2012, the Company had entered into Canadian dollar forward contracts for approximately $34.5 million (Canadian dollars), or approximately 63% of estimated Canadian dollar denominated expenses for October 2012 through September 2013, at an average rate of approximately 0.98 U.S. dollar to one Canadian dollar.

See Note 5, Financial Instruments, for further information regarding the Company’s derivative instruments.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at September 28, 2012 and September 30, 2011:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 28, 2012	September 30, 2011	Balance Sheet Location	September 28, 2012	September 30, 2011
Derivatives designated as hedging instruments
Forward contracts	Prepaid and other current assets	$1,067	$—	Accrued expenses	36	1,166
Total derivatives designated as hedging instruments		$1,067	$—		$36	$1,166

As of September 28, 2012 and September 30, 2011, all of the Company’s derivative instruments were classified as hedging instruments under ASC 815.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following tables summarize the effect of derivative instruments on the consolidated statements of operations and comprehensive income (loss) for the periods of fiscal years 2012, 2011 and 2010 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Fiscal Year
	2012	2011		2010
	Successor		Predecessor
	Year Ended	February 11, 2011 to	October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
Interest rate contracts[1]			$360	$(355)
Forward contracts	$2,054	$(855)	463	1,236
Total	$2,054	$(855)	$823	$881

[1]Terminated in February 2011 in anticipation of the repayment of Predecessor's term loan.

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
		Fiscal Year
		2012	2011		2010
		Successor		Predecessor
		Year Ended	February 11, 2011 to	October 2, 2010 to	Year Ended
		September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
Interest rate contracts	Interest expense, net			$(456)	$(1,862)
Forward contracts	Cost of sales	$(28)	$189	614	3,150
	Research and development	(84)	75	71	365
	Selling and marketing	(37)	33	31	158
	General and administrative	(46)	43	42	219
		$(195)	$340	$302	$2,030

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of (Loss) Gain Recognized in Income on Derivative (Ineffective and Excluded Portion )
		Fiscal Year
		2012	2011		2010
		Successor		Predecessor
		Year Ended	February 11, 2011 to	October 2, 2010 to	Year Ended
		September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
Interest rate contracts	Interest expense, net[a]			$(424)	$(36)
Forward contracts	General and administrative[b]	$(32)	$206	50	45
		$(32)	$206	$(374)	$9

[a] The amount of loss recognized in income during the period October 2, 2010 to February 10, 2011 includes a $415 loss related to the ineffective portion of the hedging relationships as a result of early termination of the derivative.

[b] The amount of loss recognized in income during fiscal year 2012 represents $33 loss related to the amount excluded from the assessment of hedge effectiveness, net of a $1 gain related to the ineffective portion of the hedging relationships. The amount of gain recognized in income during the periods of fiscal year 2011 presented represents a $206 and $50 gain, respectively, related to the amount excluded from the assessment of hedge effectiveness. The amount of gain recognized in income during fiscal year 2010 represents a $62 gain related to the ineffective portion of the hedging relationships, net of $17 loss related to the amount excluded from the assessment of hedge effectiveness.

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

When the Company’s derivatives are in a net asset position, such as the case with certain of the Company’s forward foreign exchange contract derivatives at September 28, 2012, the Company is exposed to credit loss from nonperformance by the counterparty. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative.

9.           Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at September 28, 2012 were as follows:

Fiscal Year	Operating Leases
2013	$1,830
2014	1,301
2015	533
2016	199
2017	103
Thereafter	2,239
$6,205

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $3.0 million, $1.8 million, $1.0 million and $2.5 million for fiscal year 2012, the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 and fiscal year 2010, respectively. Assets subject to capital leases at September 28, 2012 and September 30, 2011 were not material.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Guarantees: The Company has restricted cash of $1.9 million and $2.4 million as of September 28, 2012 and September 30, 2011, respectively, consisting of bank guarantees from customer advance payments to the Company’s international subsidiaries and cash collateral for certain performance bonds.

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

Contingencies: From time to time, the Company may be subject to claims that arise in the ordinary course of business. Except as noted below, in the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company’s consolidated financial position if unfavorably resolved.

During the fourth quarter of fiscal year 2011, the Company received a notice from a customer terminating a portion of a sales contract due to alleged nonperformance. The Company has reached a settlement agreement with its customer resolving this matter. In April 2012, the Company’s partner initiated a legal proceeding against the Company in the Commercial Court of Aix-en-Provence, France, claiming damages of approximately $3.6 million (based on an exchange rate of 1.29 U.S. dollars to one Euro as of September 28, 2012). The Company is vigorously contesting the claims made in this proceeding. The Company recorded certain costs in the fourth quarter of fiscal year 2011 as a result of the termination; however, at this time, the Company cannot estimate the range of any further possible loss or gain with respect to this matter.

In fiscal year 2011, the Company submitted a voluntary self-disclosure to the U.S. Office of Foreign Assets Control (“OFAC”) regarding assistance provided by the Swiss branch office of one of its U.S. subsidiaries with respect to sales of medical x-ray equipment by its Canadian subsidiary to distributors for resale to end-users in Iran, which is subject to U.S. trade sanctions. Since the initial voluntary self-disclosure there have been requests by OFAC for additional information, which the Company has provided. In the second quarter of fiscal year 2012, the Company was notified by OFAC that it had determined a penalty was appropriate for these matters and asked the Company if it was interested in settling the matter rather than going through a more formal adjudicative process. The Company notified OFAC it would like to go through the settlement process. In response to a request from OFAC, the Company has entered into a tolling agreement extending the statute of limitations for this matter. However, at this time, the Company cannot predict when the settlement process will be resolved. The Company is not able to assess the range of any potential loss with respect to this matter; however, it does not believe the potential loss will have a material adverse effect on the Company’s results of operations and cash flows.

All legal costs are expensed as incurred.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

10.           Related-Party Transactions

In connection with the Merger, on February 11, 2011 the Company entered into an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Sponsor, pursuant to which Veritas Management will provide the Company with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023, and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or the Company terminates the advisory agreement. Pursuant to such agreement, the Company pays Veritas Management an annual fee equal to the greater of $1.0 million or 3.0% of the Company’s Adjusted EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization, certain unusual or non-recurring items and certain non-cash items), a portion of which is payable in advance annually beginning on the date of the Merger, and the Company reimburses certain out-of-pocket expenses of Veritas Management. For fiscal year 2012 and the period February 11, 2011 to September 30, 2011, the Company incurred Veritas Management advisory fee expense of $2.0 million and $1.4 million, respectively, recorded in “general and administrative” expenses in the consolidated statements of operations and comprehensive income (loss).

If Parent or any of its subsidiaries (including the Company) is involved in any transaction (including, without limitation, any acquisition, merger, disposition, debt or equity financing, recapitalization, structural reorganization or similar transaction), the Company will pay a transaction fee to Veritas Management equal to the greater of $0.5 million or 2% of transaction value. Veritas Management waived any transaction fees due for acquisitions made by the Company during fiscal year 2012. The Company may terminate the advisory agreement immediately prior to a change of control or an initial public offering, upon payment of an amount equal to all accrued fees and expenses plus the present value of all annual fees that would have been payable under the advisory agreement through December 31, 2023.

No other related person has any interest in the advisory agreement.

Certain members of management of the Company have been granted Class B membership interests in Holding LLC. See Note 11 for more details.

11.           Equity-based Compensation

On April 27, 2011 and December 12, 2011, certain members of management and independent directors of the Company were granted Class B membership interests in Holding LLC. At September 28, 2012, the aggregate individual grants of Class B membership interests represented approximately 5.5% of the profit interests in Holding LLC. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including Sponsor, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The Class B membership interests are subject to a five-year vesting schedule, except vesting will be accelerated in the event of a change of control. The unvested portion of Class B membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Holding LLC. Class B membership interests are granted with no exercise price and no expiration date. Grants of Class B membership interests are limited in the aggregate to 7.5% of the net profits interests in Holding LLC.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

A summary of activity for grants and the outstanding balance of Class B membership interests in Holding LLC follow:

	Class B Membership Interests
	Available for Grant	Outstanding	Fair Value at Date of Grant
Balance, September 30, 2011	2.2%	5.3%	$4,874
Granted	(0.2)	0.2	183
Balance, September 28, 2012	2.0%	5.5%	5,057

The fair value of grants of Class B membership interests is determined by management using an income approach based on a cash flow methodology, the ownership percentage in Holding LLC, the preference of the Class A membership interests, and a 25% marketability discount. The discount is estimated based on an option pricing model for an Asian put option known as the Finnerty model, and the weighted average assumptions are risk free rate of 0.65%, expected volatility of 75%, restricted period of two years, and no dividend yield.

The Company records equity-based compensation expense based on the grant-date fair value on a straight-line basis over the vesting period of the awards. The following table summarizes equity-based compensation expense for the periods presented, which was allocated as follows:

	Fiscal Year
	2012	2011
		February 11, 2011
	Year Ended	to
	September 28, 2012	September 30, 2011
Equity-based compensation cost recognized in the statement of operations by caption:
Cost of sales	$274	$65
Research and development	553	18
Selling and marketing	128	55
General and administrative	46	236
	$1,001	$374
Equity-based compensation cost capitalized in inventory	$274	$111
Equity-based compensation cost remaining in inventory at end of period	$46	$46

The unamortized amount of equity-based compensation was $3.7 million at September 28, 2012, and is scheduled to be charged to expense as follows:

Fiscal Year	Amount
2013	$1,010
2014	1,027
2015	1,006
2016	636
2017	8
$3,687

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

12.           Predecessor’s Stock-based Compensation Plans

Pursuant to the Merger described in Note 3, subject to certain exceptions described below, unvested options to purchase the Predecessor’s common stock became fully vested immediately prior to the effective time of the Merger on February 11, 2011 (“Effective Time”), and at (or, in the case of certain option holders, immediately after) the Effective Time, outstanding unexercised stock options were cancelled in exchange for a cash payment in an amount equal to the product of (x) the number of shares subject to the option and (y) the excess, if any, of (A) $19.50 over (B) the exercise price per share subject to the option, less any applicable taxes. Subject to certain exceptions described below, each share of Predecessor’s restricted stock and each of Predecessor’s restricted stock unit outstanding immediately prior to the Effective Time vested in full and entitled the holder to receive $19.50 in cash, less applicable taxes. With respect to options and restricted stock units granted in the period October 2, 2010 to February 10, 2011, only 25% of such options and restricted stock units became vested upon the closing of the Merger and the remaining 75% were cancelled.

As a result of the acceleration of the vesting of stock options described above, Predecessor incurred additional stock compensation expense of $3.4 million of which $0.4 million, $0.2 million, $0.4 million and $2.4 million were allocated to cost of sales, research and development, sales and marketing and general and administrative expenses, respectively, in the consolidated statements of operations and comprehensive loss for period October 2, 2010 to February 10, 2011. Successor also recorded stock compensation expense of $5.2 million which represents the amount of cash payments for the unvested portion of the stock awards for which vesting was accelerated. The $5.2 million stock compensation expense is recorded in “strategic alternative transaction expense” in the consolidated statements of operations and comprehensive loss for the period February 11, 2011 to September 30, 2011.

Unless otherwise stated, information on the Predecessor’s stock-based compensation plans provided below is for periods prior to the Effective Time and reflects the effect of the acceleration of vesting of the stock-based awards on Predecessor’s statements of operations and comprehensive income (loss).

Stock Options: The following table summarizes activity of stock option awards under Predecessor’s stock option plans for the periods presented:

	Outstanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 2, 2009	3,382,763	$6.38	4.95	$20,362	2,845,996	$4.73	4.43	$20,227
Granted	108,000	$9.66
Exercised	(126,446)	$1.83
Forfeited or cancelled	(17,125)	$16.42
Balance at October 1, 2010	3,347,192	$6.60	4.24	$26,801	2,915,483	$5.61	3.76	$25,930
Granted	108,000	$19.33
Exercised	(19,970)	$8.69
Accelerated, cancelled and paid with cash pursuant to the Merger	(3,354,222)	$6.69
Cancelled	(81,000)	$19.33
Balance at February 11, 2011	—	—	—	—	—	—	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

During the period October 2, 2010 to February 10, 2011, cash received from option exercises was approximately $0.2 million and the total intrinsic value of options exercised was approximately $0.2 million. During fiscal years 2010, cash received from option exercises was approximately $0.2 million and the total intrinsic value of options exercised was approximately$1.5 million.

Stock Purchase Plan: Predecessor’s employee stock purchase plan was terminated after the December 31, 2010 purchase. Employees purchased approximately 13,000 shares and 49,000 shares during the first quarter of fiscal year 2011 and during fiscal year 2010, respectively, for $0.2 million and $0.6 million, respectively.

Restricted Stock and Restricted Stock Units: Granted to directors and employees, the restricted stock and restricted stock units, in each case, generally vested over periods of one to four years. Upon vesting, each restricted stock unit was automatically converted into one share of common stock of the Predecessor.

The following table summarizes activity of Predecessor’s nonvested restricted stock and restricted stock unit awards for the periods presented:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Aggregate Fair Value*
Nonvested at October 2, 2009	218,298	$11.27
Granted	163,307	$10.04
Vested	(65,914)	$11.87	$778
Forfeited	(5,350)	$10.44
Nonvested at October 1, 2010	310,341	$10.51
Granted	138,700	$19.33
Vested	(23,775)	$15.18	$372
Accelerated pursuant to the Merger	(321,241)	$11.12	$6,264
Cancelled	(104,025)	$19.33
Nonvested at February 11, 2011	—	—

* Based on the value of the Company’s stock on the date of the restricted stock unit vesting or acceleration.

During the period October 2, 2010 to February 10, 2011, Predecessor granted 102,700 restricted stock units with time-vesting criteria to certain of its non-executive employees and 36,000 restricted stock units with performance-vesting criteria to its executive officers. The performance conditions were based on the achievement of specified EBITDA levels over a period of four years. As mentioned above, only 25% of restricted stock units granted during the period October 2, 2010 to February 10, 2011 became vested upon the closing of the Merger and the remaining 75% were cancelled.

Predecessor settled stock option exercises and restricted stock units with newly issued common shares.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Valuation and Expense Information

The fair value of Predecessor’s time-based option awards was estimated on the date of grant using the Black-Scholes model. The Black-Scholes valuation models was developed for use in estimating the fair value of traded options that had no vesting restrictions and were fully transferable and require the input of subjective assumptions, including the expected stock price volatility and estimated option life. Predecessor did not intend to pay dividends and, accordingly, no dividends were assumed in its Black-Scholes calculation. Since Predecessor’s common stock had not been publicly traded for a sufficient time period, the expected volatility was based on a blend of expected volatilities of similar companies and that of Predecessor based on its available historical data. The risk-free rates were based on the U.S. Treasury yield in effect at the time of the grant. Since Predecessor’s historical data was limited, the expected term of time-based options granted was based on integrating historical data with the simplified method for plain vanilla options. The integration of historical data with the simplified method was done by using the actual life for options that had been settled, and a uniform distribution assumption for the options that were still outstanding.

Stock Options. Assumptions used in the Black-Scholes model to estimate the fair value of time-based option grants are presented below.

	Period
	October 2, 2010 to	Year Ended
	February 10, 2011	October 1, 2010
Expected term (in years)	8.14	7.79
Expected volatility	60.91%	60.50%
Dividend yield	—%	—%
Risk-free rate	2.6%	3.0%

The weighted-average grant-date fair value of all the options granted during the period October 2, 2010 to February 10, 2011 and fiscal year 2010 was $12.65 and $6.25 per share, respectively.

Stock Purchase Plan. Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the employee stock purchase plan during the first quarter of fiscal year 2011, the final purchase period, was $2.90 per share and during fiscal year 2010 was $2.08 per share.

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

The weighted-average estimated fair value of restricted stock and restricted stock units granted during the period October 2, 2010 to February 10, 2011 and fiscal year 2010 was $19.33 and $10.04, respectively.

As stock-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) for all periods presented was based on awards ultimately expected to vest, it was reduced for estimated forfeitures. Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table summarizes stock-based compensation expense for the periods presented, which was allocated as follows:

	Period
	October 2, 2010 to	Year Ended
	February 10, 2011	October 1, 2010
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$609	$575
Research and development	320	200
Selling and marketing	499	284
General and administrative	3,127	1,981
	$4,555	$3,040

Share-based compensation cost capitalized in inventory	$928	$586
Share-based compensation cost remaining in inventory at end of period	$416	$97

Share-based compensation expense by type of award:
Stock options	$1,564	$1,831
Restricted stock and units	2,948	1,105
Stock purchase plan	43	104
	$4,555	$3,040

During the period October 2, 2010 to February 10, 2011, the tax benefit realized from option exercises and restricted stock vesting, including those that were accelerated pursuant to the Merger, totaled approximately $5.8 million. During fiscal year 2010, the tax benefit realized from option exercises and restricted stock vesting totaled approximately $0.8 million.

13.           Termination of Merger Agreement with Comtech

In September 2010, Predecessor and Comtech Telecommunications Corp. (“Comtech”) entered into a Termination and Release Agreement, by which Predecessor and Comtech terminated a previously announced merger agreement, dated May 8, 2010. The termination was by mutual agreement of the companies and was unanimously approved by Predecessor’s board of directors and the board of directors of Comtech. As part of the termination, Predecessor paid Comtech a termination fee of $15.0 million. In addition, during fiscal year 2010, Predecessor incurred transaction expenses related to the proposed merger in the amount of $4.9 million. Such transaction expenses comprised fees for investment bankers, attorneys and other professional services rendered in connection with the proposed merger, as well as with a related stockholder class lawsuit settled during fiscal year 2012. The total expenses of $19.9 million are presented as “strategic alternative transaction expenses” in the consolidated statements of operations and comprehensive income for fiscal year 2010.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

14.           Income Taxes

Income (loss) before income taxes consisted of the following:

	Successor		Predecessor
	Year Ended	Period from February 11, 2011 to	Period from October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
U.S.	$4,774	$(12,573)	$(4,925)	$(2,914)
Foreign	2,326	4,024	1,178	15,275
	$7,100	$(8,549)	$(3,747)	$12,361

Income tax expense (benefit) consisted of the following:

	Successor		Predecessor
	Year Ended	Period from February 11, 2011 to	Period from October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
Current
Federal	$539	$148	$4,420	$5,879
State	976	629	12	857
Foreign	1,477	1,903	(58)	3,751
	2,992	2,680	4,374	10,487
Deferred
Federal	1,567	(2,525)	(3,039)	(4,230)
State	(124)	(661)	52	(268)
Foreign	(1,020)	(1,560)	(404)	(367)
	423	(4,746)	(3,391)	(4,865)
	$3,415	$(2,066)	$983	$5,622

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The differences between the effective income tax rate and the federal statutory income tax rate were as follows:

	Successor		Predecessor
	Year Ended	Period from February 11, 2011 to	Period from October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
U.S. federal income tax benefit (provision) at statutory rate	35.0%	35.0%	35.0%	35.0%
Domestic manufacturing deduction	(7.9)%	2.7%	—%	(3.2)%
Foreign tax rate differential and income inclusion	5.9%	(9.4)%	(38.1)%	(10.0)%
State taxes, net of federal benefit	7.9%	3.0%	(1.7)%	2.8%
Research and development credit	(0.7)%	(4.1)%	6.2%	(3.1)%
Tax contingency reserves	3.8%	5.4%	2.2%	23.9%
Stock compensation expense	3.7%	(1.2)%	—%	—%
Non-deductible merger and acquisition expenses	0.4%	(6.1)%	(29.3)%	—%
Other differences	—%	(1.1)%	(0.5)%	0.1%
Effective tax rate	48.1%	24.2%	(26.2)%	45.5%
 The effective tax rate for the year ended September 28, 2012 was 48.1% and differs from the federal statutory rate of 35% primarily due to state income taxes, foreign earnings that are subject to U.S. federal income tax, tax contingency reserves, non-deductible stock compensation expense and the domestic manufacturing deduction. The 7.9% state tax rate for the year ended September 28, 2012 includes discrete tax charges of 2.8% for tax rate changes and 2.0% that was recognized upon filing the tax return for the period from February 11, 2011 to September 30, 2011.
The effective tax rate for the period February 11, 2011 to September 30, 2011 was 24.2% and differs from the federal statutory rate of 35% primarily due to the incremental tax on foreign earnings that are subject to U.S. federal income taxes, non-deductible Merger expenses and the true-up of prior year research and development tax credits; partially offset by a reduction of tax contingency reserves. The effective tax rate for the period October 2, 2010 to February 10, 2011 was a negative 26.2% and differs from the federal statutory rate of 35% primarily due to non-deductible Merger expenses and the incremental tax on foreign earnings that are subject to U.S. federal income taxes and foreign tax rate differences that increased income tax expense, which on a combined basis decreased the effective tax rate benefit by approximately 67%.

The effective tax rate for fiscal year 2010 was 45.5% and diverged from the federal and state statutory rate primarily due to a $3.1 million discrete tax expense on an uncertain tax position for strategic alternative transaction expenses.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets (liabilities) were as follows:

	September 28, 2012	September 30, 2011
Deferred tax assets:
Inventory and other reserves	$9,053	$8,889
Accrued vacation	2,190	2,049
Deferred compensation and other accruals	645	1,289
Tax credit carryforward	7,894	11,001
Net operating loss carryforward	1,406	2,963
Other	216	540
Gross deferred tax assets	21,404	26,731
Valuation allowance	—	—
Total deferred tax assets	$21,404	$26,731

Deferred tax liabilities:
Accelerated depreciation	$(16,386)	$(17,254)
Acquisition-related intangibles	(77,234)	(81,058)
Unremitted foreign earnings	(1,989)	(709)
Other deferred tax liabilities	(668)	(484)
Total deferred tax liabilities	$(96,277)	$(99,505)
Net deferred tax liabilities	$(74,873)	$(72,774)

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. As of September 28, 2012, the Company had federal tax credit carryforwards of $7.9 million. If not utilized, the federal tax credit carryforwards will begin to expire in 2017.

At September 28, 2012, the Company had state net operating loss carryforwards of approximately $23.0 million. The state net operating loss carryovers will begin to expire in 2031, if not utilized.

The Company has not provided deferred taxes on approximately $6.3 million of the Company's undistributed earnings in its Canadian operations which are intended to be permanently reinvested. The amount of unrecognized deferred tax liability related to this temporary difference is estimated to be approximately $1.3 million.

The Internal Revenue Code imposes limitations on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Section 382 Limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. On June 30, 2012, the Company acquired the stock of Locus Microwave Inc. as part of its acquisition of Codan Satcom. Locus Microwave had approximately $4.6 million in net operating loss carryforwards, but none of these losses will be available to the Company due to limitations under Internal Revenue Code Section 382; therefore, Locus Microwave net operating loss carryforwards were not recorded as deferred tax assets.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The net deferred tax liabilities were classified in the consolidated balance sheet as follows:

	September 28, 2012	September 30, 2011
Deferred tax assets:
Current	$14,186	$14,414
Noncurrent (other long-term assets)	114	93
Deferred tax liabilities:
Current (accrued expenses)	(294)	(13)
Noncurrent	(88,879)	(87,268)
Net deferred tax liabilities	$(74,873)	$(72,774)

The total unrecognized tax benefits, excluding any related interest accrual, are reported in the consolidated balance sheet in the following accounts:

	September 28, 2012	September 30, 2011
Income taxes payable	$2,215	$2,234
Other long-term liabilities	3,511	4,670
	$5,726	$6,904

All of the unrecognized tax benefit balances of $5.7 million and $6.9 million would reduce the effective tax rate if recognized as of September 28, 2012 and September 30, 2011, respectively. The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $2.2 million as audits close, statutes expire and tax payments are made. As of September 28, 2012, the Company had accrued income tax related interest and penalties, net of accrued interest benefits on income tax receivables, of approximately $0.7 million. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the condensed consolidated statements of operations and comprehensive income (loss) and totaled approximately $0.3 million for the year ended September 28, 2012. The Company has minimal penalties accrued in income tax expense. Any prospective adjustments to the Company's unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to the Company's effective tax rate. Accordingly, the Company's effective tax rate could fluctuate materially from period to period. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the income tax provision.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties is as follows:

	Successor		Predecessor
	Year Ended	Period from February 11, 2011 to	Period from October 2, 2010 to
	September 28, 2012	September 30, 2011	February 10, 2011
Beginning of period balance	$6,904	$8,059	$6,585
Additions based on tax positions related to the current period	52	44	1,394
Reductions for expiration of statute of limitations	—	(559)	—
Additions for tax positions of prior periods	31	189	88
Reductions for tax positions of prior periods	(1,261)	(829)	(8)
End of period balance	$5,726	$6,904	$8,059
The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2007. The Company's Canadian subsidiary is no longer subject to examination by the taxing authorities for fiscal years prior to 2003. The Company has income tax audits in progress in several jurisdictions in which it operates, including an audit by the Canada Revenue Authority for fiscal year 2010 and for the periods from October 2, 2010 to February 10, 2011 and February 11, 2011 to September 30, 2011. During the second quarter of fiscal year 2012, the Company settled an audit with Canada Revenue Agency (“CRA”) for fiscal years 2001 and 2002. The result of the Canada tax settlement was a refund of $2.4 million that was recorded as a $1.8 million reduction to long-term assets, a $0.5 million increase in the balance of uncertain tax benefits and a tax benefit of $0.1 million. During the fourth quarter of fiscal year 2012, the company completed an audit with the IRS for fiscal years 2008 and 2009 and received a tax assessment of approximately $17,000.

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

15.           Segments, Geographic and Customer Information

The Company’s reportable segments are electron devices and satcom equipment. The electron devices segment develops, manufactures and distributes high-power/high-frequency microwave and RF signal components. The satcom equipment segment manufactures and supplies high-power amplifiers and networks for satellite communication uplink, electronic warfare and industrial applications. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company’s chief operating decision maker (“CODM”), its chief executive officer, and is based on the nature of the Company’s operations and products offered to customers.

The Company’s reportable segments, electron devices and satcom equipment, are differentiated based on their underlying profitability and economic performance. The electron devices segment is made up of four divisions, that have been aggregated based on the similarity of their economic characteristics as measured by EBITDA, and the similarity of their products and services, production processes, types of customers and distribution methods, and nature of regulatory environments. The satcom equipment segment consists of one division. The Company’s analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The electron devices segment develops, manufactures and distributes high power/high frequency microwave and RF signal components. Its products include linear beam, cavity, power grid, crossed field and magnetron devices. These products are used in the communication, radar, electronic countermeasures, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the electron devices will be located. These products are distributed through the Company’s direct sales force, independent sales representatives and distributors.

The satcom equipment segment manufactures and supplies high-power amplifiers and networks for satellite communication uplink and industrial applications. This segment also provides spares, service and other post-sales support. Its products are distributed through the Company’s direct sales force and independent sales representatives.

Amounts not reported as electron devices or satcom equipment are reported as Other. Other includes the activities of the Company’s Malibu Division and unallocated corporate expenses, such as business combination-related expenses, share-based compensation expense and certain non-recurring or unusual expenses. The Malibu Division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAVs”) and shipboard systems.

Sales and marketing, and certain administration expenses, are allocated to the divisions and are included in the results reported. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment product transfers are recorded at cost.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Successor		Predecessor
	Year Ended	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
Sales from external customers
Electron devices	$287,558	$171,497	$89,174	$259,141
Satcom equipment	80,449	77,129	27,469	85,984
Other	23,143	15,872	7,580	15,309
	$391,150	$264,498	$124,223	$360,434
Intersegment product transfers
Electron devices	$21,794	$21,360	$8,045	$24,033
Satcom equipment	70	51	229	96
	$21,864	$21,411	$8,274	$24,129
Capital expenditures
Electron devices	$5,889	$3,029	$1,484	$3,294
Satcom equipment	672	1,153	694	426
Other	1,023	736	256	772
	$7,584	$4,918	$2,434	$4,492
EBITDA
Electron devices	$63,577	$44,594	$18,713	$65,787
Satcom equipment	5,399	11,290	1,491	9,451
Other	(9,329)	(28,097)	(14,046)	(36,592)
	$59,647	$27,787	$6,158	$38,646

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

	September 28, 2012	September 30, 2011
Total assets
Electron devices	$491,953	$494,937
Satcom equipment	112,183	116,283
Other	122,866	113,079
	$727,002	$724,299

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

•
the Company’s Senior Credit Facilities contain covenants that require the Company to maintain a total leverage ratio and an interest coverage ratio that contain EBITDA as a component, and the Company’s management team uses EBITDA to monitor compliance with these covenants;

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

	Successor		Predecessor
	Year Ended	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
Operating income
Electron devices	$56,074	$40,292	$16,463	$59,765
Satcom equipment	4,379	10,758	1,210	8,726
Other	(26,123)	(41,757)	(15,632)	(40,917)
	$34,330	$9,293	$2,041	$27,574

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table reconciles net income to EBITDA:

	Successor		Predecessor
	Year Ended	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
Net income (loss)	$3,685	$(6,483)	$(4,730)	$6,739
Depreciation and amortization	25,317	18,628	4,117	11,072
Interest expense, net	27,230	17,708	5,788	15,213
Income tax expense (benefit)	3,415	(2,066)	983	5,622
EBITDA	$59,647	$27,787	$6,158	$38,646

Net property, plant and equipment by geographic area were as follows:

	September 28, 2012	September 30, 2011
United States	$64,238	$65,600
Canada	16,294	15,885
Other	1,069	190
Total	$81,601	$81,675

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

Goodwill by geographic area was as follows:

	September 28, 2012	September 30, 2011
United States	$91,067	$92,329
Canada	87,867	86,654
	$178,934	$178,983

Geographic sales by customer location were as follows for external customers:

	Successor		Predecessor
	Year Ended	Period February 11 to	Period October 2, 2010 to	Year Ended
	September 28, 2012	September 30, 2011	February 10, 2011	October 1, 2010
United States	$249,688	$182,206	$83,084	$230,888
All foreign countries	141,462	82,292	41,139	129,546
Total sales	$391,150	$264,498	$124,223	$360,434

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The United States Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in the fiscal year 2012, the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011, and the fiscal year 2010. Direct sales to the U.S. Government were $57.0 million, $36.2 million, $14.8 million, and $48.5 million for the fiscal year 2012, the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011, and fiscal year 2010, respectively. Accounts receivable from this customer represented 12% of consolidated accounts receivable as of each September 28, 2012 and September 30, 2011, respectively.

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

Fiscal year 2012
		Successor(1)
		Three Months Ended
		December 30, 2011	March 30, 2012	June 29, 2012	September 28, 2012
		(First Quarter)	(Second Quarter)	(Third Quarter)	(Fourth Quarter)
Sales		$92,981	$96,457	$97,193	$104,519
Gross profit		24,371	26,108	29,517	28,763
Net (loss) income(2)		(1,639)	(317)	2,945	2,696

Fiscal year 2011
	Predecessor		Successor(1)
	Three Months Ended	Period January 1 to	Period February 11 to	Three Months Ended
	December 31, 2010	February 10, 2011	April 1, 2011	July 1, 2011	September 30, 2011
	(First Quarter)	(Second Quarter)		(Third Quarter)	(Fourth Quarter)
Sales	$89,020	$35,203	$59,804	$104,206	$100,488
Gross profit	24,921	7,898	15,808	27,129	26,560
Net income (loss)(3)	2,222	(6,952)	(7,173)	(1,832)	2,522

(1)
The new basis of accounting resulting from the Merger and the related debt financing has a significant effect on the results of operations for the Successor periods and reflects an increase in amortization of intangible assets, utilization of the net increase in cost basis of inventory, an increase in depreciation and amortization of intangibles and property, plant and equipment, an increase in interest expense and amortization of the new debt issue costs and discount and charges for the Sponsor’s advisory fees.

(2)
Net income for the three months ended June 29, 2012 reflects pre-tax acquisition costs of $0.7 million relating to the acquisition of Codan Satcom in June 2012. Net income for the three months ended September 28, 2012 reflects pre-tax acquisition costs of $0.8 million and utilization of the net increase in cost basis of inventory of $0.2 million relating to the acquisition of Codan Satcom in June 2012.

(3)
Net income (loss) for the three months ended December 31, 2010 and the period January 1, 2011 to February 10, 2011 reflects pre-tax transaction expenses of $2.7 million and $2.0 million, respectively, relating to the Merger in February 2011 and the related debt financing. Net (loss) income for the period February 11, 2011 to April 1, 2011 and the three months ended July 1, 2011 and September 30, 2011 reflects pre-tax transaction expenses of $8.8 million, $0.3 million and $0.4 million, respectively, relating to the Merger in February 2011 and the related debt financing.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

17.           Supplemental Guarantors Condensed Consolidating Financial Information

The tables that follow reflect the supplemental guarantor financial information associated with CPII’s 8% Notes issued on February 11, 2011. The 8% Notes are guaranteed by Parent and, subject to certain exceptions, each of Parent's existing and future domestic restricted subsidiaries (other than CPII) on a senior unsecured basis. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis and (ii) CPII's management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the guarantor subsidiaries (all of the domestic subsidiaries), (b) the non-guarantor subsidiaries, (c) the consolidating elimination entries, and (d) the consolidated totals. The accompanying consolidating financial information should be read in connection with the consolidated financial statements of the Company.
Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 28, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$34,042	$8,964	$—	$43,006
Restricted cash	—	—	1,836	90	—	1,926
Accounts receivable, net	—	—	36,707	14,369	—	51,076
Inventories	—	—	58,135	26,552	(750)	83,937
Deferred tax assets	—	—	13,968	218	—	14,186
Intercompany receivable	—	—	61,497	26,599	(88,096)	—
Prepaid and other current assets	1	43	7,569	2,502	285	10,400
Total current assets	1	43	213,754	79,294	(88,561)	204,531
Property, plant and equipment, net	—	—	64,378	17,223	—	81,601
Deferred debt issue costs, net	—	11,954	—	—	—	11,954
Intangible assets, net	—	—	161,628	87,249	—	248,877
Goodwill	—	—	91,123	87,811	—	178,934
Other long-term assets	—	—	991	114	—	1,105
Investment in subsidiaries	197,158	570,037	13,554	—	(780,749)	—
Total assets	$197,159	$582,034	$545,428	$271,691	$(869,310)	$727,002
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,200	$—	$—	$—	$3,200
Accounts payable	—	—	13,984	12,347	—	26,331
Accrued expenses	943	2,237	14,960	8,580	(13)	26,707
Product warranty	—	—	2,411	1,655	—	4,066
Income taxes payable	—	—	273	2,579	—	2,852
Advance payments from customers	—	—	9,403	5,031	—	14,434
Intercompany payable	—	1,401	19,315	—	(20,716)	—
Total current liabilities	943	6,838	60,346	30,192	(20,729)	77,590
Deferred income taxes	—	—	65,322	23,557	—	88,879
Long-term debt, less current portion	—	358,613	—	—	—	358,613
Other long-term liabilities	—	—	4,725	979	—	5,704
Total liabilities	943	365,451	130,393	54,728	(20,729)	530,786
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	376,989	210,638	(798,727)	—
Equity investment in subsidiary	449	449	9,359	—	(10,257)	—
Additional paid-in capital	198,565	—	—	(529)	529	198,565
Accumulated other comprehensive income	—	—	—	449	—	449
(Accumulated deficit) retained earnings	(2,798)	5,034	28,687	6,405	(40,126)	(2,798)
Total stockholders’ equity	196,216	216,583	415,035	216,963	(848,581)	196,216
Total liabilities and stockholders’ equity	$197,159	$582,034	$545,428	$271,691	$(869,310)	$727,002

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$20,465	$14,490	$—	$34,955
Restricted cash	—	—	2,277	93	—	2,370
Accounts receivable, net	—	—	30,713	14,897	—	45,610
Inventories	—	—	58,534	20,410	(648)	78,296
Deferred tax assets	—	—	13,848	566	—	14,414
Intercompany receivable	—	—	28,455	21,125	(49,580)	—
Prepaid and other current assets	440	45	4,677	1,078	246	6,486
Total current assets	440	45	158,969	72,659	(49,982)	182,131
Property, plant and equipment, net	—	—	65,618	16,057	—	81,675
Deferred debt issue costs, net	—	14,073	—	—	—	14,073
Intangible assets, net	—	—	170,525	91,707	—	262,232
Goodwill	—	—	92,329	86,654	—	178,983
Other long-term assets	—	—	5,112	93	—	5,205
Investment in subsidiaries	190,491	563,005	14,463	—	(767,959)	—
Total assets	$190,931	$577,123	$507,016	$267,170	$(817,941)	$724,299
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$1,500	$—	$—	$—	$1,500
Accounts payable	32	(5)	15,073	12,088	—	27,188
Accrued expenses	1,003	2,530	17,369	6,404	(5)	27,301
Product warranty	—	—	3,787	1,820	—	5,607
Income taxes payable	—	—	34	2,878	—	2,912
Advance payments from customers	—	—	9,489	5,172	—	14,661
Intercompany payable	—	1,401	—	—	(1,401)	—
Total current liabilities	1,035	5,426	45,752	28,362	(1,406)	79,169
Deferred income taxes	—	—	62,347	24,921	—	87,268
Long-term debt, less current portion	—	361,697	—	—	—	361,697
Other long-term liabilities	—	—	5,429	840	—	6,269
Total liabilities	1,035	367,123	113,528	54,123	(1,406)	534,403
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	376,158	210,113	(797,371)	—
Equity investment in subsidiary	(1,185)	(1,185)	9,356	—	(6,986)	—
Additional paid-in capital	197,564	—	—	—	—	197,564
Accumulated other comprehensive loss	—	—	—	(1,185)	—	(1,185)
(Accumulated deficit) retained earnings	(6,483)	85	7,974	4,119	(12,178)	(6,483)
Total stockholders’ equity	189,896	210,000	393,488	213,047	(816,535)	189,896
Total liabilities and stockholders’ equity	$190,931	$577,123	$507,016	$267,170	$(817,941)	$724,299

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Year Ended September 28, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$299,265	$152,409	$(60,524)	$391,150
Cost of sales	—	—	223,915	118,898	(60,422)	282,391
Gross profit	—	—	75,350	33,511	(102)	108,759
Operating costs and expenses:
Research and development	—	—	4,516	8,983	—	13,499
Selling and marketing	—	—	12,223	9,515	—	21,738
General and administrative	2,039	383	15,931	6,856	—	25,209
Amortization of acquisition-related intangible assets	—	—	8,240	5,743	—	13,983
Total operating costs and expenses	2,039	383	40,910	31,097	—	74,429
Operating (loss) income	(2,039)	(383)	34,440	2,414	(102)	34,330
Interest expense (income), net	—	27,241	3	(14)	—	27,230
(Loss) income before income tax expense and equity in income of subsidiaries	(2,039)	(27,624)	34,437	2,428	(102)	7,100
Income tax (benefit) expense	(775)	(10,497)	14,584	142	(39)	3,415
Equity in income of subsidiaries	4,949	22,076	860	—	(27,885)	—
Net income	3,685	4,949	20,713	2,286	(27,948)	3,685
Equity in other comprehensive income of subsidiaries, net of tax	1,634	1,634	—	—	(3,268)	—
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax	—	—	—	1,677	—	1,677
Unrealized actuarial loss and amortization of prior service cost, for pension liability, net of tax	—	—	—	(43)	—	(43)
Total other comprehensive income, net of tax	—	—	—	1,634	—	1,634
Comprehensive income	$5,319	$6,583	$20,713	$3,920	$(31,216)	$5,319

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the period February 11, 2011 to September 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$191,764	$121,095	$(48,361)	$264,498
Cost of sales	—	—	148,023	94,691	(47,713)	195,001
Gross profit	—	—	43,741	26,404	(648)	69,497
Operating costs and expenses:
Research and development	—	—	2,991	6,807	—	9,798
Selling and marketing	—	—	7,664	5,954	—	13,618
General and administrative	1,427	(27)	10,333	3,360	—	15,093
Amortization of acquisition-related intangible assets	—	—	6,548	5,592	—	12,140
Strategic alternative transaction expenses	9,529	—	—	26	—	9,555
Total operating costs and expenses	10,956	(27)	27,536	21,739	—	60,204
Operating (loss) income	(10,956)	27	16,205	4,665	(648)	9,293
Interest expense (income), net	—	17,388	327	(7)	—	17,708
Loss (gain) on debt extinguishment, net	—	253	(119)	—	—	134
(Loss) income before income tax expense and equity in income of subsidiaries	(10,956)	(17,614)	15,997	4,672	(648)	(8,549)
Income tax (benefit) expense	(4,388)	(6,695)	8,710	553	(246)	(2,066)
Equity in income of subsidiaries	85	11,004	687	—	(11,776)	—
Net (loss) income	(6,483)	85	7,974	4,119	(12,178)	(6,483)
Equity in other comprehensive loss of subsidiaries, net of tax	(1,185)	(1,185)	—	—	2,370	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(890)	—	(890)
Unrealized actuarial loss on pension liability, net of tax	—	—	—	(295)	—	(295)
Total other comprehensive loss, net of tax	—	—	—	(1,185)	—	(1,185)
Comprehensive (loss) income	$(7,668)	$(1,100)	$7,974	$2,934	$(9,808)	$(7,668)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 28, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$1,500	$21,057	$2,493	$25,050
Cash flows from investing activities
Capital expenditures	—	—	(6,575)	(1,009)	(7,584)
Acquisitions, net of cash acquired	—	—	(1,434)	(6,481)	(7,915)
Net cash used in investing activities	—	—	(8,009)	(7,490)	(15,499)
Cash flows from financing activities
Repayment of borrowings under Successor’s term loan facility	—	(1,500)	—	—	(1,500)
Intercompany dividends	—	—	529	(529)	—
Net cash (used in) provided by financing activities	—	(1,500)	529	(529)	(1,500)
Net increase (decrease) in cash and cash equivalents	—	—	13,577	(5,526)	8,051
Cash and cash equivalents at beginning of period	—	—	20,465	14,490	34,955
Cash and cash equivalents at end of period	$—	$—	$34,042	$8,964	$43,006

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the period February 11, 2011 to September 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$756	$(543)	$13,354	$13,567
Cash flows from investing activities
Capital expenditures	—	—	(4,029)	(889)	(4,918)
Acquisition	—	(370,490)	—	—	(370,490)
Payment of patent application fees	—	—	(4)	—	(4)
Net cash used in investing activities	—	(370,490)	(4,033)	(889)	(375,412)
Cash flows from financing activities
Equity investment, net	197,144	—	—	—	197,144
Proceeds from issuance of Successor’s senior subordinated notes	—	208,550	—	—	208,550
Borrowings under Successor’s term loan facility	—	143,815	—	—	143,815
Debt issue costs	—	(3,453)	—	—	(3,453)
Redemption and repurchase of Predecessor’s senior subordinated notes and floating rate notes	—	(12,000)	(117,000)	—	(129,000)
Repayment of borrowings under Predecessor’s term loan facility	—	—	(66,000)	—	(66,000)
Repayment of borrowings under Successor’s term loan facility	—	(1,125)	—	—	(1,125)
Intercompany financing activity	(197,144)	33,893	163,251	—	—
Net cash provided by (used in) financing activities	—	369,680	(19,749)	—	349,931
Net decrease in cash and cash equivalents	—	(54)	(24,325)	12,465	(11,914)
Cash and cash equivalents at beginning of period	—	54	44,790	2,025	46,869
Cash and cash equivalents at end of period	$—	$—	$20,465	$14,490	$34,955

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL HOLDING CORP.

Dated:	December 6, 2012	/s/ O. JOE CALDARELLI
O. Joe Caldarelli
Chief Executive Officer

Dated:	December 6, 2012	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ O. JOE CALDARELLI O. Joe Caldarelli	Chief Executive Officer and Director (Principal Executive Officer)	December 6, 2012

ROBERT A. FICKETT* Robert A. Fickett	President, Chief Operating Officer and Director	December 6, 2012

/s/ JOEL A. LITTMAN Joel A. Littman	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 6, 2012

HUGH D. EVANS* Hugh D. Evans	Chairman of the Board of Directors	December 6, 2012

RAMZI M. MUSALLAM* Ramzi M. Musallam	Director	December 6, 2012

JEFFREY P. KELLY* Jeffrey P. Kelly	Director	December 6, 2012

BENJAMIN M. POLK* Benjamin M. Polk	Director	December 6, 2012

MICHAEL J. MEEHAN* Michael J. Meehan	Director	December 6, 2012

Adm LEIGHTON W. SMITH, JR.* Admiral Leighton W. Smith, Jr.	Director	December 6, 2012

*By:	/s/ JOEL A. LITTMAN Joel A. Littman Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger, dated as of November 24, 2010, by and among Catalyst Holdings, Inc., Catalyst Acquisition, Inc. and CPI International, Inc.	Predecessor’s Form 8-K, filed on November 29, 2010.
3.1	Certificate of Incorporation of CPI International, Inc.	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.2	Amended and Restated By-laws of CPI International, Inc.	Filed herewith
3.3	Certificate of Incorporation of CPI International Holding Corp.	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.4	Amended and Restated By-laws of CPI International Holding Corp.	Filed herewith
3.5	Certificate of Incorporation of Communications & Power Industries International Inc.	CPI’s Registration Statement on Form S-4 (Registration No. 333-113867), filed on March 23, 2004.
3.6	By-laws of Communications & Power Industries International Inc.	CPI’s Registration Statement on Form S-4 (Registration No. 333-113867), filed on March 23, 2004.
3.7	Restated Certificate of Incorporation of Communications & Power Industries Asia Inc.	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.8	By-laws of Communications & Power Industries Asia Inc.	CPI’s Registration Statement on Form S-4 (Registration No. 333-113867), filed on March 23, 2004.
3.9	Restated Articles of Incorporation of CPI Econco Division	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.10	Restated By-laws of CPI Econco Division	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.11	Restated Articles of Incorporation of CPI Malibu Division	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.12	Restated By-laws of CPI Malibu Division	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.13	Certificate of Conversion from a Corporation to a Limited Liability Company of Communications & Power Industries LLC	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.14	Certificate of Formation of Communications & Power Industries LLC	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.15	Limited Liability Company Agreement of Communications & Power Industries LLC	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.16	Certificate of Conversion from a Corporation to a Limited Liability Company of CPI Subsidiary Holdings LLC	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.17	Certificate of Formation of CPI Subsidiary Holdings LLC	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.

Exhibit Number	Exhibit Description	Incorporated by Reference to:
3.18	Limited Liability Company Agreement of CPI Subsidiary Holdings LLC	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.1	Indenture, dated as of February 11, 2011 by and among, CPI International, Inc., CPI International Holding Corp. and The Bank of New York Mellon Trust Company, N.A.	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.2
Supplemental Indenture, dated as of February 11, 2011, by and among, CPI International, Inc., CPI International Holding Corp., Communications & Power Industries LLC, CPI Subsidiary Holdings LLC, Communications & Power Industries International Inc., Communications & Power Industries Asia Inc., CPI Econco Division, CPI Malibu Division and The Bank of New York Mellon Trust Company, N.A.
CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.3
Registration Rights Agreement, relating to the 8.00% Senior Notes due 2018, dated as of February 11, 2011, by and among, CPI International Acquisition, Inc., the guarantors named therein, UBS Securities LLC and KKR Capital Markets LLC
CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.4
Joinder Agreement, dated as of February 11, 2011, by and among, Communications & Power Industries LLC, CPI Subsidiary Holdings LLC, Communications & Power Industries International Inc., Communications & Power Industries Asia Inc., CPI Econco Division and CPI Malibu Division
CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.5	Form of 8.00% Senior Note due 2018 (included as part of Exhibit 4.1).	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
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
CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
10.2	Advisory Agreement, dated as of February 11, 2011, between CPI International, Inc. and Veritas Capital Fund Management, L.L.C.	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
10.3	Cross License Agreement, dated as of August 10, 1995, between CPI and Varian Associates	CPI’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.4
Agreement of Purchase and Sale (San Carlos Property), dated February 7, 2003, by and between CPI (as successor to Holding) and Palo Alto Medical Foundation; Seventh Amendment, dated November 12, 2003; and Ninth Amendment, dated June 16, 2004
Predecessor’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.
10.5	Agreement re: Environmental Matters, dated June 18, 2004, by and between 301 Holding LLC, CPI, Varian Medical Systems, Inc. and Palo Alto Medical Foundation	Predecessor’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.
10.6
Assignment and Assumption of Lessee’s Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto), dated as of August 10, 1995, by and among Varian Realty Inc., Varian Associates and CPI
CPI’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.7	Fourth Amendment of Lease, dated December 15, 2000, by and between The Board of Trustees of the Leland Stanford Junior University and CPI	CPI’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000 (File No. 033-96858).

Exhibit Number	Exhibit Description	Incorporated by Reference to:
10.8	Sublease (Unit 8, Palo Alto), dated as of August 10, 1995, by and between Varian Realty Inc. and CPI	CPI’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.9	Sublease (Building 4, Palo Alto), dated as of August 10, 1995, by and between CPI, as Sublessee, Varian, as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor	CPI’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.10	First Amendment to Sublease, Subordination, Non-Disturbance and Attornment Agreement, dated as of April 2, 1999, by and among Varian, Inc., CPI, Varian, and Varian Realty Inc.	Predecessor’s Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005.
10.11	Second Amendment to Sublease, dated as of April 28, 2000, by and between Varian, Inc. and CPI	Predecessor’s Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005.
10.12	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O. Joe Caldarelli) effective January 1, 2002	CPI’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.
10.13	First Amendment and Restatement of the CPI Non-Qualified Deferred Compensation Plan effective as of December 1, 2004	Predecessor’s Form 10-Q filed on February 6, 2008.
10.14	Employment Agreement, dated as of April 27, 2006, by and between Communications & Power Industries Canada Inc. and O. Joe Caldarelli	Predecessor’s Form 10-Q filed on May 15, 2006
10.15	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Robert A. Fickett	Predecessor’s Form 10-Q filed on February 6, 2008.
10.16	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Joel A. Littman	Predecessor’s Form 10-Q filed on February 6, 2008.
10.17	Employment Agreement, dated November 2, 2002, by and between CPI and Don Coleman	CPI’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.
10.18	Form of Indemnification Agreement	Predecessor’s Registration Statement on Form S-1/A filed on April 11, 2006 (Commission File No. 333-130662)
10.19	Employment Agreement, dated June 27, 2000, by and between CPI and John R. Beighley	Predecessor’s Form 10-Q filed on February 12, 2007.
10.2	Employment Agreement, dated June 21, 2004, by and between CPI and Andrew Tafler	Predecessor’s Form 10-K filed on December 15, 2008.
10.21	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 8, 2011, by and between CPI and Robert A. Fickett	CPII’s Registration Statement on Form S-4/A (Registration No. 333-173372), filed on June 21, 2011.
10.22	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 8, 2011, by and between CPI and Joel A. Littman	CPII’s Registration Statement on Form S-4/A (Registration No. 333-173372), filed on June 21, 2011.
10.23	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and O. Joe Caldarelli	Successor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
10.24	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and Robert A. Fickett	Successor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
10.25	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and Joel A. Littman	Successor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21.1	List of Subsidiaries	Filed herewith
24.1	Power of Attorney of the Board of Directors and Officers	Filed herewith

Exhibit Number	Exhibit Description	Incorporated by Reference to:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith