Form 10-Q
period 2012-12-28
CPI International Holding Corp.
filed 2013-02-05
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2012
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
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of February 5, 2013, 1,000 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

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

The information in this report is not a complete description of our business or the risks and uncertainties associated with an investment in our securities. Prospective investors should carefully consider the various risks and uncertainties that impact our business and the other information in this report and in our filings with the SEC before deciding to invest in our securities or to maintain or increase such investment.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	December 28, 2012	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$50,548	$43,006
Restricted cash	1,964	1,926
Accounts receivable, net	43,315	51,076
Inventories	91,400	83,937
Deferred tax assets	14,184	14,186
Prepaid and other current assets	9,313	10,400
Total current assets	210,724	204,531
Property, plant, and equipment, net	80,274	81,601
Deferred debt issue costs, net	11,397	11,954
Intangible assets, net	245,904	248,877
Goodwill	178,934	178,934
Other long-term assets	1,103	1,105
Total assets	$728,336	$727,002

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$—	$3,200
Accounts payable	28,253	26,331
Accrued expenses	30,722	26,707
Product warranty	3,857	4,066
Income taxes payable	3,535	2,852
Advance payments from customers	11,734	14,434
Total current liabilities	78,101	77,590
Deferred income taxes	88,393	88,879
Long-term debt, less current portion	358,643	358,613
Other long-term liabilities	5,744	5,704
Total liabilities	530,881	530,786
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	198,816	198,565
Accumulated other comprehensive (loss) income	(14)	449
Accumulated deficit	(1,347)	(2,798)
Total stockholders’ equity	197,455	196,216
Total liabilities and stockholders’ equity	$728,336	$727,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands – unaudited)

	Three Months Ended
	December 28, 2012	December 30, 2011
Sales	$97,561	$92,981
Cost of sales, including $261 of utilization of net increase in cost basis of inventory due to purchase accounting for the three months ended December 28, 2012	70,603	68,610
Gross profit	26,958	24,371
Operating costs and expenses:
Research and development	3,368	3,388
Selling and marketing	5,379	5,441
General and administrative	6,167	6,152
Amortization of acquisition-related intangible assets	2,730	4,855
Total operating costs and expenses	17,644	19,836
Operating income	9,314	4,535
Interest expense, net	6,861	6,826
Income (loss) before income taxes	2,453	(2,291)
Income tax expense (benefit)	1,002	(652)
Net income (loss)	1,451	(1,639)

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on cash flow hedges, net of tax	(463)	465
Total other comprehensive (loss) income, net of tax	(463)	465
Comprehensive income (loss)	$988	$(1,174)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Three Months Ended
	December 28, 2012	December 30, 2011
Cash flows from operating activities
Net cash provided by operating activities	$12,345	$6,136

Cash flows from investing activities
Capital expenditures	(1,603)	(1,783)
Net cash used in investing activities	(1,603)	(1,783)

Cash flows from financing activities
Repayment of borrowings under CPII’s term loan facility	(3,200)	(375)
Net cash used in financing activities	(3,200)	(375)

Net increase in cash and cash equivalents	7,542	3,978
Cash and cash equivalents at beginning of period	43,006	34,955
Cash and cash equivalents at end of period	$50,548	$38,933

Supplemental cash flow disclosures
Cash paid for interest	$1,979	$2,064
Cash paid for income taxes, net of refunds	$178	$815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands)

1.	The Company and a Summary of its Significant Accounting Policies

The Company

Unless the context requires otherwise, (i) “Holding LLC” refers to CPI International Holding LLC, (ii) “CPI International” refers to the issuer, CPI International Holding Corp., and (iii) “CPII” means CPI International, Inc. Holding LLC owns all of the outstanding common stock of CPI International, which in turn owns all of the outstanding common stock of CPII, which in turn owns all of the outstanding equity interests of Communications & Power Industries LLC (“CPI”) and Communications & Power Industries Canada Inc. (“CPI Canada”), CPI International’s main operating subsidiaries. The term “the Company” refers to CPI International and its direct and indirect subsidiaries on a consolidated basis. The Veritas Capital Fund IV, L.P. (“Veritas Capital”) and its affiliates and certain members of CPII’s management beneficially own shares of CPI International’s common stock indirectly through their holdings in Holding LLC. Holding LLC, CPI International and CPII are holding companies with no material assets or operations other than their respective direct or indirect equity interests in CPI and CPI Canada and activities related thereto.
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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2013 and 2012 comprise the 52-week periods ending September 27, 2013 and September 28, 2012, respectively. The first quarters of both fiscal years 2013 and 2012 include 13 weeks. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of December 28, 2012 and for the first quarter of fiscal years 2013 and 2012 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet as of September 28, 2012 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended December 28, 2012 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated in consolidation.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; inventory and inventory valuation; business combinations; recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; and recognition and measurement of current and deferred income tax assets and liabilities. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2.	Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” intended to simplify how an entity tests goodwill for impairment. ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment will determine whether a quantitative impairment test must be performed. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption was permitted. The Company will adopt ASU 2011-08 in connection with its annual goodwill impairment test in the fourth quarter of fiscal year 2013. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 amends the guidance in Accounting Standards Codification (“ASC”) 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The Company will adopt ASU 2012-02 in connection with its annual indefinite-lived intangible assets impairment test in the fourth quarter of fiscal year 2013. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

3.	Supplemental Financial Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts as follows:

	December 28, 2012	September 28, 2012
Accounts receivable	$43,319	$51,079
Less: Allowance for doubtful accounts	(4)	(3)
Accounts receivable, net	$43,315	$51,076

Inventories: The following table provides details of inventories:

	December 28, 2012	September 28, 2012
Raw material and parts	$52,760	$49,250
Work in process	26,456	26,425
Finished goods	12,184	8,262
	$91,400	$83,937

Reserve for loss contracts: The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Three Months Ended
	December 28, 2012	December 30, 2011
Balance at beginning of period	$6,951	$5,667
Provision for loss contracts, charged to cost of sales	827	1,230
Credit to cost of sales upon revenue recognition	(114)	(534)
Balance at end of period	$7,664	$6,363

Reserve for loss contracts are reported in the condensed consolidated balance sheet in the following accounts:

	December 28, 2012	December 30, 2011
Inventories	$6,312	$4,352
Accrued expenses	1,352	2,011
	$7,664	$6,363

Product Warranty: The following table summarizes the activity related to product warranty:

	Three Months Ended
	December 28, 2012	December 30, 2011
Beginning accrued warranty	$4,066	$5,607
Actual costs of warranty claims	(1,239)	(1,296)
Estimates for product warranty, charged to cost of sales	1,030	1,275
Ending accrued warranty	$3,857	$5,586

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Other Comprehensive (Loss) Income: The following table summarizes the activity related to other comprehensive (loss) income during the periods presented:

	Three Months Ended
	December 28, 2012	December 30, 2011
Cash flow hedges:
Unrealized (loss) gain arising during period	$(490)	$613
Reclassification adjustment for (losses) gains realized in net income	(133)	11
Income tax benefit (expense)	160	(159)
Net unrealized (loss) gain on cash flow hedges	(463)	465

Other comprehensive (loss) income	$(463)	$465

Accumulated Other Comprehensive (Loss) Income: The following table provides the components of accumulated other comprehensive loss (income) in the condensed consolidated balance sheets:

	December 28, 2012	September 28, 2012
Unrealized gain on cash flow hedges, net of tax of $108 and $268, respectively	$324	$787
Unrealized actuarial loss and prior service credit for pension liability, net of tax of $114 and $114, respectively	(338)	(338)
Accumulated other comprehensive (loss) income	$(14)	$449

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

4.	Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities, derivative instruments and contingent consideration. The following tables set forth financial instruments carried at fair value by level of fair value hierarchy:

		Fair Value Measurements at December 28, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$41,511	$41,511	$—	$—
Mutual funds[2]	213	213	—	—
Foreign exchange forward derivatives[3]	552	—	552	—
Total assets at fair value	$42,276	$41,724	$552	—

Liabilities:
Foreign exchange forward derivatives[4]	$138	$—	$138	$—
Contingent consideration liability[5]	56	—	—	56
Total liabilities at fair value	$194	$—	$138	$56

[1] The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
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
[5] The contingent consideration liability is classified as part of other long-term liabilities in the condensed consolidated balance sheet.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

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

[1] The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
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
[5] The contingent consideration liability is classified as part of other long-term liabilities in the condensed consolidated balance sheet.

See Note 6 for information regarding the Company’s derivative instruments.

Contingent Consideration

In connection with, and as part of the consideration for, the acquisition in June 2012 of Codan Satcom business from Codan Limited, an Australian-based public company, the Company may make a maximum of $4.5 million in potential additional payments if certain revenue targets are achieved over the two years following the acquisition. These potential earn-out payments are considered contingent consideration. The contingent consideration is measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. The fair value of the contingent consideration is based on a probabilistic calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflect market participant assumptions.

The changes in fair value of the contingent consideration that do not relate to the initial recognition of the liability as of the acquisition date are recognized in earnings. As of December 28, 2012, the range of outcomes and the assumptions used to develop the estimates for calculating the fair value of the contingent consideration had not changed. As a result, there was no material change in the fair value of contingent consideration at December 28, 2012 compared to the fair value estimated at September 28, 2012.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The fair values of the Company’s long-term debt were estimated based on Level 1 inputs using quoted market prices. The estimated fair value of the Company’s long-term debt as of December 28, 2012 and September 28, 2012 was $355.0 million and $352.3 million, respectively, compared to the carrying value of $358.6 million and $361.8 million, respectively.

5.	Long-term Debt

Long-term debt comprises the following:

	December 28, 2012	September 28, 2012
Term loan, net of issue discount of $532 and $562	$143,643	$146,813
8% Senior notes due 2018	215,000	215,000
	358,643	361,813
Less: Current portion	—	3,200
Long-term portion	$358,643	$358,613

Standby letters of credit	$4,530	$4,753

Senior Secured Credit Facilities. In February 2011, CPII entered into the Senior Secured Credit Facilities consisting of (i) a $150.0 million six-year term loan facility; and (ii) a $30.0 million, five-year revolving credit facility. CPII immediately borrowed the full amount of the term loan facility thereunder, and the revolving credit facility was undrawn at December 28, 2012 (other than for approximately $4.5 million of outstanding letters of credit). CPII has the option to increase the amount available under the Senior Secured Credit Facilities by up to an aggregate of $50.0 million on an uncommitted basis.

Borrowings under the term loan facility and the revolving credit facility bear interest, at CPII’s option, at a rate equal to a margin over either (a) a base rate or (b) a LIBOR rate. As of December 28, 2012, the variable interest rate on the term loan was 5.0%. The Senior Secured Credit Facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

The prepayment requirement under the Senior Secured Credit Facilities is calculated based on a percentage of “excess cash flow” (“ECF”) as defined in the credit agreement governing the Senior Secured Credit Facilities. The ECF mandatory prepayment is required to be made within five business days of issuing the year-end consolidated financial statements. Based on the results for fiscal year 2012, CPII made a prepayment of $3.2 million during the first quarter of fiscal year 2013.

8.00% Senior Notes due 2018. In February 2011, CPII issued an aggregate of $215 million of 8.00% Senior Notes due 2018 (the “8% Notes”). The outstanding notes are CPII’s senior unsecured obligations. The Parent and each of CPII’s existing and future restricted subsidiaries (as defined in the indenture governing the 8% Notes) guarantee the 8% Notes on a senior unsecured basis. The 8% Notes bear interest at the rate of 8.0% per year. Interest is payable in cash. The indenture governing the 8% Notes limits, subject to certain exceptions, CPII and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock; pay dividends and make other restricted payments; make certain investments; sell assets; create liens; consolidate, merge or sell all or substantially all of CPII’s assets; enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

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

Debt Maturities:    As of December 28, 2012, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Notes	Total
2013 (remaining nine months)	$—	$—	$—
2014	—	—	—
2015	1,420	—	1,420
2016	1,420	—	1,420
2017	141,335	—	141,335
Thereafter	—	215,000	215,000
	$144,175	$215,000	$359,175

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates. The table also reflects the remaining mandatory quarterly repayments, as adjusted as a result of the ECF prepayment made under the Senior Credit Facilities in the first quarter of fiscal year 2013. The above table does not reflect future ECF or other optional prepayments, if any, that may be required under the Senior Credit Facilities.

As of December 28, 2012, the Company was in compliance with the covenants under the agreements governing the Senior Secured Credit Facilities and the indentures governing the 8% Notes.

Deferred Debt Issuance Costs

CPII incurred a total of $15.3 million of debt issuance costs and issue discount, including those netted against the debt proceeds, associated with the Senior Credit Facilities and 8% Notes. As of December 28, 2012, the unamortized deferred debt issuance costs related to the Company’s new debt were $11.4 million, net of $3.9 million accumulated amortization. As of September 28, 2012, the unamortized deferred debt issuance costs related to the Company’s new debt were $12.0 million, net of $3.4 million accumulated amortization.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

6.	Derivative Instruments and Hedging Activities

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

The Company’s Canadian dollar forward contracts in effect as of December 28, 2012 have durations of six to 16 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. At December 28, 2012, the unrealized gain, net of tax of $0.1 million, was $0.3 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). No ineffective amounts were recognized due to hedge ineffectiveness in the first quarter of fiscal years 2013 and 2012.

As of December 28, 2012, the Company had entered into Canadian dollar forward contracts for approximately $32.5 million (Canadian dollars), or approximately 79% of estimated Canadian dollar denominated expenses for January 2013 through September 2013, at an average rate of approximately 0.99 U.S. dollars to one Canadian dollar.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at December 28, 2012 and September 28, 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 28, 2012	September 28, 2012	Balance Sheet Location	December 28, 2012	September 28, 2012
Derivatives designated as hedging instruments
Forward contracts	Prepaid and other current assets	$552	$1,067	Accrued expenses	138	36
Total derivatives designated as hedging instruments		$552	$1,067		$138	$36

As of December 28, 2012 and September 28, 2012, all of the Company’s derivative instruments were classified as hedging instruments.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of comprehensive income (loss) for the periods of fiscal years 2013 and 2012 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended
	December 28, 2012	December 30, 2011
Forward contracts	$(490)	613
Total	$(490)	$613

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended
		December 28, 2012	December 30, 2011
Forward contracts	Cost of sales	$119	31
	Research and development	7	(21)
	Selling and marketing	3	(9)
	General and administrative	4	(12)
Total		$133	$(11)

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)
		Three Months Ended
		December 28, 2012	December 30, 2011
Forward contracts	General and administrative(a)	$82	(8)
Total		$82	$(8)

(a) The amounts recognized in income during the first quarter of fiscal years 2013 and 2012 represent an $82 gain and an $8 loss, respectively, related to the amount excluded from the assessment of hedge effectiveness.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

7.	Contingencies

From time to time, the Company may be subject to claims that arise in the ordinary course of business. Except as noted below, in the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows if unfavorably resolved.

During the fourth quarter of fiscal year 2011, the Company received a notice from a customer terminating a portion of a sales contract due to alleged nonperformance. The Company has reached a settlement agreement with its customer resolving this matter. In April 2012, the Company’s partner initiated a legal proceeding against the Company in the Commercial Court of Aix-en-Provence, France, claiming damages of approximately $3.7 million (based on an exchange rate of 1.32 U.S. dollars to one Euro as of December 28, 2012). The Company is vigorously contesting the claims made in this proceeding. The Company recorded certain costs in the fourth quarter of fiscal year 2011 as a result of the termination; however, at this time, the Company cannot estimate the range of any further possible loss or gain with respect to this matter.

In fiscal year 2011, the Company submitted a voluntary self-disclosure to the U.S. Office of Foreign Assets Control (“OFAC”) regarding assistance provided by the Swiss branch office of one of its U.S. subsidiaries with respect to sales of medical x-ray equipment by its Canadian subsidiary to distributors for resale to end-users in Iran, which is subject to U.S. trade sanctions. Since the initial voluntary self-disclosure, there have been requests by OFAC for additional information, which the Company has provided. In the second quarter of fiscal year 2012, the Company was notified by OFAC that it had determined a penalty was appropriate for these matters and was asked if the Company was interested in settling the matter rather than going through a more formal adjudicative process. The Company notified OFAC it would like to go through the settlement process. In response to a request from OFAC, the Company has entered into a tolling agreement extending the statute of limitations for this matter. However, at this time, the Company cannot predict when the settlement process will be resolved. The Company is not able to assess the range of any potential loss with respect to this matter; however, it does not believe the potential loss will have a material adverse effect on the Company’s results of operations and cash flows.

8.	Income Taxes

The condensed consolidated statements of comprehensive income (loss) reflect the following income tax expense (benefit):

	Three Months Ended
	December 28, 2012	December 30, 2011
Income (loss) before income taxes	$2,453	$(2,291)
Income tax expense (benefit)	$1,002	$(652)
Effective income tax rate	40.8%	28.5%

The Company’s 40.8% and 28.5% effective tax rate for the first quarters of fiscal year 2013 and 2012, respectively, differ from the federal statutory rate of 35% primarily due to foreign earnings that are subject to U.S. federal income tax, the domestic manufacturing deduction, state income taxes, non-deductible stock compensation expense, and tax contingency reserves. In addition, the Company’s effective tax rate for the first quarter of fiscal year 2012 includes a discrete tax charge of $0.2 million for an adjustment to deferred taxes on the undistributed earnings for the Company’s Canadian subsidiary.
As a result of the enactment of the American Taxpayer Relief Act of 2012 (“the Act”) on January 2, 2013, the Company will record a research credit tax benefit for fiscal year 2013 and a discrete tax benefit of approximately $0.1 million for fiscal year 2012 in the second quarter of fiscal year 2013.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. The Company is no longer subject to examination by the various taxing authorities, with the exception of Canada, for fiscal years prior to 2007. The Company’s Canadian subsidiary is no longer subject to examination by the taxing authorities for fiscal years prior to 2003. The Company has income tax audits in progress in several jurisdictions in which it operates, including an audit by the Canada Revenue Agency for fiscal years 2010 and 2011.

The total liability for gross unrecognized tax benefits of $7.0 million at December 28, 2012 and September 28, 2012 comprised unrecognized tax benefits of $5.7 million and interest and penalties of $1.3 million. The total liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The $1.3 million balance of interest and penalties was increased by $37,000 during the first quarter of fiscal year 2013. Our policy is to classify interest, foreign exchange rate changes and penalties, if any, on unrecognized tax benefits as components of income tax expense.

9.	Segments, Geographic and Customer Information

The Company’s reportable segments are electron devices and satcom equipment. The electron devices segment develops, manufactures and distributes high-power/high-frequency microwave and radio frequency ("RF") signal components. The satcom equipment segment manufactures and supplies high-power amplifiers and networks for satellite communication uplink, electronic warfare and industrial applications. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company’s chief operating decision maker (“CODM”), its chief executive officer, and is based on the nature of the Company’s operations and products offered to customers.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended
	December 28, 2012	December 30, 2011
Sales from external customers
Electron devices	$72,335	$67,567
Satcom equipment	20,604	20,950
Other	4,622	4,464
	$97,561	$92,981
Intersegment product transfers
Electron devices	$5,468	$4,067
Satcom equipment	33	—
	$5,501	$4,067
Capital expenditures
Electron devices	$1,359	$1,139
Satcom equipment	37	312
Other	207	332
	$1,603	$1,783
EBITDA
Electron devices	$15,316	$13,621
Satcom equipment	2,927	1,399
Other	(3,044)	(2,925)
	$15,199	$12,095

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
(All tabular dollar amounts in thousands)

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

	Three Months Ended
	December 28, 2012	December 30, 2011
Operating income
Electron devices	$13,185	$11,829
Satcom equipment	2,656	1,160
Other	(6,527)	(8,454)
	$9,314	$4,535

The following table reconciles net income to EBITDA:

	Three Months Ended
	December 28, 2012	December 30, 2011
Net income (loss)	$1,451	$(1,639)
Depreciation and amortization	5,885	7,560
Interest expense, net	6,861	6,826
Income tax expense (benefit)	1,002	(652)
EBITDA	$15,199	$12,095

10.Supplemental Guarantors Condensed Consolidating Financial Information

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 28, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$43,381	$7,167	$—	$50,548
Restricted cash	—	—	1,859	105	—	1,964
Accounts receivable, net	—	—	28,434	14,881	—	43,315
Inventories	—	—	62,497	29,946	(1,043)	91,400
Deferred tax assets	—	—	13,968	216	—	14,184
Intercompany receivable	—	—	65,007	29,209	(94,216)	—
Prepaid and other current assets	1	13	6,503	2,400	396	9,313
Total current assets	1	13	221,649	83,924	(94,863)	210,724
Property, plant and equipment, net	—	—	63,131	17,143	—	80,274
Deferred debt issue costs, net	—	11,397	—	—	—	11,397
Intangible assets, net	—	—	159,659	86,245	—	245,904
Goodwill	—	—	91,123	87,811	—	178,934
Other long-term assets	—	—	989	114	—	1,103
Investment in subsidiaries	197,949	572,956	14,926	—	(785,831)	—
Total assets	$197,950	$584,366	$551,477	$275,237	$(880,694)	$728,336
Liabilities and stockholders’ equity
Accounts payable	$—	$—	$12,381	$15,872	$—	$28,253
Accrued expenses	495	6,446	16,177	7,603	1	30,722
Product warranty	—	—	2,222	1,635	—	3,857
Income taxes payable	—	—	702	2,833	—	3,535
Advance payments from customers	—	—	8,422	3,312	—	11,734
Intercompany payable	—	1,401	23,254	—	(24,655)	—
Total current liabilities	495	7,847	63,158	31,255	(24,654)	78,101
Deferred income taxes	—	—	65,079	23,314	—	88,393
Long-term debt, less current portion	—	358,643	—	—	—	358,643
Other long-term liabilities	—	—	4,764	980	—	5,744
Total liabilities	495	366,490	133,001	55,549	(24,654)	530,881
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	377,193	210,156	(798,449)	—
Equity investment in subsidiary	(14)	(14)	9,359	—	(9,331)	—
Additional paid-in capital	198,816	—	—	—	—	198,816
Accumulated other comprehensive loss	—	—	—	(14)	—	(14)
(Accumulated deficit) retained earnings	(1,347)	6,790	31,924	9,546	(48,260)	(1,347)
Total stockholders’ equity	197,455	217,876	418,476	219,688	(856,040)	197,455
Total liabilities and stockholders’ equity	$197,950	$584,366	$551,477	$275,237	$(880,694)	$728,336

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended December 28, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$72,156	$41,891	$(16,486)	$97,561
Cost of sales	—	—	55,247	31,549	(16,193)	70,603
Gross profit	—	—	16,909	10,342	(293)	26,958
Operating costs and expenses:
Research and development	—	—	1,119	2,249	—	3,368
Selling and marketing	—	—	2,828	2,551	—	5,379
General and administrative	492	158	4,225	1,292	—	6,167
Amortization of acquisition-related intangible assets	—	—	1,725	1,005	—	2,730
Total operating costs and expenses	492	158	9,897	7,097	—	17,644
Operating (loss) income	(492)	(158)	7,012	3,245	(293)	9,314
Interest expense (income), net	—	6,854	(1)	8	—	6,861
(Loss) income before income tax expense and equity in income of subsidiaries	(492)	(7,012)	7,013	3,237	(293)	2,453
Income tax (benefit) expense	(187)	(2,629)	3,833	96	(111)	1,002
Equity in income of subsidiaries	1,756	6,139	57	—	(7,952)	—
Net income	1,451	1,756	3,237	3,141	(8,134)	1,451
Equity in other comprehensive loss of subsidiaries, net of tax	(463)	(463)	—	—	926	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(463)	—	(463)
Total other comprehensive loss, net of tax	—	—	—	(463)	—	(463)
Comprehensive income	$988	$1,293	$3,237	$2,678	$(7,208)	$988

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$68,902	$40,492	$(16,413)	$92,981
Cost of sales	—	—	53,266	31,914	(16,570)	68,610
Gross profit	—	—	15,636	8,578	157	24,371
Operating costs and expenses:
Research and development	—	—	1,147	2,241	—	3,388
Selling and marketing	—	—	3,118	2,323	—	5,441
General and administrative	426	(12)	4,255	1,483	—	6,152
Amortization of acquisition-related intangible assets	—	—	2,619	2,236	—	4,855
Total operating costs and expenses	426	(12)	11,139	8,283	—	19,836
Operating (loss) income	(426)	12	4,497	295	157	4,535
Interest expense (income), net	—	6,829	—	(3)	—	6,826
(Loss) income before income tax expense and equity in income of subsidiaries	(426)	(6,817)	4,497	298	157	(2,291)
Income tax (benefit) expense	(172)	(2,591)	2,139	(87)	59	(652)
Equity in income of subsidiaries	(1,385)	2,841	131	—	(1,587)	—
Net (loss) income	(1,639)	(1,385)	2,489	385	(1,489)	(1,639)
Equity in other comprehensive income of subsidiaries, net of tax	465	465			(930)	—
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax				465		465
Total other comprehensive income, net of tax	—	—	—	465	—	465
Comprehensive (loss) income	$(1,174)	$(920)	$2,489	$850	$(2,419)	$(1,174)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 28, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$—	$13,668	$(1,323)	$12,345
Cash flows from investing activities
Capital expenditures	—	—	(1,129)	(474)	(1,603)
Net cash used in investing activities	—	—	(1,129)	(474)	(1,603)
Cash flows from financing activities
Proceed from (payment of) intercompany funding for debt repayment	—	3,200	(3,200)	—	—
Repayment of borrowings under CPII’s term loan facility	—	(3,200)	—	—	(3,200)
Net cash used in financing activities	—	—	(3,200)	—	(3,200)
Net increase (decrease) in cash and cash equivalents	—	—	9,339	(1,797)	7,542
Cash and cash equivalents at beginning of period	—	—	34,042	8,964	43,006
Cash and cash equivalents at end of period	$—	$—	$43,381	$7,167	$50,548

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$—	$6,687	$(551)	$6,136
Cash flows from investing activities
Capital expenditures	—	—	(1,457)	(326)	(1,783)
Net cash used in investing activities	—	—	(1,457)	(326)	(1,783)
Cash flows from financing activities
Proceed from (payment of) intercompany funding for debt repayment	—	375	(375)	—	—
Repayment of borrowings under CPII’s term loan facility	—	(375)	—	—	(375)
Net cash used in financing activities	—	—	(375)	—	(375)
Net increase (decrease) in cash and cash equivalents	—	—	4,855	(877)	3,978
Cash and cash equivalents at beginning of period	—	—	20,465	14,490	34,955
Cash and cash equivalents at end of period	$—	$—	$25,320	$13,613	$38,933

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2013 and 2012 comprise the 52-week periods ending September 27, 2013 and September 28, 2012, respectively. The first quarters of both fiscal years 2013 and 2012 include 13 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

Overview

CPI International Holding Corp., headquartered in Palo Alto, California, is the parent company of CPI International, Inc. (“CPII”), which in turn is a parent company of Communications & Power Industries LLC (“CPI”), a provider of microwave, radio frequency (“RF”), power and control solutions for critical defense, communications, medical, scientific and other applications. CPI develops, manufactures and distributes products used to generate, amplify, transmit and receive high-power/high-frequency microwave and RF signals and/or provide power and control for various applications. End-use applications of these systems include the transmission of radar signals for navigation and location; transmission of deception signals for electronic countermeasures; transmission and amplification of voice, data and video signals for broadcasting, Internet and other types of commercial and military communications; providing power and control for medical diagnostic imaging; and generating microwave energy for radiation therapy in the treatment of cancer and for various industrial and scientific applications.

On June 30, 2012, we completed our acquisition of the Codan Satcom business from Codan Limited, an Australian-based public company, for a payment of approximately $7.5 million in cash, subject to customary working capital adjustments, and a maximum of $4.5 million in potential additional payments if certain revenue targets are achieved over the two years following the acquisition. The acquisition was funded entirely from our cash on hand. Codan Satcom designs and manufactures solid-state RF subsystems for satellite communications services to commercial and government customers. The acquisition of Codan Satcom expands our portfolio of solid-state and satellite communications products and enables us to offer customers the most complete line of satellite communications amplifiers, operating at all satellite uplink frequencies and power levels, in the industry.

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

Our orders by market for the first quarter of fiscal years 2013 and 2012 are summarized as follows (dollars in millions):

	Three Months Ended
	December 28, 2012		December 30, 2011		Increase (Decrease)
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$55.3	40%	$49.9	51%	$5.4	11%
Medical	14.9	11	12.7	13	2.2	17
Communications	59.1	43	25.3	26	33.8	134
Industrial	5.6	4	5.1	5	0.5	10
Scientific	3.0	2	4.6	5	(1.6)	(35)
Total	$137.9	100%	$97.6	100%	$40.3	41%

Orders of $137.9 million for the first quarter of fiscal year 2013 were $40.3 million, or approximately 41%, higher than orders of $97.6 million for the first quarter of fiscal year 2012. Explanations for the order increase or decrease by market for the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are primarily comprised of many smaller orders of less than $3.0 million by product or program, and the timing of these orders may vary from year to year. On a combined basis, orders for the radar and electronic warfare markets increased 11% from an aggregate of $49.9 million in the first quarter of fiscal year 2012 to an aggregate of $55.3 million in the first quarter of fiscal year 2013. The increase in orders for these combined markets resulted primarily from increased demand for products to support various U.S. and foreign military radar systems and a U.S. military electronic warfare system.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and other applications, and for radiation therapy applications for the treatment of cancer. The 17% increase in medical orders resulted from an increase in demand from North American and European customers for products to support x-ray imaging applications.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 134% increase in communications orders was primarily the result of one large order for military communications applications, specifically for advanced tactical common data link (“TCDL”) antenna products to support intelligence, surveillance and reconnaissance (“ISR”) applications, for which we expect to make shipments in fiscal years 2013, 2014 and 2015. Our communications orders in the first quarter of fiscal year 2013 also included approximately $5 million in orders for products from the Codan Satcom business acquired in the fourth quarter of fiscal year 2012.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $0.5 million increase in industrial orders was due primarily to an increase in demand for products to support electronic testing applications, partially offset by a decrease in demand for products used in cargo screening applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.6 million decrease in scientific orders was primarily the result of the expected non-recurrence of orders to support certain accelerator programs in North America, and was partially offset by an increase in orders to support certain foreign accelerator programs.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of December 28, 2012, we had an order backlog of $282.5 million compared to an order backlog of $252.3 million as of December 30, 2011. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

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

We believe that our acquisition of Codan Satcom in June 2012 resulted, and will continue to result, in certain benefits, including certain cost savings, broader market opportunities, product innovations and operational efficiencies. However, the acquisition of Codan Satcom also increased, and will continue to increase, certain of our noncash expenses (on pretax basis).

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

Three Months Ended December 28, 2012 Compared to Three Months Ended December 30, 2011
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				Increase(Decrease)
	December 28, 2012		December 30, 2011
	Amount	% of Sales	Amount	% of Sales	Amount
Sales	$97.6	100.0%	$93.0	100.0%	$4.6
Cost of sales (a)	70.6	72.3	68.6	73.8	2.0
Gross profit	27.0	27.7	24.4	26.2	2.6
Research and development	3.4	3.5	3.4	3.7	—
Selling and marketing	5.4	5.5	5.4	5.8	—
General and administrative	6.2	6.4	6.2	6.7	—
Amortization of acquisition-related intangibles	2.7	2.8	4.9	5.3	(2.2)
Operating income	9.3	9.5	4.5	4.8	4.8
Interest expense, net	6.9	7.1	6.8	7.3	0.1
Income (loss) before taxes	2.5	2.6	(2.3)	(2.5)	4.8
Income tax expense (benefit)	1.0	1.0	(0.7)	(0.8)	1.7
Net income (loss)	$1.5	1.5%	$(1.6)	(1.7)%	$3.1
Other Data:
EBITDA (b)	$15.2	15.6%	$12.1	13.0%	$3.1

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for the three months ended December 28, 2012 includes $0.3 of utilization of the net increase in cost basis of inventory that resulted from purchase accounting in connection with the acquisition of Codan Satcom.

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

 For a reconciliation of Net Income to EBITDA, see Note 9 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the first quarter of fiscal years 2013 and 2012 are summarized as follows (dollars in millions):

	Three Months Ended
	December 28, 2012		December 30, 2011		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$34.8	36%	$34.3	37%	$0.5	1%
Medical	21.8	22	19.3	21	2.5	13
Communications	32.6	33	32.2	35	0.4	1
Industrial	4.5	5	4.8	5	(0.3)	(6)
Scientific	3.9	4	2.4	2	1.5	63
Total	$97.6	100%	$93.0	100%	$4.6	5%

Sales of $97.6 million for the first quarter of fiscal year 2013 were $4.6 million, or approximately 5%, higher than sales of $93.0 million for the first quarter of fiscal year 2012. Explanations for the sales increase or decrease by market for the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets increased 1% from an aggregate of $34.3 million in the first quarter of fiscal year 2012 to an aggregate of $34.8 million in the first quarter of fiscal year 2013. This increase was due to higher demand for products to support a U.S. military electronic warfare system and certain domestic and foreign radar systems.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 13% increase in sales of our medical products in the first quarter of fiscal year 2013 was primarily due to an increase in sales of products to support North American customers.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 1% increase in sales in the communications market was due to the inclusion of approximately $4 million in sales from the Codan Satcom business acquired in the fourth quarter of fiscal year 2012. This increase was partially offset by a decrease in sales to support commercial communications applications.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.3 million decrease in sales of industrial products in the first quarter of fiscal year 2013 was primarily due to decreases in sales to support semiconductor manufacturing applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.5 million increase in scientific sales was primarily the result of an increase in sales for a North American accelerator program.

Gross Profit. Gross profit was $27.0 million, or 27.7% of sales, for the first quarter of fiscal year 2013 as compared to $24.4 million, or 26.2% of sales, for the first quarter of fiscal year 2012. The $2.6 million increase in gross profit for the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012 was primarily due to higher shipment volume and a favorable mix of products with higher margins in the first quarter of fiscal year 2013.
Research and Development. Research and development expenses were $3.4 million, or 3.5% of sales, for the first quarter of fiscal year 2013 and $3.4 million, or 3.7% of sales, for the first quarter of fiscal year 2012. There was no significant change in research and development expenses for the first fiscal quarters of 2013 and 2012.
Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	December 28, 2012	December 30, 2011
Company sponsored	$3.4	$3.4
Customer sponsored, charged to cost of sales	2.9	3.7
	$6.3	$7.1

Customer-sponsored research and development represents non-recurring development costs incurred on customer sales contracts to develop new or improved products. The reduction of customer-funded research and development expenses is primarily due to the completion of customer-funded programs for advanced antenna products, as these products are now in production.
Selling and Marketing. Selling and marketing expenses were $5.4 million, or 5.5% of sales, for the first quarter of fiscal year 2013, and $5.4 million, or 5.8% of sales, for the first quarter of fiscal year 2012. There was no significant change in selling and marketing expenses for the first fiscal quarters of 2013 and 2012.
General and Administrative. General and administrative expenses were $6.2 million, or 6.4% of sales, for the first quarter of fiscal year 2013, and $6.2 million, or 6.7% of sales, for the first quarter of fiscal year 2012. Favorable foreign currency translation of $0.5 million in the first quarter of fiscal year 2013, compared to the first quarter of fiscal year 2012, was offset by business integration expenses of $0.6 million related to the Codan Satcom acquisition.
Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.7 million for the first quarter of fiscal year 2013 and $4.9 million for the first quarter of fiscal year 2012. The $2.2 million decrease in amortization of acquisition-related intangibles for the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 was primarily due to having had fully amortized certain backlog intangibles in fiscal year 2012.
Interest Expense, Net (“Interest Expense”). Interest expense was $6.9 million, or 7.1% of sales, for the first quarter of fiscal year 2013, a $0.1 million increase from the $6.8 million, or 7.3% of sales, for the first quarter of fiscal year 2012. There was no significant change in interest expense for the first fiscal quarters of 2013 and 2012.

Income Tax Expense (Benefit). We recorded an income tax expense of $1.0 million for the first quarter of fiscal year 2013 and an income tax benefit of $0.7 million for the first quarter of fiscal year 2012. The effective income tax rate for the first quarter of fiscal year 2013 was 41%, and the effective income tax rate for the first quarter of fiscal year 2012 was 28%. The 41% tax rate for the first quarter of fiscal year 2013 approximates our estimated tax rate for fiscal year 2013. The effective income tax rate for the first quarter of fiscal year 2012 is lower than the effective tax rate for the first quarter of fiscal year 2013 primarily due to a discrete tax expense of $0.2 million in fiscal year 2012 for an adjustment to deferred taxes on the undistributed earnings of our Canadian subsidiary.
Net Income (Loss). Net income was $1.5 million, or 1.5% of sales, for the first quarter of fiscal year 2013 as compared to a net loss of $1.6 million, or 1.7% of sales, for the first quarter of fiscal year 2012. The $3.1 million increase in net income in the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012 was primarily due to higher gross profit due to higher shipment volume and a favorable mix of products with higher margins and lower intangible amortization expense in the first quarter of fiscal year 2013, partially offset by higher income tax expense in the first quarter of fiscal year 2013.
EBITDA. EBITDA was $15.2 million, or 15.6% of sales, for the first quarter of fiscal year 2013 as compared to $12.1 million, or 13.0% of sales, for the first quarter of fiscal year 2012. The $3.1 million increase in EBITDA in the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012 was primarily due to higher gross profit due to higher shipment volume and a favorable mix of products with higher margins.

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

On June 30, 2012, we completed our acquisition of the Codan Satcom business from Codan Limited, an Australian-based public company, to whom we have paid, using cash on hand, $7.5 million (including goods and services tax). We may be required to pay Codan Limited future consideration of up to $4.5 million, contingent upon the achievement of certain revenue targets over the two years following the acquisition.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	December 28, 2012	September 28, 2012
Cash and cash equivalents	$50.5	$43.0
Working capital	$132.6	$126.9

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $2.0 million as of December 28, 2012, consisting of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of December 28, 2012, excluding approximately $4.5 million of outstanding letters of credit, our total indebtedness was $359.2 million before unamortized original issue discount of $0.5 million. We also had an additional $25.5 million available for borrowing under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. For the first quarter of fiscal year 2013, our interest expense exclusive of debt issue costs and discount amortization was $6.3 million, and our cash interest paid was $2.0 million.

As of December 28, 2012 and September 28, 2012, we were in compliance with the covenants under the agreements governing our senior credit facilities and the indentures governing our senior notes. Currently, our most significant debt covenants require us to maintain a maximum leverage ratio of 6.5:1 and a minimum cash interest ratio of 1.85:1. Our current leverage ratio is approximately 4.9:1 and our cash interest ratio is approximately 2.7:1.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Three Months Ended
	December 28, 2012	December 30, 2011
Net cash provided by operating activities	$12.3	$6.2
Net cash used in investing activities	(1.6)	(1.8)
Net cash used in financing activities	(3.2)	(0.4)
Net increase in cash and cash equivalents	$7.5	$4.0

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $12.3 million in first quarter of fiscal year 2013 was attributable to net income of $1.5 million; depreciation, amortization and other non-cash charges of $6.5 million; and net cash provided by working capital of $4.3 million. The primary working capital sources of cash in the first quarter of fiscal year 2013 were a decrease in accounts receivable and an increase in accrued expenses. Accounts receivable decreased primarily due to decreased sales volume during the first quarter of fiscal year 2013 as compared to that during the fourth quarter of fiscal year 2012. Accrued expenses increased primarily due to the timing difference in payment of interest on our debt. The aforementioned working capital sources of cash were partially offset by an increase in inventories in anticipation of fulfilling certain customer orders .

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

Investing Activities

Investing activities for the first quarter of fiscal years 2013 and 2012 comprised capital expenditures of $1.6 million and $1.8 million, respectively.

Financing Activities

Financing activities for the first quarter of fiscal years 2013 and 2012 comprised repayment of borrowings under CPII’s term loan facility of $3.2 million and $0.4 million, respectively.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 28, 2012 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2013 (remaining nine months)	2014-2015	2016-2017	Thereafter
Operating leases	$5,945	$1,435	$1,959	$312	$2,239
Purchase commitments	41,328	36,484	4,844	—	—
Debt obligations	359,175	—	1,420	142,755	215,000
Interest on debt obligations	125,843	22,972	49,792	44,718	8,361
Uncertain tax positions, including interest	7,030	3,370	3,660	—	—
Total cash obligations	$539,321	$64,261	$61,675	$187,785	$225,600
Standby letters of credit	$4,530	$4,530

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates and that interest rates in effect on December 28, 2012 remain constant for future periods. The table also reflects the remaining mandatory quarterly repayments, as adjusted as a result of the “excess cash flow” (“ECF”) prepayment made under the credit agreement governing our senior credit facilities in the first quarter of fiscal year 2013. The above table does not reflect future ECF or other optional prepayments, if any, that may be required under the senior credit facilities.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the timing of payments and actual amounts paid may be different.

As of December 28, 2012, there were no material changes to our other contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 filed with Securities and Exchange Commission. See also Note 7 of the accompanying unaudited condensed consolidated financial statements for details on certain of our contingencies.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the first quarter of fiscal year 2013 were $1.6 million. In fiscal year 2013, ongoing capital expenditures are expected to be approximately $7.0 to $8.0 million and to be funded by cash flows from operating activities.

Recent Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Critical Accounting Policies and Estimates

Our Critical Accounting Policies and Estimates have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended September 28, 2012.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of December 28, 2012, we had fixed-rate senior notes of $215.0 million due in 2018, bearing interest at 8% per year, and a variable–rate term loan of $143.6 million (net of $0.5 million unamortized original issue discount) under our senior secured credit facilities due in 2017. Our variable rate debt is subject to changes in the LIBOR rate. As of December 28, 2012, the variable interest rate on the term loan under the senior secured credit facilities was 5.0%.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At December 28, 2012, the fair value of foreign currency forward contracts was a short-term asset of $0.6 million (prepaid and other current assets) and a short-term liability of $0.1 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. At December 28, 2012, the unrealized gain, net of tax of $0.1 million, was $0.3 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). No ineffective amounts were recognized due to anticipated transactions failing to occur for the first quarter of fiscal years 2013 and 2012.

As of December 28, 2012, we had entered into Canadian dollar forward contracts for approximately $32.5 million (Canadian dollars), or approximately 79% of estimated Canadian dollar denominated expenses for January 2013 through September 2013, at an average rate of approximately 0.99 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

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

Part II:  OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 7, Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A.    Risk Factors

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 28, 2012. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2012 Form 10-K.

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

CPI INTERNATIONAL HOLDING CORP.

Dated:	February 5, 2013	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)