Form 10-Q
period 2013-03-29
CPI International Holding Corp.
filed 2013-05-07
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
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
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of May 7, 2013, 1,000 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	March 29, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$47,020	$43,006
Restricted cash	2,147	1,926
Accounts receivable, net	48,745	51,076
Inventories	91,221	83,937
Deferred tax assets	14,104	14,186
Prepaid and other current assets	7,897	10,400
Total current assets	211,134	204,531
Property, plant, and equipment, net	78,413	81,601
Deferred debt issue costs, net	10,845	11,954
Intangible assets, net	243,318	248,877
Goodwill	178,934	178,934
Other long-term assets	1,126	1,105
Total assets	$723,770	$727,002

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$—	$3,200
Accounts payable	27,370	26,331
Accrued expenses	22,726	26,707
Product warranty	3,758	4,066
Income taxes payable	4,244	2,852
Advance payments from customers	15,317	14,434
Total current liabilities	73,415	77,590
Deferred income taxes	87,250	88,879
Long-term debt, less current portion	358,673	358,613
Other long-term liabilities	5,996	5,704
Total liabilities	525,334	530,786
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	199,068	198,565
Accumulated other comprehensive (loss) income	(585)	449
Accumulated deficit	(47)	(2,798)
Total stockholders’ equity	198,436	196,216
Total liabilities and stockholders’ equity	$723,770	$727,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands – unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Sales	$102,219	$96,457	$199,780	$189,438
Cost of sales, including $0, $7, $261 and $7 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	74,503	70,349	145,106	138,959
Gross profit	27,716	26,108	54,674	50,479
Operating costs and expenses:
Research and development	3,863	3,639	7,231	7,027
Selling and marketing	5,458	5,695	10,837	11,136
General and administrative	7,411	6,021	13,578	12,173
Amortization of acquisition-related intangible assets	2,342	3,733	5,072	8,588
Total operating costs and expenses	19,074	19,088	36,718	38,924
Operating income	8,642	7,020	17,956	11,555
Interest expense, net	6,853	6,827	13,714	13,653
Income (loss) before income taxes	1,789	193	4,242	(2,098)
Income tax expense (benefit)	489	510	1,491	(142)
Net income (loss)	1,300	(317)	2,751	(1,956)

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on cash flow hedges, net of tax	(571)	579	(1,034)	1,044
Total other comprehensive (loss) income, net of tax	(571)	579	(1,034)	1,044
Comprehensive income (loss)	$729	$262	$1,717	$(912)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Six Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities
Net cash provided by operating activities	$9,905	$3,859

Cash flows from investing activities
Capital expenditures	(2,691)	(4,363)
Acquisition	—	(300)
Net cash used in investing activities	(2,691)	(4,663)

Cash flows from financing activities
Repayment of borrowings under CPII’s term loan facility	(3,200)	(750)
Net cash used in financing activities	(3,200)	(750)

Net increase (decrease) in cash and cash equivalents	4,014	(1,554)
Cash and cash equivalents at beginning of period	43,006	34,955
Cash and cash equivalents at end of period	$47,020	$33,401

Supplemental cash flow disclosures
Cash paid for interest	$12,482	$12,680
Cash paid (received) for income taxes, net of refunds	$517	$(23)

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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2013 and 2012 comprise the 52-week periods ending September 27, 2013 and September 28, 2012, respectively. The second quarters of both fiscal years 2013 and 2012 include 13 weeks. The first two quarters of both fiscal years 2013 and 2012 include 26 weeks. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of March 29, 2013 and for the three and six months ended March 29, 2013 and March 30, 2012 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet as of September 28, 2012 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended March 29, 2013 are not necessarily indicative of results to be expected for the full year.

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

In November 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging,” including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and should provide the required disclosures retrospectively for all comparative periods presented. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendment is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3.	Supplemental Financial Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts as follows:

	March 29, 2013	September 28, 2012
Accounts receivable	$48,748	$51,079
Less: Allowance for doubtful accounts	(3)	(3)
Accounts receivable, net	$48,745	$51,076

Inventories: The following table provides details of inventories:

	March 29, 2013	September 28, 2012
Raw material and parts	$52,572	$49,250
Work in process	28,800	26,425
Finished goods	9,849	8,262
	$91,221	$83,937

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Reserve for loss contracts: The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Balance at beginning of period	$7,664	$6,363	$6,951	$5,667
Provision for loss contracts, charged to cost of sales	1,033	1,571	1,860	2,801
Credit to cost of sales upon revenue recognition	(790)	(860)	(904)	(1,394)
Balance at end of period	$7,907	$7,074	$7,907	$7,074

At the end of each period presented above, reserve for loss contracts were reported in the condensed consolidated balance sheet in the following accounts:

	March 29, 2013	March 30, 2012
Inventories	$6,367	$5,429
Accrued expenses	1,540	1,645
	$7,907	$7,074

Product Warranty: The following table summarizes the activity related to product warranty:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Beginning accrued warranty	$3,857	$5,586	$4,066	$5,607
Actual costs of warranty claims	(1,176)	(1,142)	(2,415)	(2,438)
Assumed from acquisition	—	20	—	20
Estimates for product warranty, charged to cost of sales	1,077	515	2,107	1,790
Ending accrued warranty	$3,758	$4,979	$3,758	$4,979

Other Comprehensive (Loss) Income: The following table summarizes the activity related to other comprehensive (loss) income during the periods presented:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Cash flow hedges:
Unrealized (loss) gain arising during period	$(695)	$577	$(1,185)	$1,190
Reclassification adjustment for (gains) losses realized in net income	(67)	200	(200)	211
Income tax benefit (expense)	191	(198)	351	(357)
Net unrealized (loss) gain on cash flow hedges	(571)	579	(1,034)	1,044

Other comprehensive (loss) income	$(571)	$579	$(1,034)	$1,044

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Accumulated Other Comprehensive (Loss) Income: The following table provides the components of accumulated other comprehensive (loss) income in the condensed consolidated balance sheets:

	March 29, 2013	September 28, 2012
Unrealized (loss) gain on cash flow hedges, net of tax of $83 and $(268), respectively	$(247)	$787
Unrealized actuarial loss and prior service credit for pension liability, net of tax of $114 and $114, respectively	(338)	(338)
Accumulated other comprehensive (loss) income	$(585)	$449

4.	Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities, derivative instruments and contingent consideration. The following tables set forth financial instruments carried at fair value by level of fair value hierarchy:

		Fair Value Measurements at March 29, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$39,161	$39,161	$—	$—
Mutual funds[2]	230	230	—	—
Foreign exchange forward derivatives[3]	220	—	220	—
Total assets at fair value	$39,611	$39,391	$220	—

Liabilities:
Foreign exchange forward derivatives[4]	$387	$—	$387	$—
Contingent consideration liability[5]	56	—	—	56
Total liabilities at fair value	$443	$—	$387	$56

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

Contingent Consideration

In connection with, and as part of the consideration for, the acquisition in June 2012 of the Codan Satcom business from Codan Limited, an Australian-based public company, the Company may make a maximum of $4.5 million in potential additional payments if certain revenue targets are achieved over the two years following the acquisition. These potential earn-out payments are considered contingent consideration. The contingent consideration is measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. The fair value of the contingent consideration is based on a probabilistic calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflect market participant assumptions.

The changes in fair value of the contingent consideration that do not relate to the initial recognition of the liability as of the acquisition date are recognized in earnings. As of March 29, 2013, the range of outcomes and the assumptions used to develop the estimates for calculating the fair value of the contingent consideration had not changed. As a result, there was no material change in the fair value of contingent consideration at March 29, 2013 compared to the fair value estimated at September 28, 2012.

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

The fair values of the Company’s long-term debt were estimated based on Level 1 inputs using quoted market prices. The estimated fair value of the Company’s long-term debt as of March 29, 2013 and September 28, 2012 was $367.1 million and $352.3 million, respectively, compared to the carrying value of $358.7 million and $361.8 million, respectively.

5.	Long-term Debt

Long-term debt comprises the following:

	March 29, 2013	September 28, 2012
Term loan, net of issue discount of $502 and $562	$143,673	$146,813
8% Senior notes due 2018	215,000	215,000
	358,673	361,813
Less: Current portion	—	3,200
Long-term portion	$358,673	$358,613

Standby letters of credit	$4,560	$4,753

Senior Secured Credit Facilities. In February 2011, CPII entered into the Senior Secured Credit Facilities consisting of (i) a $150.0 million, six-year term loan facility; and (ii) a $30.0 million, five-year revolving credit facility. CPII immediately borrowed the full amount of the term loan facility thereunder, and the revolving credit facility was undrawn at March 29, 2013 (other than for approximately $4.6 million of outstanding letters of credit). CPII has the option to increase the amount available under the Senior Secured Credit Facilities by up to an aggregate of $50.0 million on an uncommitted basis.

Borrowings under the term loan facility and the revolving credit facility bear interest, at CPII’s option, at a rate equal to a margin over either (a) a base rate or (b) a LIBOR rate. As of March 29, 2013, the variable interest rate on the term loan was 5.0%. The Senior Secured Credit Facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

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

Debt Maturities:    As of March 29, 2013, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Notes	Total
2013 (remaining six months)	$—	$—	$—
2014	—	—	—
2015	1,420	—	1,420
2016	1,420	—	1,420
2017	141,335	—	141,335
Thereafter	—	215,000	215,000
	$144,175	$215,000	$359,175

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates. The table also reflects the remaining mandatory quarterly repayments, as adjusted as a result of the ECF prepayment made under the Senior Credit Facilities in the first quarter of fiscal year 2013. Due to the ECF prepayment made, no mandatory quarterly repayment is to be made until the first quarter of fiscal year 2015. The above table does not reflect future ECF or other optional prepayments, if any, that may be required under the Senior Credit Facilities.

As of March 29, 2013, the Company was in compliance with the covenants under the agreements governing the Senior Secured Credit Facilities and the indentures governing the 8% Notes.

Deferred Debt Issuance Costs

CPII incurred a total of $15.3 million of debt issuance costs and issue discount, including those netted against the debt proceeds, associated with the Senior Credit Facilities and 8% Notes. As of March 29, 2013, the unamortized deferred debt issuance costs related to the Company’s new debt were $10.8 million, net of $4.5 million accumulated amortization. As of September 28, 2012, the unamortized deferred debt issuance costs related to the Company’s new debt were $12.0 million, net of $3.4 million accumulated amortization.

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

The Company’s Canadian dollar forward contracts in effect as of March 29, 2013 have durations of six to 16 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. At March 29, 2013, the unrealized loss, net of tax of $0.1 million, was $0.2 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). No ineffective amounts were recognized due to hedge ineffectiveness in the three and six months ended March 29, 2013 and March 30, 2012.

As of March 29, 2013, the Company had entered into Canadian dollar forward contracts for approximately $33.0 million (Canadian dollars), or approximately 81% of estimated Canadian dollar denominated expenses for April 2013 through December 2013, at an average rate of approximately 0.99 U.S. dollars to one Canadian dollar.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at March 29, 2013 and September 28, 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 29, 2013	September 28, 2012	Balance Sheet Location	March 29, 2013	September 28, 2012
Derivatives designated as hedging instruments
Forward contracts	Prepaid and other current assets	$220	$1,067	Accrued expenses	387	36
Total derivatives designated as hedging instruments		$220	$1,067		$387	$36

As of March 29, 2013 and September 28, 2012, all of the Company’s derivative instruments were classified as hedging instruments.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of comprehensive income (loss) for the periods of fiscal years 2013 and 2012 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Forward contracts	$(695)	$577	$(1,185)	1,190
Total	$(695)	$577	$(1,185)	$1,190

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended		Six Months Ended
		March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Forward contracts	Cost of sales	$85	$(150)	$204	(119)
	Research and development	(9)	(25)	(2)	(46)
	Selling and marketing	(4)	(12)	(1)	(21)
	General and administrative	(5)	(13)	(1)	(25)
Total		$67	$(200)	$200	$(211)

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)
		Three Months Ended		Six Months Ended
		March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Forward contracts	General and administrative(a)	$67	$18	$149	10
Total		$67	$18	$149	$10

(a) The amount recognized in income for each period presented represents a gain related to the amount excluded from the assessment of hedge effectiveness.

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

During the fourth quarter of fiscal year 2011, the Company received a notice from a customer terminating a portion of a sales contract due to alleged nonperformance. The Company has reached a settlement agreement with its customer resolving this matter. In April 2012, the Company’s partner initiated a legal proceeding against the Company in the Commercial Court of Aix-en-Provence, France, claiming damages of approximately $3.5 million (based on an exchange rate of 1.28 U.S. dollars to one Euro as of March 29, 2013). The Company is vigorously contesting the claims made in this proceeding. The Company recorded certain costs in the fourth quarter of fiscal year 2011 as a result of the termination; however, at this time, the Company cannot estimate the range of any further possible loss or gain with respect to this matter.

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

8.	Income Taxes

The condensed consolidated statements of comprehensive income (loss) reflect the following income tax expense (benefit):

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Income (loss) before income taxes	$1,789	$193	$4,242	$(2,098)
Income tax expense (benefit)	$489	$510	$1,491	$(142)
Effective income tax rate	27.3%	264%	35.1%	6.8%

The Company's 27.3% and 264% effective tax rate for the three months ended March 29, 2013 and March 30, 2012, respectively, differ from the federal statutory rate of 35% primarily due to foreign earnings that are subject to U.S. federal income tax, the domestic manufacturing deduction, state income taxes, non-deductible stock compensation expense, and tax contingency reserves. The Company's effective tax rate for the three months ending March 29, 2013 includes discrete tax benefits of $0.1 million for the research tax credit due to enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013 and Canadian tax return true-up. The 264% income tax rate for the three months ended March 30, 2012 includes several discrete tax charges, including Canadian tax return true-up, interest on tax contingencies, and a change in the estimated U.S. domestic manufacturing deductions tax benefit.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company's 35.1% and 6.8% effective tax rate for the six months ended March 29, 2013 and March 30, 2012, respectively, differ from the federal statutory rate of 35% primarily due to foreign earnings that are subject to U.S. federal income tax, the domestic manufacturing deduction, state income taxes, non-deductible stock compensation expense, and tax contingency reserves. The Company's effective tax rate for the six months ending March 29, 2013 includes discrete tax benefits of approximately $0.1 million for the research tax credit due to enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013 and Canadian tax return true-up. The Company's effective tax rate for the six months ending March 30, 2012 includes $0.4 million of discrete tax charges for Canadian tax return true-up and an adjustment to deferred taxes on the undistributed earnings for the Company's Canadian subsidiary.
The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada and California, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2007. The Company's Canadian subsidiary is no longer subject to examination by the taxing authorities for fiscal years prior to 2003. The Company has income tax audits in progress in several jurisdictions in which it operates, including an audit by the Canada Revenue Agency for fiscal years 2010 and 2011.

The total liability for gross unrecognized tax benefits of $7.1 million at March 29, 2013 comprised unrecognized tax benefits of $5.7 million and interest and penalties of $1.4 million. The total liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The $1.4 million balance of interest and penalties was increased by $0.1 million during the six months ending March 29, 2013. The Company's policy is to classify interest, foreign exchange rate changes and penalties, if any, on unrecognized tax benefits as components of income tax expense.

9.	Segments, Geographic and Customer Information

The Company’s reportable segments are electron devices and satcom equipment. The electron devices segment develops, manufactures and distributes high-power/high-frequency microwave and radio frequency (“RF”) signal components. The satcom equipment segment manufactures and supplies high-power amplifiers and networks for satellite communication uplink, electronic warfare and industrial applications. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company’s chief operating decision maker (“CODM”), its chief executive officer, and is based on the nature of the Company’s operations and products offered to customers.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Sales from external customers
Electron devices	$77,776	$73,552	$150,111	$141,119
Satcom equipment	21,319	16,520	41,923	37,470
Other	3,124	6,385	7,746	10,849
	$102,219	$96,457	$199,780	$189,438
Intersegment product transfers
Electron devices	$5,075	$4,983	$10,543	$9,050
Satcom equipment	5	6	38	6
	$5,080	$4,989	$10,581	$9,056
Capital expenditures
Electron devices	$777	$2,017	$2,136	$3,156
Satcom equipment	69	229	106	541
Other	242	334	449	666
	$1,088	$2,580	$2,691	$4,363
EBITDA
Electron devices	$16,525	$15,580	$31,841	$29,201
Satcom equipment	2,304	(8)	5,231	1,391
Other	(4,692)	(2,068)	(7,736)	(4,993)
	$14,137	$13,504	$29,336	$25,599

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

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Operating income
Electron devices	$14,385	$13,766	$27,570	$25,595
Satcom equipment	2,047	(253)	4,703	907
Other	(7,790)	(6,493)	(14,317)	(14,947)
	$8,642	$7,020	$17,956	$11,555

The following table reconciles net income to EBITDA:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net income (loss)	$1,300	$(317)	$2,751	$(1,956)
Depreciation and amortization	5,495	6,484	11,380	14,044
Interest expense, net	6,853	6,827	13,714	13,653
Income tax expense (benefit)	489	510	1,491	(142)
EBITDA	$14,137	$13,504	$29,336	$25,599

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 29, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$39,227	$7,793	$—	$47,020
Restricted cash	—	—	2,048	99	—	2,147
Accounts receivable, net	—	—	32,515	16,230	—	48,745
Inventories	—	—	65,888	26,959	(1,626)	91,221
Deferred tax assets	—	—	13,447	657	—	14,104
Intercompany receivable	—	—	52,330	11,223	(63,553)	—
Prepaid and other current assets	8	93	5,548	1,630	618	7,897
Total current assets	8	93	211,003	64,591	(64,561)	211,134
Property, plant and equipment, net	—	—	61,529	16,884	—	78,413
Deferred debt issue costs, net	—	10,845	—	—	—	10,845
Intangible assets, net	—	—	158,157	85,161	—	243,318
Goodwill	—	—	91,574	87,360	—	178,934
Other long-term assets	—	—	1,012	114	—	1,126
Investment in subsidiaries	198,428	570,731	15,588	—	(784,747)	—
Total assets	$198,436	$581,669	$538,863	$254,110	$(849,308)	$723,770
Liabilities and stockholders’ equity
Accounts payable	$—	$—	$15,197	$12,173	$—	$27,370
Accrued expenses	—	2,654	14,540	5,531	1	22,726
Product warranty	—	—	1,987	1,771	—	3,758
Income taxes payable	—	—	570	3,674	—	4,244
Advance payments from customers	—	—	9,922	5,395	—	15,317
Intercompany payable	—	1,401	5,303	—	(6,704)	—
Total current liabilities	—	4,055	47,519	28,544	(6,703)	73,415
Deferred income taxes	—	—	64,021	23,229	—	87,250
Long-term debt, less current portion	—	358,673	—	—	—	358,673
Other long-term liabilities	—	—	5,032	964	—	5,996
Total liabilities	—	362,728	116,572	52,737	(6,703)	525,334
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	375,229	191,655	(777,984)	—
Equity investment in subsidiary	(585)	(585)	9,377	—	(8,207)	—
Additional paid-in capital	199,068	—	—	—	—	199,068
Accumulated other comprehensive loss	—	—	—	(585)	—	(585)
(Accumulated deficit) retained earnings	(47)	8,426	37,685	10,303	(56,414)	(47)
Total stockholders’ equity	198,436	218,941	422,291	201,373	(842,605)	198,436
Total liabilities and stockholders’ equity	$198,436	$581,669	$538,863	$254,110	$(849,308)	$723,770

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 29, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$78,422	$40,956	$(17,159)	$102,219
Cost of sales	—	—	58,965	32,205	(16,667)	74,503
Gross profit	—	—	19,457	8,751	(492)	27,716
Operating costs and expenses:
Research and development	—	—	1,401	2,462	—	3,863
Selling and marketing	—	—	2,902	2,770	(214)	5,458
General and administrative	521	495	4,790	1,301	304	7,411
Amortization of acquisition-related intangible assets	—	—	1,335	1,007	—	2,342
Total operating costs and expenses	521	495	10,428	7,540	90	19,074
Operating (loss) income	(521)	(495)	9,029	1,211	(582)	8,642
Interest expense (income), net	—	6,854	—	(1)	—	6,853
(Loss) income before income tax expense and equity in income of subsidiaries	(521)	(7,349)	9,029	1,212	(582)	1,789
Income tax (benefit) expense	(183)	(2,825)	3,264	455	(222)	489
Equity in income of subsidiaries	1,638	6,161	(4)	—	(7,795)	—
Net income	1,300	1,637	5,761	757	(8,155)	1,300
Equity in other comprehensive loss of subsidiaries, net of tax	(571)	(571)	—	—	1,142	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(571)	—	(571)
Total other comprehensive loss, net of tax	—	—	—	(571)	—	(571)
Comprehensive income	$729	$1,066	$5,761	$186	$(7,013)	$729

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 30, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$74,251	$36,792	$(14,586)	$96,457
Cost of sales	—	—	55,884	28,911	(14,446)	70,349
Gross profit	—	—	18,367	7,881	(140)	26,108
Operating costs and expenses:
Research and development	—	—	1,145	2,494	—	3,639
Selling and marketing	—	—	3,286	2,409	—	5,695
General and administrative	428	70	3,776	1,747	—	6,021
Amortization of acquisition-related intangible assets	—	—	2,172	1,561	—	3,733
Total operating costs and expenses	428	70	10,379	8,211	—	19,088
Operating (loss) income	(428)	(70)	7,988	(330)	(140)	7,020
Interest expense (income), net	—	6,830	2	(5)	—	6,827
(Loss) income before income tax expense and equity in income of subsidiaries	(428)	(6,900)	7,986	(325)	(140)	193
Income tax (benefit) expense	(153)	(2,596)	2,970	342	(53)	510
Equity in income of subsidiaries	(42)	4,262	325	—	(4,545)	—
Net (loss) income	(317)	(42)	5,341	(667)	(4,632)	(317)
Equity in other comprehensive income of subsidiaries, net of tax	579	579	—	—	(1,158)	—
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax	—	—	—	579	—	579
Total other comprehensive income, net of tax	—	—	—	579	—	579
Comprehensive income (loss)	$262	$537	$5,341	$(88)	$(5,790)	$262

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended March 29, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$150,578	$82,848	$(33,646)	$199,780
Cost of sales	—	—	114,212	63,755	(32,861)	145,106
Gross profit	—	—	36,366	19,093	(785)	54,674
Operating costs and expenses:
Research and development	—	—	2,520	4,711	—	7,231
Selling and marketing	—	—	5,730	5,321	(214)	10,837
General and administrative	1,013	653	9,015	2,593	304	13,578
Amortization of acquisition-related intangible assets	—	—	3,060	2,012	—	5,072
Total operating costs and expenses	1,013	653	20,325	14,637	90	36,718
Operating (loss) income	(1,013)	(653)	16,041	4,456	(875)	17,956
Interest expense (income), net	—	13,708	(1)	7	—	13,714
(Loss) income before income tax expense and equity in income of subsidiaries	(1,013)	(14,361)	16,042	4,449	(875)	4,242
Income tax (benefit) expense	(370)	(5,454)	7,097	551	(333)	1,491
Equity in income of subsidiaries	3,394	12,300	53	—	(15,747)	—
Net income	2,751	3,393	8,998	3,898	(16,289)	2,751
Equity in other comprehensive loss of subsidiaries, net of tax	(1,034)	(1,034)	—	—	2,068	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(1,034)	—	(1,034)
Total other comprehensive loss, net of tax	—	—	—	(1,034)	—	(1,034)
Comprehensive income	$1,717	$2,359	$8,998	$2,864	$(14,221)	$1,717

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 30, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$143,153	$77,284	$(30,999)	$189,438
Cost of sales	—	—	109,150	60,825	(31,016)	138,959
Gross profit	—	—	34,003	16,459	17	50,479
Operating costs and expenses:
Research and development	—	—	2,292	4,735	—	7,027
Selling and marketing	—	—	6,404	4,732	—	11,136
General and administrative	854	58	8,031	3,230	—	12,173
Amortization of acquisition-related intangible assets	—	—	4,791	3,797	—	8,588
Total operating costs and expenses	854	58	21,518	16,494	—	38,924
Operating (loss) income	(854)	(58)	12,485	(35)	17	11,555
Interest expense (income), net	—	13,659	2	(8)	—	13,653
(Loss) income before income tax expense and equity in income of subsidiaries	(854)	(13,717)	12,483	(27)	17	(2,098)
Income tax (benefit) expense	(325)	(5,187)	5,109	255	6	(142)
Equity in income of subsidiaries	(1,427)	7,103	456	—	(6,132)	—
Net (loss) income	(1,956)	(1,427)	7,830	(282)	(6,121)	(1,956)
Equity in other comprehensive income of subsidiaries, net of tax	1,044	1,044	—	—	(2,088)	—
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax	—	—	—	1,044	—	1,044
Total other comprehensive income, net of tax	—	—	—	1,044	—	1,044
Comprehensive (loss) income	$(912)	$(383)	$7,830	$762	$(8,209)	$(912)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 29, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$—	$10,304	$(399)	$9,905
Cash flows from investing activities
Capital expenditures	—	—	(1,919)	(772)	(2,691)
Net cash used in investing activities	—	—	(1,919)	(772)	(2,691)
Cash flows from financing activities
Return of intercompany capital	—	19,181	—	(19,181)	—
Intercompany funding	—	(15,981)	(3,200)	19,181	—
Repayment of borrowings under CPII’s term loan facility	—	(3,200)	—	—	(3,200)
Net cash used in financing activities	—	—	(3,200)	—	(3,200)
Net increase (decrease) in cash and cash equivalents	—	—	5,185	(1,171)	4,014
Cash and cash equivalents at beginning of period	—	—	34,042	8,964	43,006
Cash and cash equivalents at end of period	$—	$—	$39,227	$7,793	$47,020

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 30, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$750	$2,441	$668	$3,859
Cash flows from investing activities
Capital expenditures	—	—	(3,808)	(555)	(4,363)
Acquisition	—	—	(300)	—	(300)
Net cash used in investing activities	—	—	(4,108)	(555)	(4,663)
Cash flows from financing activities
Intercompany funding	—	750	(750)	—	—
Repayment of borrowings under CPII’s term loan facility	—	(750)	—	—	(750)
Net cash used in financing activities	—	—	(750)	—	(750)
Net increase (decrease) in cash and cash equivalents	—	750	(2,417)	113	(1,554)
Cash and cash equivalents at beginning of period	—	—	20,465	14,490	34,955
Cash and cash equivalents at end of period	$—	$750	$18,048	$14,603	$33,401

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2013 and 2012 comprise the 52-week periods ending September 27, 2013 and September 28, 2012, respectively. The second quarters of both fiscal years 2013 and 2012 include 13 weeks. The first two quarters of both fiscal years 2013 and 2012 include 26 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

The Codan Satcom business, which consists of operations based in Newton, South Australia and the Locus Microwave operations based in Boalsburg, Pennsylvania, was integrated into our Communications & Medical Products Division in Ontario, Canada. In the three months ended March 29, 2013, we substantially completed the relocation of the Australian-based operations, which design and manufacture C-band and Ku-band subsystems and block-up converters (“BUCs”), to our existing Canadian facilities. We also have established an engineering center in South Australia for a number of key research and development personnel from these operations. The Pennsylvania-based Locus Microwave operations, which design and manufacture X-band and Ku-band BUCs, primarily for military communications applications, remains in their current location and are now operating under the name “CPI Locus Microwave, Inc.”

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

Our orders by market for the six months ended March 29, 2013 and March 30, 2012 are summarized as follows (dollars in millions):

	Six Months Ended
	March 29, 2013		March 30, 2012		Increase
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$93.0	35%	$79.6	41%	$13.4	17%
Medical	40.7	16	39.3	20	1.4	4
Communications	111.6	42	60.6	31	51.0	84
Industrial	11.2	4	11.1	5	0.1	1
Scientific	7.9	3	5.3	3	2.6	49
Total	$264.4	100%	$195.9	100%	$68.5	35%

Orders of $264.4 million for the six months ended March 29, 2013 were $68.5 million, or approximately 35%, higher than orders of $195.9 million for the six months ended March 30, 2012. Explanations for the order increase by market for the six months ended March 29, 2013 compared to the six months ended March 30, 2012 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets primarily comprised many smaller orders of less than $3.0 million by product or program, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets increased 17% as a result of increased demand for products to support various U.S. and foreign military radar systems and U.S. military electronic warfare systems.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and other applications, and for radiation therapy applications for the treatment of cancer. The 4% increase in medical orders primarily resulted from an increase in demand from European and North American customers for products to support x-ray imaging applications.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 84% increase in communications orders was primarily the result of one large order for military communications applications, specifically for advanced tactical common data link (“TCDL”) antenna products to support intelligence, surveillance and reconnaissance (“ISR”) applications, for which we expect to make shipments in late fiscal year 2013 through fiscal year 2015. Orders to support other military communications and commercial broadcast applications increased, as well. Our communications orders in the six months ended March 29, 2013 also included orders for products from the Codan Satcom business acquired in the fourth quarter of fiscal year 2012.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $0.1 million increase in industrial orders was due primarily to an increase in demand for products to support electromagnetic vulnerability testing and chemical analysis applications, partially offset by a decrease in demand for products used in cargo screening applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $2.6 million increase in scientific orders was primarily due to an increase in orders to support certain foreign and domestic accelerator programs.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter's or year's order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of March 29, 2013, we had an order backlog of $307.4 million compared to an order backlog of $254.5 million as of March 30, 2012. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

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

Three Months Ended March 29, 2013 Compared to Three Months Ended March 30, 2012
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				Increase(Decrease)
	March 29, 2013		March 30, 2012
	Amount	% of Sales	Amount	% of Sales	Amount
Sales	$102.2	100.0%	$96.5	100.0%	$5.7
Cost of sales	74.5	72.9	70.3	72.8	4.2
Gross profit	27.7	27.1	26.1	27.0	1.6
Research and development	3.9	3.8	3.6	3.7	0.3
Selling and marketing	5.5	5.4	5.7	5.9	(0.2)
General and administrative	7.4	7.2	6.0	6.2	1.4
Amortization of acquisition-related intangibles	2.3	2.3	3.7	3.8	(1.4)
Operating income	8.6	8.4	7.0	7.3	1.6
Interest expense, net	6.9	6.8	6.8	7.0	0.1
Income before taxes	1.8	1.8	0.2	0.2	1.6
Income tax expense	0.5	0.5	0.5	0.5	—
Net income (loss)	$1.3	1.3%	$(0.3)	(0.3)%	$1.6
Other Data:
EBITDA (a)	$14.1	13.8%	$13.5	14.0%	$0.6

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

 For a reconciliation of Net Income to EBITDA, see Note 9 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended March 29, 2013 and March 30, 2012 are summarized as follows (dollars in millions):

	Three Months Ended
	March 29, 2013		March 30, 2012		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$41.7	41%	$35.2	36%	$6.5	18%
Medical	17.9	17	20.0	21	(2.1)	(11)
Communications	34.8	34	30.2	31	4.6	15
Industrial	4.7	5	6.7	7	(2.0)	(30)
Scientific	3.1	3	4.4	5	(1.3)	(30)
Total	$102.2	100%	$96.5	100%	$5.7	6%

Sales of $102.2 million for the three months ended March 29, 2013 were $5.7 million, or approximately 6%, higher than sales of $96.5 million for the three months ended March 30, 2012. Explanations for the sales increase or decrease by market for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets increased 18% due to higher sales of products to support various U.S. and foreign radar systems and a U.S. military electronic warfare system.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 11% decrease in sales of our medical products in the three months ended March 29, 2013 was primarily due to lower sales of products to support x-ray imaging applications, particularly for customers in China and Russia due to seasonal fluctuations in demand for x-ray imaging products.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 15% increase in sales in the communications market was primarily due to the inclusion of sales from the Codan Satcom business acquired in the fourth quarter of fiscal year 2012. Sales of products to support commercial communications applications, including direct-to-home and other broadcast applications, increased, as well. These increases were partially offset by a decrease in sales of advanced TCDL antenna products to support military communications applications due to the timing of customers' needs.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $2.0 million decrease in sales of industrial products in the three months ended March 29, 2013 was primarily due to decreases in sales to support electromagnetic vulnerability testing, sterilization and industrial heating applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.3 million decrease in scientific sales was primarily the result of a foreign plasma heating program that was not forecasted to, and did not, repeat in the most recent period.

Gross Profit. Gross profit was $27.7 million, or 27.1% of sales, for the three months ended March 29, 2013 as compared to $26.1 million, or 27.0% of sales, for the three months ended March 30, 2012. The $1.6 million increase in gross profit for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012 was primarily due to higher shipment volume in the three months ended March 29, 2013.
Research and Development. Research and development expenses were $3.9 million, or 3.8% of sales, for the three months ended March 29, 2013 and $3.6 million, or 3.7% of sales, for the three months ended March 30, 2012. The $0.3 million increase in research and development expenses for the three months ended March 29, 2013 compared to the three months ended March 30, 2012 was primarily due to additional resources working on company sponsored development projects rather than customer sponsored projects.

	Three Months Ended
	March 29, 2013	March 30, 2012
Company sponsored	$3.9	$3.6
Customer sponsored, charged to cost of sales	3.2	3.7
	$7.1	$7.3

Customer-sponsored research and development represents non-recurring development costs incurred on customer sales contracts to develop new or improved products. The reduction of customer-funded research and development expenses is primarily due to the completion of customer-funded programs for advanced antenna and solid state products, as these products are now in production.
Selling and Marketing. Selling and marketing expenses were $5.5 million, or 5.4% of sales, for the three months ended March 29, 2013, and $5.7 million, or 5.9% of sales, for the three months ended March 30, 2012. There was no significant change in selling and marketing expenses for the three months ended March 29, 2013 compared to the three months ended March 30, 2012.
General and Administrative. General and administrative expenses were $7.4 million, or 7.2% of sales, for the three months ended March 29, 2013, and $6.0 million, or 6.2% of sales, for the three months ended March 30, 2012. The $1.4 million increase in general and administrative expenses for the three months ended March 29, 2013, compared to the three months ended March 30, 2012, is primarily due to expenses related to the negotiation, closing and integration of acquisitions including the integration of the Codan Satcom acquisition into CPI.
Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.3 million for the three months ended March 29, 2013 and $3.7 million for the three months ended March 30, 2012. The $1.4 million decrease in amortization of acquisition-related intangibles for the three months ended March 29, 2013 compared to the three months ended March 30, 2012 was primarily due to completing a portion of the backlog amortization in fiscal year 2012.
Interest Expense, Net (“Interest Expense”). Interest expense was $6.9 million, or 6.8% of sales, for the three months ended March 29, 2013, a $0.1 million increase from the $6.8 million, or 7.0% of sales, for the three months ended March 30, 2012. There was no significant change in interest expense for the three months ended March 29, 2013 compared to the three months ended March 30, 2012.
Income Tax Expense. We recorded an income tax expense of $0.5 million for the three months ended March 29, 2013 and an income tax expense of $0.5 million for the three months ended March 30, 2012. The effective income tax rate for the three months ended March 29, 2013 was 27%, and the effective income tax rate for the three months ended March 30, 2012 was 264%. The 27% tax rate for the three months ended March 29, 2013 is lower than our estimated annual tax rate of 39% for fiscal year 2013 primarily due to research credits provided by the American Taxpayer Relief Act of 2012 and other discrete tax benefits that were recorded during the quarter. The 264% income tax rate for the three months ended March 30, 2012 includes several discrete tax charges, including a foreign tax return true-up, interest on tax contingencies, and lower estimated U.S. domestic manufacturing deductions.

Net Income (Loss). Net income was $1.3 million, or 1.3% of sales, for the three months ended March 29, 2013 as compared to a net loss of $0.3 million, or 0.3% of sales, for the three months ended March 30, 2012. The $1.6 million increase in net income in the three months ended March 29, 2013 as compared to the three months ended March 30, 2012 was primarily due to higher gross profit due to higher shipment volume and lower intangible amortization expense, partially offset by higher general and administrative expense.
EBITDA. EBITDA was $14.1 million, or 13.8% of sales, for the three months ended March 29, 2013 as compared to $13.5 million, or 14.0% of sales, for the three months ended March 30, 2012. The $0.6 million increase in EBITDA in the three months ended March 29, 2013 as compared to the three months ended March 30, 2012 was primarily due to higher gross profit due to higher shipment volume, partially offset by higher general and administrative expense.

Six Months Ended March 29, 2013 Compared to Six Months Ended March 30, 2012
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Six Months Ended				Increase(Decrease)
	March 29, 2013		March 30, 2012
	Amount	% of Sales	Amount	% of Sales	Amount
Sales	$199.8	100.0%	$189.4	100.0%	$10.4
Cost of sales	145.1	72.6	139.0	73.4	6.1
Gross profit	54.7	27.4	50.5	26.7	4.2
Research and development	7.2	3.6	7.0	3.7	0.2
Selling and marketing	10.8	5.4	11.1	5.9	(0.3)
General and administrative	13.6	6.8	12.2	6.4	1.4
Amortization of acquisition-related intangibles	5.1	2.6	8.6	4.5	(3.5)
Operating income	18.0	9.0	11.6	6.1	6.4
Interest expense, net	13.7	6.9	13.7	7.2	—
Income (loss) before taxes	4.2	2.1	(2.1)	(1.1)	6.3
Income tax expense (benefit)	1.5	0.8	(0.1)	(0.1)	1.6
Net income (loss)	$2.8	1.4%	$(2.0)	(1.1)%	$4.8
Other Data:
EBITDA (a)	$29.3	14.7%	$25.6	13.5%	$3.7

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

 For a reconciliation of Net Income to EBITDA, see Note 9 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the six months ended March 29, 2013 and March 30, 2012 are summarized as follows (dollars in millions):

	Six Months Ended
	March 29, 2013		March 30, 2012		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$76.4	38%	$69.4	37%	$7.0	10%
Medical	39.8	20	39.4	21	0.4	1
Communications	67.4	34	62.4	33	5.0	8
Industrial	9.3	5	11.5	6	(2.2)	(19)
Scientific	6.9	3	6.7	3	0.2	3
Total	$199.8	100%	$189.4	100%	$10.4	5%

Sales of $199.8 million for the six months ended March 29, 2013 were $10.4 million, or approximately 5%, higher than sales of $189.4 million for the six months ended March 30, 2012. Explanations for the sales increase or decrease by market for the six months ended March 29, 2013 as compared to the six months ended March 30, 2012 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets increased 10% due to higher demand for products to support a U.S. military electronic warfare system and certain domestic and foreign radar systems.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 1% increase in sales of our medical products in the six months ended March 29, 2013 was primarily due to an increase in sales of products to support radiation therapy and MRI applications. This increase was partially offset by lower sales of x-ray imaging products, particularly for customers in Russia due to seasonal fluctuations in demand for x-ray imaging products.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 8% increase in sales in the communications market was due to the inclusion of sales from the Codan Satcom business acquired in the fourth quarter of fiscal year 2012. Sales of products to support commercial communications applications, particularly direct-to-home and other broadcast applications, also increased. These increases were partially offset by a decrease in sales to support military communications applications.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $2.2 million decrease in sales of industrial products in the six months ended March 29, 2013 was due to lower sales to support industrial heating, sterilization, semiconductor manufacturing and electromagnetic vulnerability testing applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.2 million increase in scientific sales was primarily the result of an increase in sales for accelerator programs.

Gross Profit. Gross profit was $54.7 million, or 27.4% of sales, for the six months ended March 29, 2013 as compared to $50.5 million, or 26.7% of sales, for the six months ended March 30, 2012. The $4.2 million increase in gross profit for the six months ended March 29, 2013 as compared to the six months ended March 30, 2012 was primarily due to higher shipment volume and a favorable mix of products with higher margins in the six months ended March 29, 2013.

Research and Development. Research and development expenses were $7.2 million, or 3.6% of sales, for the six months ended March 29, 2013 and $7.0 million, or 3.7% of sales, for the six months ended March 30, 2012. There was no significant change in research and development expenses for the six months ended March 29, 2013 compared to the six months ended March 30, 2012.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Six Months Ended
	March 29, 2013	March 30, 2012
Company sponsored	$7.2	$7.0
Customer sponsored, charged to cost of sales	6.1	7.4
	$13.3	$14.4

Customer-sponsored research and development represents non-recurring development costs incurred on customer sales contracts to develop new or improved products. The reduction of customer-funded research and development expenses is primarily due to the completion of customer-funded programs for advanced antenna and solid state products, as these products are now in production.
Selling and Marketing. Selling and marketing expenses were $10.8 million, or 5.4% of sales, for the six months ended March 29, 2013, and $11.1 million, or 5.9% of sales, for the six months ended March 30, 2012. There was no significant change in selling and marketing expenses for the six months ended March 29, 2013 compared to the six months ended March 30, 2012.
General and Administrative. General and administrative expenses were $13.6 million, or 6.8% of sales, for the six months ended March 29, 2013, and $12.2 million, or 6.4% of sales, for the six months ended March 30, 2012. The $1.4 million increase in general and administrative expenses in the six months ended March 29, 2013, compared to the six months ended March 30, 2012, is primarily due to expenses related to the negotiation, closing and integration of acquisitions including the integration of the Codan Satcom acquisition into CPI, partially offset by favorable foreign currency expense.
Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $5.1 million for the six months ended March 29, 2013 and $8.6 million for the six months ended March 30, 2012. The $3.5 million decrease in amortization of acquisition-related intangibles for the six months ended March 29, 2013 compared to the six months ended March 30, 2012 was primarily due to completing a portion of the backlog amortization in fiscal year 2012.
Interest Expense, Net (“Interest Expense”). Interest expense was $13.7 million, or 6.9% of sales, for the six months ended March 29, 2013 and $13.7 million, or 7.2% of sales, for the six months ended March 30, 2012. There was no significant change in interest expense for the six months ended March 29, 2013 compared to the six months ending March 30, 2012.
Income Tax Expense (Benefit). We recorded an income tax expense of $1.5 million for the six months ended March 29, 2013 and an income tax benefit of $0.1 million for the six months ended March 30, 2012. The effective income tax rate for the six months ended March 29, 2013 was 35%, and the effective income tax rate for the six months ended March 30, 2012 was 7%. The 35% tax rate for the six months ended March 29, 2013 is lower than our estimated annual tax rate of 39% for fiscal year 2013 primarily due to research credits provided by the American Taxpayer Relief Act of 2012 and other discrete tax benefits. The 7% income tax rate for the six months ended March 30, 2012 includes several discrete tax charges, including an adjustment to deferred taxes on undistributed earnings of our Canadian subsidiary, a tax return true-up and interest on tax contingencies, which on a combined basis decreased the income tax rate benefit by approximately 29%.
Net Income (Loss). Net income was $2.8 million, or 1.4% of sales, for the six months ended March 29, 2013 as compared to a net loss of $2.0 million, or 1.1% of sales, for the six months ended March 30, 2012. The $4.8 million increase in net income in the six months ended March 29, 2013 as compared to the six months ended March 30, 2012 was primarily due to higher gross profit due to higher shipment volume and a favorable mix of products with higher margins and lower intangible amortization expense in the six months ended March 29, 2013, partially offset by higher general and administrative and income tax expense in the six months ended March 29, 2013.

EBITDA. EBITDA was $29.3 million, or 14.7% of sales, for the six months ended March 29, 2013 as compared to $25.6 million, or 13.5% of sales, for the six months ended March 30, 2012. The $3.7 million increase in EBITDA in the six months ended March 29, 2013 as compared to the six months ended March 30, 2012 was primarily due to higher gross profit due to higher shipment volume and a favorable mix of products with higher margins, partially offset by higher general and administrative expense.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	March 29, 2013	September 28, 2012
Cash and cash equivalents	$47.0	$43.0
Working capital	$137.7	$126.9

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $2.1 million as of March 29, 2013, consisting of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of March 29, 2013, excluding approximately $4.6 million of outstanding letters of credit, our total indebtedness was $359.2 million before unamortized original issue discount of $0.5 million. We also had an additional $25.4 million available for borrowing under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. For the three and six months ended March 29, 2013, our interest expense exclusive of debt issue costs and discount amortization was $6.3 million and $12.5 million, respectively, and our cash interest paid was $10.5 million and $12.5 million, respectively.

As of March 29, 2013 and September 28, 2012, we were in compliance with the covenants under the agreements governing our senior credit facilities and the indentures governing our senior notes. Currently, our most significant debt covenants require us to maintain a maximum leverage ratio of 6.25:1 and a minimum cash interest ratio of 1.85:1. Our current leverage ratio is approximately 4.8:1 and our cash interest ratio is approximately 2.8:1.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Six Months Ended
	March 29, 2013	March 30, 2012
Net cash provided by operating activities	$9.9	$3.8
Net cash used in investing activities	(2.7)	(4.7)
Net cash used in financing activities	(3.2)	(0.7)
Net increase (decrease) in cash and cash equivalents	$4.0	$(1.6)

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $9.9 million in the six months ended March 29, 2013 was attributable to net income of $2.8 million; depreciation, amortization and other non-cash charges of $11.7 million, which were partially offset by net cash used in working capital of $4.6 million. The primary uses of cash for working capital during the six months ended March 29, 2013 were an increase in inventories and a decrease in accrued expenses. Inventories increased to support increased orders and anticipated sales activity in future fiscal quarters. Accrued expenses decreased primarily as a result of timing difference in payment of various professional service fees and payment of management bonuses and other employee incentives. The aforementioned uses of working capital were partially offset by the improved collection of accounts receivable and an increase in accounts payable as a result of increased inventory purchases.

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

Investing Activities

Investing activities for the six months ended March 29, 2013 comprised capital expenditures of $2.7 million. Investing activities for the six months ended March 30, 2012 comprised $4.4 million of capital expenditures and $0.3 million partial payment for a business combination.

Financing Activities

Financing activities for the six months ended March 29, 2013 and March 30, 2012 comprised repayment of borrowings under CPII’s term loan facility of $3.2 million and $0.7 million, respectively.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 29, 2013 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2013 (remaining six months)	2014-2015	2016-2017	Thereafter
Operating leases	$5,590	$1,038	$1,966	$347	$2,239
Purchase commitments	37,354	29,459	7,895	—	—
Debt obligations	359,175	—	1,420	142,755	215,000
Interest on debt obligations	115,348	12,475	49,792	44,720	8,361
Uncertain tax positions, including interest	7,101	3,348	3,753	—	—
Total cash obligations	$524,568	$46,320	$64,826	$187,822	$225,600
Standby letters of credit	$4,560	$4,560

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates and that interest rates in effect on March 29, 2013 remain constant for future periods. The table also reflects the remaining mandatory quarterly repayments, as adjusted as a result of the “excess cash flow” (“ECF”) prepayment made under the credit agreement governing our senior credit facilities in the first quarter of fiscal year 2013. Due to the ECF prepayment made, no mandatory quarterly repayment is to be made until the first quarter of fiscal year 2015. The above table does not reflect future ECF or other optional prepayments, if any, that may be required under the senior credit facilities.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the timing of payments and actual amounts paid may be different.

As of March 29, 2013, there were no material changes to our other contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 filed with Securities and Exchange Commission. See also Note 7 to the accompanying unaudited condensed consolidated financial statements for details on certain of our contingencies.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the three and six months ended March 29, 2013 were $1.1 million and $2.7 million, respectively. For the full fiscal year 2013, ongoing capital expenditures are expected to be approximately $6.5 to $7.5 million and to be funded by cash flows from operating activities.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of March 29, 2013, we had fixed-rate senior notes of $215.0 million due in 2018, bearing interest at 8% per year, and a variable–rate term loan of $143.7 million (net of $0.5 million unamortized original issue discount) under our senior secured credit facilities due in 2017. Our variable rate debt is subject to changes in the LIBOR rate. As of March 29, 2013, the variable interest rate on the term loan under the senior secured credit facilities was 5.0%.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At March 29, 2013, the fair value of foreign currency forward contracts was a short-term asset of $0.2 million (prepaid and other current assets) and a short-term liability of $0.4 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. At March 29, 2013, the unrealized loss, net of tax of $0.1 million, was $0.2 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). No ineffective amounts were recognized due to anticipated transactions failing to occur for the three and six months ended March 29, 2013 and March 30, 2012.

As of March 29, 2013, we had entered into Canadian dollar forward contracts for approximately $33.0 million (Canadian dollars), or approximately 81% of estimated Canadian dollar denominated expenses for April 2013 through December 2013, at an average rate of approximately 0.99 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

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

CPI INTERNATIONAL HOLDING CORP.

Dated:	May 7, 2013	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)