Form 10-Q
period 2013-06-28
CPI International Holding Corp.
filed 2013-08-07
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
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
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of August 7, 2013, 1,000 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	June 28, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$61,272	$43,006
Restricted cash	2,451	1,926
Accounts receivable, net	55,001	51,076
Inventories	92,212	83,937
Deferred tax assets	14,292	14,186
Prepaid and other current assets	4,308	10,400
Total current assets	229,536	204,531
Property, plant, and equipment, net	77,068	81,601
Deferred debt issue costs, net	10,282	11,954
Intangible assets, net	242,569	248,877
Goodwill	179,594	178,934
Other long-term assets	1,034	1,105
Total assets	$740,083	$727,002

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$—	$3,200
Accounts payable	25,337	26,331
Accrued expenses	31,922	26,707
Product warranty	4,105	4,066
Income taxes payable	6,158	2,852
Advance payments from customers	16,201	14,434
Total current liabilities	83,723	77,590
Deferred income taxes	87,103	88,879
Long-term debt, less current portion	358,703	358,613
Other long-term liabilities	6,206	5,704
Total liabilities	535,735	530,786
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	199,319	198,565
Accumulated other comprehensive (loss) income	(1,075)	449
Retained earnings (accumulated deficit)	6,104	(2,798)
Total stockholders’ equity	204,348	196,216
Total liabilities and stockholders’ equity	$740,083	$727,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands – unaudited)

	Three Months Ended		Nine Months Ended
	6/28/2013	6/29/2012	6/28/2013	6/29/2012
Sales	$109,616	$97,193	$309,396	$286,631
Cost of sales, including $0, $13, $261 and $20 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	75,704	67,676	220,810	206,635
Gross profit	33,912	29,517	88,586	79,996
Operating costs and expenses:
Research and development	3,850	3,370	11,081	10,397
Selling and marketing	5,618	5,209	16,455	16,345
General and administrative	7,227	6,310	20,805	18,483
Amortization of acquisition-related intangible assets	1,947	2,664	7,019	11,252
Total operating costs and expenses	18,642	17,553	55,360	56,477
Operating income	15,270	11,964	33,226	23,519
Interest expense, net	6,753	6,784	20,467	20,437
Income before income taxes	8,517	5,180	12,759	3,082
Income tax expense	2,366	2,235	3,857	2,093
Net income	6,151	2,945	8,902	989

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on cash flow hedges, net of tax	(490)	(356)	(1,524)	688
Total other comprehensive (loss) income, net of tax	(490)	(356)	(1,524)	688
Comprehensive income	$5,661	$2,589	$7,378	$1,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Nine Months Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities
Net cash provided by operating activities	$30,627	$14,485

Cash flows from investing activities
Capital expenditures	(3,790)	(6,441)
Acquisitions	(5,371)	(400)
Net cash used in investing activities	(9,161)	(6,841)

Cash flows from financing activities
Repayment of borrowings under CPII’s term loan facility	(3,200)	(1,125)
Net cash used in financing activities	(3,200)	(1,125)

Net increase in cash and cash equivalents	18,266	6,519
Cash and cash equivalents at beginning of period	43,006	34,955
Cash and cash equivalents at end of period	$61,272	$41,474

Supplemental cash flow disclosures
Cash paid for interest	$14,426	$14,754
Cash (received) paid for income taxes, net	$(3,006)	$376

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
The accompanying condensed consolidated financial statements represent the consolidated results and financial position of the Company. The Company develops, manufactures and distributes microwave and power grid electron devices, microwave amplifiers, modulators, antenna systems and various other power supply equipment and devices. The Company has two reportable segments: electron devices (formerly vacuum electron devices or “VEDs”) and satcom equipment.

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2013 and 2012 comprise the 52-week periods ending September 27, 2013 and September 28, 2012, respectively. The third quarters of both fiscal years 2013 and 2012 include 13 weeks. The first three quarters of both fiscal years 2013 and 2012 include 39 weeks. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of June 28, 2013 and for the three and nine months ended June 28, 2013 and June 29, 2012 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012 filed with the Securities and Exchange Commission. The condensed consolidated balance sheet as of September 28, 2012 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended June 28, 2013 are not necessarily indicative of results to be expected for the full year.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 amends the guidance in Accounting Standards Codification (“ASC”) 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50% impaired, the entity would not need to calculate the fair value of the asset. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The Company will adopt ASU 2012-02 in connection with its annual indefinite-lived intangible assets impairment test in the fourth quarter of fiscal year 2013. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendment is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2014. As this ASU addresses disclosure requirements only, its adoption is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3.	Business Combination

On June 25, 2013, the Company completed its acquisition of certain assets of M C L, Inc., (“MCL”) a manufacturer of power amplifier products and systems for the satellite communications market and a wholly owned subsidiary of MITEQ, Inc., for a payment of approximately $5.4 million in cash, subject to customary working capital adjustments. The acquisition was funded entirely from the Company’s cash on hand and was made to support the strategic growth of the Company. MCL, which operates a manufacturing facility in Bolingbrook, Illinois, has been integrated into the Company’s Satcom Division as a part of the Company’s satcom equipment operating segment. The results of MCL’s operations were included in the Company’s consolidated results of operations beginning on the date of the acquisition.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Under the acquisition method of accounting, the total purchase price was allocated to MCL’s net tangible and intangible assets based upon their estimated fair values as of the date of acquisition. Of the approximately $5.4 million preliminary purchase price for MCL, approximately $0.7 million was allocated to goodwill, $3.3 million to net assets and $1.4 million to identifiable intangible assets. Goodwill associated with this transaction is deductible for income tax purposes. The impact of this acquisition was not material to the Company’s condensed consolidated financial statements.

The fair values of certain assets acquired and liabilities assumed in the MCL business combination are preliminary, and are subject to adjustment as additional information is obtained, including, but not limited to, valuation of separately identifiable intangibles, inventory, fixed assets and loss reserves. A change to the acquisition date fair value of the identifiable net assets during the measurement period (up to one year from the acquisition date) affects the amount of the purchase price allocated to goodwill. Changes to the purchase price allocation are adjusted retrospectively in the consolidated financial statements.

In connection with the acquisition of certain assets of MCL, the Company incurred various costs totaling $0.4 million and $0.9 million included in general and administrative in the condensed consolidated statements of comprehensive income for the three and nine months ended June 28, 2013, respectively. These costs, which the Company expensed as incurred, consist primarily of professional fees payable to financial and legal advisors.

4.	Supplemental Financial Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts as follows:

	June 28, 2013	September 28, 2012
Accounts receivable	$55,005	$51,079
Less: Allowance for doubtful accounts	(4)	(3)
Accounts receivable, net	$55,001	$51,076

Of the $3.9 million increase in net accounts receivable, $2.3 million resulted from the MCL acquisition (Note 3).

Inventories: The following table provides details of inventories:

	June 28, 2013	September 28, 2012
Raw material and parts	$53,720	$49,250
Work in process	27,874	26,425
Finished goods	10,618	8,262
	$92,212	$83,937

Of the $8.3 million increase in inventory, $2.5 million resulted from the MCL acquisition (Note 3).

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Reserve for loss contracts: The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Balance at beginning of period	$7,907	$7,074	$6,951	$5,667
Provision for loss contracts, charged to cost of sales	560	(346)	2,420	2,455
Credit to cost of sales upon revenue recognition	(3,586)	(162)	(4,490)	(1,556)
Balance at end of period	$4,881	$6,566	$4,881	$6,566

At the end of each period presented above, reserve for loss contracts were reported in the condensed consolidated balance sheet in the following accounts:

	June 28, 2013	June 29, 2012
Inventories	$4,527	$5,313
Accrued expenses	354	1,253
	$4,881	$6,566

Product Warranty: The following table summarizes the activity related to product warranty:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Beginning accrued warranty	$3,758	$4,979	$4,066	$5,607
Actual costs of warranty claims	(1,092)	(918)	(3,507)	(3,356)
Assumed from acquisitions	200	—	200	20
Estimates for product warranty, charged to cost of sales	1,239	386	3,346	2,176
Ending accrued warranty	$4,105	$4,447	$4,105	$4,447

Other Comprehensive (Loss) Income: The following table summarizes the activity related to other comprehensive (loss) income during the periods presented:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Cash flow hedges:
Unrealized (loss) gain arising during period	$(757)	$(430)	$(1,941)	$760
Reclassification adjustment for losses (gains) realized in net income	103	(48)	(97)	163
Income tax benefit (expense)	164	122	514	(235)
Net unrealized (loss) gain on cash flow hedges	(490)	(356)	(1,524)	688

Other comprehensive (loss) income	$(490)	$(356)	$(1,524)	$688

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Accumulated Other Comprehensive (Loss) Income: The following table provides the components of accumulated other comprehensive (loss) income in the condensed consolidated balance sheets:

	June 28, 2013	September 28, 2012
Unrealized (loss) gain on cash flow hedges, net of tax of $246 and $(268), respectively	$(737)	$787
Unrealized actuarial loss and prior service credit for pension liability, net of tax of $114 and $114, respectively	(338)	(338)
Accumulated other comprehensive (loss) income	$(1,075)	$449

5.	Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, restricted cash, available-for-sale securities, derivative instruments and contingent consideration. The following tables set forth financial instruments carried at fair value by level of fair value hierarchy:

		Fair Value Measurements at June 28, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$52,119	$52,119	$—	$—
Mutual funds[2]	233	233	—	—
Foreign exchange forward derivatives[3]	1	—	1	—
Total assets at fair value	$52,353	$52,352	$1	—

Liabilities:
Foreign exchange forward derivatives[4]	$755	$—	$755	$—
Total liabilities at fair value	$755	$—	$755	$—

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

Contingent Consideration

In connection with, and as part of the consideration for, the acquisition in June 2012 of the Codan Satcom business from Codan Limited, an Australian-based public company, the Company was obligated to make a maximum of $4.5 million in potential additional payments if certain revenue targets were achieved over the two years following the acquisition. These potential earn-out payments were considered contingent consideration. This contingent consideration was measured at fair value at the acquisition date and has been remeasured to fair value at each reporting date until the contingency is resolved. The fair value of the contingent consideration is based on a probabilistic calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. The Company believed the discount rate used to discount the earn-out payments reflect market participant assumptions. As of September 28, 2012, the estimated fair value of the contingent consideration was $0.1 million. During the third quarter of fiscal year 2013, the Company has determined that the earn-out revenue targets would not be met. The Company, therefore, recorded a gain of $0.1 million in general and administrative in the condensed consolidated statements of comprehensive income for the three and nine months ended June 28, 2013 from the reversal of the contingent consideration liability.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The fair value of the Company’s long-term debt is estimated based on quoted market prices from the trading desk of a nationally recognized investment bank. In previous periods, the Company presented the long-term debt under Level 1 of the fair value hierarchy. Upon further analysis of market activity, given that the Company’s senior notes are only available to investors through certain brokerage firms and, as a result, are not considered actively traded, the Company has classified this debt under Level 2 of the fair value hierarchy as of June 28, 2013 and September 28, 2012. The estimated fair value of the Company’s long-term debt as of June 28, 2013 and September 28, 2012 using Level 2 fair value inputs was $365.2 million and $352.3 million, respectively, compared to the carrying value of $358.7 million and $361.8 million, respectively.

6.	Long-term Debt

Long-term debt comprises the following:

	June 28, 2013	September 28, 2012
Term loan, net of issue discount of $472 and $562	$143,703	$146,813
8% Senior notes due 2018	215,000	215,000
	358,703	361,813
Less: Current portion	—	3,200
Long-term portion	$358,703	$358,613

Standby letters of credit	$4,037	$4,753

Senior Secured Credit Facilities. In February 2011, CPII entered into the Senior Secured Credit Facilities consisting of (i) a $150.0 million, six-year term loan facility; and (ii) a $30.0 million, five-year revolving credit facility. CPII immediately borrowed the full amount of the term loan facility thereunder, and the revolving credit facility was undrawn at June 28, 2013 (other than for approximately $4.0 million of outstanding letters of credit). CPII has the option to increase the amount available under the Senior Secured Credit Facilities by up to an aggregate of $50.0 million on an uncommitted basis.

Borrowings under the term loan facility and the revolving credit facility bear interest, at CPII’s option, at a rate equal to a margin over either (a) a base rate or (b) a LIBOR rate. As of June 28, 2013, the variable interest rate on the term loan was 5.0%. The Senior Secured Credit Facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

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

Debt Maturities:    As of June 28, 2013, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Notes	Total
2013 (remaining three months)	$—	$—	$—
2014	—	—	—
2015	1,420	—	1,420
2016	1,420	—	1,420
2017	141,335	—	141,335
Thereafter	—	215,000	215,000
	$144,175	$215,000	$359,175

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

As of June 28, 2013, the Company was in compliance with the covenants under the agreements governing the Senior Secured Credit Facilities and the indentures governing the 8% Notes.

Deferred Debt Issuance Costs

CPII incurred a total of $15.3 million of debt issuance costs and issue discount, including those netted against the debt proceeds, associated with the Senior Credit Facilities and 8% Notes. As of June 28, 2013, the unamortized deferred debt

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

issuance costs related to the Company’s new debt were $10.3 million, net of $5.0 million accumulated amortization. As of September 28, 2012, the unamortized deferred debt issuance costs related to the Company’s new debt were $12.0 million, net of $3.4 million accumulated amortization.

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

The Company’s Canadian dollar forward contracts in effect as of June 28, 2013 have durations of six to 16 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. At June 28, 2013, the unrealized loss, net of tax of $0.2 million, was $0.7 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to hedge ineffectiveness in the three and nine months ended June 28, 2013 and June 29, 2012.

As of June 28, 2013, the Company had entered into Canadian dollar forward contracts for approximately $27.5 million (Canadian dollars), or approximately 67% of estimated Canadian dollar denominated expenses for July 2013 through March 2014, at an average rate of approximately 0.98 U.S. dollars to one Canadian dollar.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at June 28, 2013 and September 28, 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 28, 2013	September 28, 2012	Balance Sheet Location	June 28, 2013	September 28, 2012
Derivatives designated as hedging instruments
Forward contracts	Prepaid and other current assets	$1	$1,067	Accrued expenses	$755	$36
Total derivatives designated as hedging instruments		$1	$1,067		$755	$36

As of June 28, 2013 and September 28, 2012, all of the Company’s derivative instruments were classified as hedging instruments.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of comprehensive income for the periods of fiscal years 2013 and 2012 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Forward contracts	$(757)	$(430)	$(1,941)	$760
Total	$(757)	$(430)	$(1,941)	$760

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
		June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Forward contracts	Cost of sales	$(106)	$91	$98	$(28)
	Research and development	1	(22)	(1)	(68)
	Selling and marketing	1	(9)	—	(30)
	General and administrative	1	(12)	—	(37)
Total		$(103)	$48	$97	$(163)

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)
		Three Months Ended		Nine Months Ended
		June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Forward contracts	General and administrative(a)	$46	$273	$196	$283
Total		$46	$273	$196	$283

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

During the fourth quarter of fiscal year 2011, the Company received a notice from a customer terminating a portion of a sales contract due to alleged nonperformance. The Company has reached a settlement agreement with its customer resolving this matter. In April 2012, the Company’s partner initiated a legal proceeding against the Company in the Commercial Court of Aix-en-Provence, France, claiming damages of approximately $3.6 million (based on an exchange rate of 1.30 U.S. dollars to one Euro as of June 28, 2013). The Company recorded certain costs in the fourth quarter of fiscal year 2011 as a result of the termination. In June 2013, the parties have agreed to settle the case with the Company agreeing to pay its partner a lump sum to settle all disputes between the parties in connection with the partial termination of the sales contract. As a result of the settlement, the Company recorded a gain of $0.7 million in cost of sales in the condensed consolidated statements of comprehensive income for the three and nine months ended June 28, 2013 from the reversal of a portion of the liability.

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

9.	Income Taxes

The condensed consolidated statements of comprehensive income reflect the following income tax expense:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Income before income taxes	$8,517	$5,180	$12,759	$3,082
Income tax expense	$2,366	$2,235	$3,857	$2,093
Effective income tax rate	27.8%	43.1%	30.2%	67.9%

The Company’s 27.8% effective tax rate for the three months ended June 28, 2013 differs from the federal statutory rate of 35.0% primarily due to discrete tax benefits related to filing prior year U.S. income tax returns, a current period adjustment to deferred taxes on the Company’s Canadian subsidiary, CPI Canada, due to a change in its income tax reporting currency from Canadian dollar to U.S. dollar, the domestic manufacturing deduction, and the U.S. research credit, partially offset by foreign earnings that are subject to U.S. federal income tax and non-deductible stock compensation. The Company’s 43.1% effective tax rate for the three months ended June 29, 2012 differs from the federal statutory rate of 35.0% primarily due to discrete tax charges related to filing prior year U.S. income tax returns.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company’s 30.2% effective tax rate for the nine months ended June 28, 2013 differs from the federal statutory rate of 35.0% primarily due to discrete tax benefits related to filing prior year U.S. income tax returns, a current period adjustment to deferred taxes on CPI Canada due to a change in its income tax reporting currency from Canadian dollar to U.S. dollar, the domestic manufacturing deduction, and the U.S. research credit, partially offset by foreign earnings that are subject to U.S. federal income tax and non-deductible stock compensation. The Company’s 67.9% effective tax rate for the nine months ended June 29, 2012 differs from the federal statutory rate of 35.0% primarily due to discrete tax charges related to filing prior year U.S. income tax returns and an adjustment to deferred taxes on undistributed earnings for the Company’s Canadian subsidiary.

The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada and California, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2009. The Company’s Canadian subsidiary is no longer subject to examination by the taxing authorities for fiscal years prior to 2003. The Company has income tax audits in progress in several jurisdictions in which it operates, including an audit by the Canada Revenue Agency (“CRA”) for fiscal years 2010 and 2011.
During the third quarter of 2013, the Company received a $4.0 million refund from the Internal Revenue Service (“IRS”) in settlement of a transfer pricing audit on the sale of the Satcom Division to our Canadian subsidiary in fiscal years 2001 and 2002. The IRS refund was recorded as a reduction to income tax receivable (prepaid and other current assets). Also as a result of this transfer pricing audit, the Company’s Canadian subsidiary now has a $3.3 million income tax payable as of June 28, 2013 that the Company expects to pay within the next 12 months.

The total liability for gross unrecognized tax benefits of $7.2 million at June 28, 2013 comprised unrecognized tax benefits of $5.8 million and interest and penalties of $1.4 million. The total liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The $1.4 million balance of interest and penalties was increased by $0.1 million during the nine months ended June 28, 2013. The Company’s policy is to classify interest, foreign exchange rate changes and penalties, if any, on unrecognized tax benefits as components of income tax expense.

10.	Segments, Geographic and Customer Information

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

Amounts not reported as electron devices or satcom equipment are reported as “other.” Other includes the activities of the Company’s Malibu Division and unallocated corporate expenses, such as business combination-related expenses, share-based compensation expense and certain non-recurring or unusual expenses. The Malibu Division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAVs”) and shipboard systems.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales from external customers
Electron devices	$81,478	$69,531	$231,589	$210,650
Satcom equipment	21,883	22,816	63,806	60,286
Other	6,255	4,846	14,001	15,695
	$109,616	$97,193	$309,396	$286,631
Intersegment product transfers
Electron devices	$3,592	$5,674	$14,135	$14,724
Satcom equipment	21	64	59	70
	$3,613	$5,738	$14,194	$14,794
Capital expenditures
Electron devices	$626	$1,800	$2,762	$4,956
Satcom equipment	31	122	137	663
Other	442	156	891	822
	$1,099	$2,078	$3,790	$6,441
EBITDA
Electron devices	$19,285	$16,774	$51,126	$45,975
Satcom equipment	2,564	2,851	7,795	4,242
Other	(1,521)	(2,188)	(9,257)	(7,181)
	$20,328	$17,437	$49,664	$43,036

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP as a measure of operating performance or operating cash flows as a measure of liquidity. The Company’s use of the term EBITDA varies from others in the Company’s industry. The Company’s presentation of EBITDA should not be construed to imply that the Company’s future results will be unaffected by unusual or non-recurring items. Operating income by the Company’s reportable segments was as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Operating income
Electron devices	$17,158	$14,923	$44,728	$40,518
Satcom equipment	2,316	2,592	7,019	3,499
Other	(4,204)	(5,551)	(18,521)	(20,498)
	$15,270	$11,964	$33,226	$23,519

The following table reconciles net income to EBITDA:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income	$6,151	$2,945	$8,902	$989
Depreciation and amortization	5,058	5,473	16,438	19,517
Interest expense, net	6,753	6,784	20,467	20,437
Income tax expense	2,366	2,235	3,857	2,093
EBITDA	$20,328	$17,437	$49,664	$43,036

11.Supplemental Guarantors Condensed Consolidating Financial Information

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 28, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$54,873	$6,399	$—	$61,272
Restricted cash	—	—	2,352	99	—	2,451
Accounts receivable, net	—	—	35,435	19,566	—	55,001
Inventories	—	—	68,709	24,601	(1,098)	92,212
Deferred tax assets	—	—	13,523	769	—	14,292
Intercompany receivable	—	—	51,708	11,881	(63,589)	—
Prepaid and other current assets	2	67	2,531	1,291	417	4,308
Total current assets	2	67	229,131	64,606	(64,270)	229,536
Property, plant and equipment, net	—	—	60,505	16,563	—	77,068
Deferred debt issue costs, net	—	10,282	—	—	—	10,282
Intangible assets, net	—	—	157,169	85,400	—	242,569
Goodwill	—	—	91,976	87,618	—	179,594
Other long-term assets	—	—	920	114	—	1,034
Investment in subsidiaries	204,996	581,809	17,847	—	(804,652)	—
Total assets	$204,998	$592,158	$557,548	$254,301	$(868,922)	$740,083
Liabilities and stockholders’ equity
Accounts payable	$—	$—	$14,788	$10,549	$—	$25,337
Accrued expenses	650	7,013	18,574	5,646	39	31,922
Product warranty	—	—	2,346	1,759	—	4,105
Income taxes payable	—	—	1,843	4,315	—	6,158
Advance payments from customers	—	—	11,684	4,517	—	16,201
Intercompany payable	—	1,401	7,847	—	(9,248)	—
Total current liabilities	650	8,414	57,082	26,786	(9,209)	83,723
Deferred income taxes	—	—	64,538	22,565	—	87,103
Long-term debt, less current portion	—	358,703	—	—	—	358,703
Other long-term liabilities	—	—	5,283	923	—	6,206
Total liabilities	650	367,117	126,903	50,274	(9,209)	535,735
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	375,433	191,702	(778,235)	—
Equity investment in subsidiary	(1,075)	(1,075)	9,377	—	(7,227)	—
Additional paid-in capital	199,319	—	—	—	—	199,319
Accumulated other comprehensive loss	—	—	—	(1,075)	—	(1,075)
Retained earnings	6,104	15,016	45,835	13,400	(74,251)	6,104
Total stockholders’ equity	204,348	225,041	430,645	204,027	(859,713)	204,348
Total liabilities and stockholders’ equity	$204,998	$592,158	$557,548	$254,301	$(868,922)	$740,083

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 28, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$78,929	$46,829	$(16,142)	$109,616
Cost of sales	—	—	56,081	35,397	(15,774)	75,704
Gross profit	—	—	22,848	11,432	(368)	33,912
Operating costs and expenses:
Research and development	—	—	1,404	2,446	—	3,850
Selling and marketing	—	—	3,725	2,786	(893)	5,618
General and administrative	658	620	3,882	2,028	39	7,227
Amortization of acquisition-related intangible assets	—	—	944	1,003	—	1,947
Total operating costs and expenses	658	620	9,955	8,263	(854)	18,642
Operating (loss) income	(658)	(620)	12,893	3,169	486	15,270
Interest expense (income), net	—	6,770	(15)	(2)	—	6,753
(Loss) income before income tax expense and equity in income of subsidiaries	(658)	(7,390)	12,908	3,171	486	8,517
Income tax (benefit) expense	(221)	(2,815)	5,127	74	201	2,366
Equity in income of subsidiaries	6,588	11,163	369	—	(18,120)	—
Net income	6,151	6,588	8,150	3,097	(17,835)	6,151
Equity in other comprehensive loss of subsidiaries, net of tax	(490)	(490)	—	—	980	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(490)	—	(490)
Total other comprehensive loss, net of tax	—	—	—	(490)	—	(490)
Comprehensive income	$5,661	$6,098	$8,150	$2,607	$(16,855)	$5,661

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 29, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$73,736	$37,251	$(13,794)	$97,193
Cost of sales	—	—	53,540	27,998	(13,862)	67,676
Gross profit	—	—	20,196	9,253	68	29,517
Operating costs and expenses:
Research and development	—	—	1,088	2,282	—	3,370
Selling and marketing	—	—	2,891	2,318	—	5,209
General and administrative	559	748	3,950	1,053	—	6,310
Amortization of acquisition-related intangible assets	—	—	1,723	941	—	2,664
Total operating costs and expenses	559	748	9,652	6,594	—	17,553
Operating (loss) income	(559)	(748)	10,544	2,659	68	11,964
Interest expense (income), net	—	6,787	1	(4)	—	6,784
(Loss) income before income tax expense and equity in income of subsidiaries	(559)	(7,535)	10,543	2,663	68	5,180
Income tax (benefit) expense	(212)	(2,891)	5,146	166	26	2,235
Equity in income of subsidiaries	3,292	7,936	201	—	(11,429)	—
Net income	2,945	3,292	5,598	2,497	(11,387)	2,945
Equity in other comprehensive income of subsidiaries, net of tax	(356)	(356)	—	—	712	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(356)	—	(356)
Total other comprehensive loss, net of tax	—	—	—	(356)	—	(356)
Comprehensive income	$2,589	$2,936	$5,598	$2,141	$(10,675)	$2,589

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended June 28, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$229,507	$129,676	$(49,787)	$309,396
Cost of sales	—	—	170,293	99,151	(48,634)	220,810
Gross profit	—	—	59,214	30,525	(1,153)	88,586
Operating costs and expenses:
Research and development	—	—	3,924	7,157	—	11,081
Selling and marketing	—	—	9,455	8,107	(1,107)	16,455
General and administrative	1,671	1,273	12,897	4,621	343	20,805
Amortization of acquisition-related intangible assets	—	—	4,004	3,015	—	7,019
Total operating costs and expenses	1,671	1,273	30,280	22,900	(764)	55,360
Operating (loss) income	(1,671)	(1,273)	28,934	7,625	(389)	33,226
Interest expense (income), net	—	20,478	(16)	5	—	20,467
(Loss) income before income tax expense and equity in income of subsidiaries	(1,671)	(21,751)	28,950	7,620	(389)	12,759
Income tax (benefit) expense	(591)	(8,269)	12,224	625	(132)	3,857
Equity in income of subsidiaries	9,982	23,464	422	—	(33,868)	—
Net income	8,902	9,982	17,148	6,995	(34,125)	8,902
Equity in other comprehensive loss of subsidiaries, net of tax	(1,524)	(1,524)	—	—	3,048	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(1,524)	—	(1,524)
Total other comprehensive loss, net of tax	—	—	—	(1,524)	—	(1,524)
Comprehensive income	$7,378	$8,458	$17,148	$5,471	$(31,077)	$7,378

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended June 29, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$216,889	$114,534	$(44,792)	$286,631
Cost of sales	—	—	162,690	88,822	(44,877)	206,635
Gross profit	—	—	54,199	25,712	85	79,996
Operating costs and expenses:
Research and development	—	—	3,380	7,017	—	10,397
Selling and marketing	—	—	9,295	7,050	—	16,345
General and administrative	1,413	814	11,973	4,283	—	18,483
Amortization of acquisition-related intangible assets	—	—	6,514	4,738	—	11,252
Total operating costs and expenses	1,413	814	31,162	23,088	—	56,477
Operating (loss) income	(1,413)	(814)	23,037	2,624	85	23,519
Interest expense (income), net	—	20,446	3	(12)	—	20,437
(Loss) income before income tax expense and equity in income of subsidiaries	(1,413)	(21,260)	23,034	2,636	85	3,082
Income tax (benefit) expense	(537)	(8,078)	10,255	421	32	2,093
Equity in income of subsidiaries	1,865	15,047	657	—	(17,569)	—
Net income	989	1,865	13,436	2,215	(17,516)	989
Equity in other comprehensive income of subsidiaries, net of tax	688	688	—	—	(1,376)	—
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax	—	—	—	688	—	688
Total other comprehensive income, net of tax	—	—	—	688	—	688
Comprehensive income	$1,677	$2,553	$13,436	$2,903	$(18,892)	$1,677

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 28, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$—	$30,737	$(110)	$30,627
Cash flows from investing activities
Capital expenditures	—	—	(2,835)	(955)	(3,790)
Acquisitions	—	—	(3,871)	(1,500)	(5,371)
Net cash used in investing activities	—	—	(6,706)	(2,455)	(9,161)
Cash flows from financing activities
Return of intercompany capital	—	19,181	—	(19,181)	—
Intercompany funding	—	(15,981)	(3,200)	19,181	—
Repayment of borrowings under CPII’s term loan facility	—	(3,200)	—	—	(3,200)
Net cash used in financing activities	—	—	(3,200)	—	(3,200)
Net increase (decrease) in cash and cash equivalents	—	—	20,831	(2,565)	18,266
Cash and cash equivalents at beginning of period	—	—	34,042	8,964	43,006
Cash and cash equivalents at end of period	$—	$—	$54,873	$6,399	$61,272

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 29, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$13,554	$931	$14,485
Cash flows from investing activities
Capital expenditures	—	—	(5,618)	(823)	(6,441)
Acquisition	—	—	(400)	—	(400)
Net cash used in investing activities	—	—	(6,018)	(823)	(6,841)
Cash flows from financing activities
Intercompany funding	—	1,125	(596)	(529)	—
Repayment of borrowings under CPII’s term loan facility	—	(1,125)	—	—	(1,125)
Net cash used in financing activities	—	—	(596)	(529)	(1,125)
Net increase (decrease) in cash and cash equivalents	—	—	6,940	(421)	6,519
Cash and cash equivalents at beginning of period	—	—	20,465	14,490	34,955
Cash and cash equivalents at end of period	$—	$—	$27,405	$14,069	$41,474

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2013 and 2012 comprise the 52-week periods ending September 27, 2013 and September 28, 2012, respectively. The third quarters of both fiscal years 2013 and 2012 include 13 weeks. The first three quarters of both fiscal years 2013 and 2012 include 39 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

On June 25, 2013, we completed our acquisition of certain assets of M C L, Inc., (“MCL”) a manufacturer of power amplifier products and systems for the satellite communications market and a wholly owned subsidiary of MITEQ, Inc., for a payment of approximately $5.4 million in cash, subject to customary working capital adjustments. The acquisition was funded entirely from our cash on hand. MCL, which operates a manufacturing facility in Bolingbrook, Illinois, has been integrated into our Satcom Division as a part of our satcom equipment operating segment.

On June 30, 2012, we completed our acquisition of the Codan Satcom (“Codan”) business from Codan Limited, an Australian-based public company, for a payment of approximately $7.5 million in cash. The acquisition was funded entirely from our cash on hand. Codan designs and manufactures solid-state RF subsystems for satellite communications services to commercial and government customers. The acquisition of Codan expanded our portfolio of solid-state and satellite communications products and enabled us to offer customers the most complete line of satellite communications amplifiers, operating at all satellite uplink frequencies and power levels, in the industry. The Codan business, which consisted of an operation based in Newton, South Australia and the Locus Microwave operation based in Boalsburg, Pennsylvania, was integrated into our Communications & Medical Products Division in Ontario, Canada, as part of our electron devices operating segment. In the three months ended June 28, 2013, we completed the relocation of the Australian-based operation, which designs and manufactures C-band and Ku-band subsystems and block-up converters (“BUCs”), to our existing Canadian facilities. We also have established an engineering center in South Australia for a number of key research and development personnel from this operation. The Pennsylvania-based Locus Microwave operation, which designs and manufactures X-band and Ku-band BUCs, primarily for military communications applications, has remained in its current location and is now operating under the name “CPI Locus Microwave, Inc.”

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

Our orders by market for the nine months ended June 28, 2013 and June 29, 2012 are summarized as follows (dollars in millions):

	Nine Months Ended
	June 28, 2013		June 29, 2012		Increase (Decrease)
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$153.4	40%	$119.5	43%	$33.9	28%
Medical	55.9	15	49.0	17	6.9	14
Communications	150.8	39	87.9	31	62.9	72
Industrial	16.6	4	14.5	5	2.1	14
Scientific	9.0	2	10.7	4	(1.7)	(16)
Total	$385.7	100%	$281.6	100%	$104.1	37%

Orders of $385.7 million for the nine months ended June 28, 2013 were $104.1 million, or approximately 37%, higher than orders of $281.6 million for the nine months ended June 29, 2012. Explanations for the order increase or decrease by market for the nine months ended June 28, 2013 compared to the nine months ended June 29, 2012 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets primarily comprised many smaller orders of less than $3.0 million by product or program, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets increased 28%, primarily as a result of increased demand for products to support various U.S. and foreign military radar systems, particularly the Aegis radar system. Demand for products to support U.S. military electronic warfare systems increased as well.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and other applications, and for radiation therapy applications for the treatment of cancer. The 14% increase in medical orders resulted principally from increases in demand for products to support radiation therapy and x-ray imaging applications. Demand for products to support MRI applications also increased.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 72% increase in communications orders was largely the result of one large order for military communications applications, specifically for advanced tactical common data link (“TCDL”) antenna products to support intelligence, surveillance and reconnaissance (“ISR”) applications, for which we expect to make shipments in the last three months of fiscal year 2013 through fiscal year 2015. Orders to support other military communications and commercial broadcast applications increased, as well, including orders to support broadband data communications applications. Our communications orders in the nine months ended June 28, 2013 also included orders for products from the Codan business that we acquired in the fourth quarter of fiscal year 2012. The acquisition of the former MCL business in June 2013 did not have a material impact on our communications orders in the most recent period.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $2.1 million increase in industrial orders was due primarily to an increase in demand for products to support electromagnetic vulnerability testing and chemical analysis applications, partially offset by a decrease in demand for products used in cargo screening applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.7 million decrease in scientific orders was primarily due to a decrease in orders to support certain foreign and domestic accelerator programs due to the timing of those programs.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of June 28, 2013, we had an order backlog of $324.5 million, compared to an order backlog of $243.5 million as of June 29, 2012. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

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

Three Months Ended June 28, 2013 Compared to Three Months Ended June 29, 2012
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				Increase(Decrease)
	June 28, 2013		June 29, 2012
	Amount	% of Sales	Amount	% of Sales	Amount
Sales	$109.6	100.0%	$97.2	100.0%	$12.4
Cost of sales	75.7	69.1	67.7	69.7	8.0
Gross profit	33.9	30.9	29.5	30.3	4.4
Research and development	3.9	3.6	3.4	3.5	0.5
Selling and marketing	5.6	5.1	5.2	5.3	0.4
General and administrative	7.2	6.6	6.3	6.5	0.9
Amortization of acquisition-related intangibles	1.9	1.7	2.7	2.8	(0.8)
Operating income	15.3	14.0	12.0	12.3	3.3
Interest expense, net	6.8	6.2	6.8	7.0	—
Income before taxes	8.5	7.8	5.2	5.3	3.3
Income tax expense	2.4	2.2	2.2	2.3	0.2
Net income	$6.2	5.7%	$2.9	3.0%	$3.3
Other Data:
EBITDA (a)	$20.3	18.5%	$17.4	17.9%	$2.9

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

 For a reconciliation of Net Income to EBITDA, see Note 10 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended June 28, 2013 and June 29, 2012 are summarized as follows (dollars in millions):

	Three Months Ended
	June 28, 2013		June 29, 2012		Increase
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$41.5	38%	$36.5	37%	$5.0	14%
Medical	18.4	17	18.3	19	0.1	1
Communications	38.4	35	33.0	34	5.4	16
Industrial	6.6	6	6.4	7	0.2	3
Scientific	4.7	4	3.0	3	1.7	57
Total	$109.6	100%	$97.2	100%	$12.4	13%

Sales of $109.6 million for the three months ended June 28, 2013 were $12.4 million, or approximately 13%, higher than sales of $97.2 million for the three months ended June 29, 2012. Explanations for the sales increase by market for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets increased 14% primarily due to higher sales of products to support various U.S. and foreign radar systems, particularly the Aegis radar system.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 1% increase in sales of our medical products in the three months ended June 28, 2013 was primarily due to higher sales of products to support x-ray imaging applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 16% increase in sales in the communications market was largely due to the inclusion of sales from the Codan business we acquired in the fourth quarter of fiscal year 2012. Sales of products to support military communications applications, including advanced TCDL antenna products, and sales of products to support certain commercial communications applications, including direct-to-home broadcast applications, increased, as well. The acquisition of the former MCL business in June 2013 did not have a material impact on our communications sales in the most recent period.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.2 million increase in sales of industrial products in the three months ended June 28, 2013 was primarily due to higher sales to support chemical analysis applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.7 million increase in scientific sales was due to higher sales to support certain foreign fusion and accelerator programs.

Gross Profit. Gross profit was $33.9 million, or 30.9% of sales, for the three months ended June 28, 2013 as compared to $29.5 million, or 30.3% of sales, for the three months ended June 29, 2012. The $4.4 million increase in gross profit for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012 was primarily due to higher sales volume and a favorable mix of product shipments in the three months ended June 28, 2013.
Research and Development. Research and development expenses were $3.9 million, or 3.6% of sales, for the three months ended June 28, 2013 and $3.4 million, or 3.5% of sales, for the three months ended June 29, 2012. The $0.5 million increase in research and development expenses for the three months ended June 28, 2013 compared to the three months ended June 29, 2012 was primarily due to the addition of development activity associated with the solid-state products that were acquired from Codan on June 30, 2012.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	June 28, 2013	June 29, 2012
Company sponsored	$3.9	$3.4
Customer sponsored, charged to cost of sales	3.8	3.4
	$7.7	$6.8

Customer-sponsored research and development represents non-recurring development costs incurred on customer sales contracts to develop new or improved products.
Selling and Marketing. Selling and marketing expenses were $5.6 million, or 5.1% of sales, for the three months ended June 28, 2013, and $5.2 million, or 5.3% of sales, for the three months ended June 29, 2012. The $0.4 million increase in selling and marketing expenses for the three months ended June 28, 2013, compared to the three months ended June 29, 2012, was primarily due to expenses for solid-state product lines that were acquired from Codan on June 30, 2012.
General and Administrative. General and administrative expenses were $7.2 million, or 6.6% of sales, for the three months ended June 28, 2013, and $6.3 million, or 6.5% of sales, for the three months ended June 29, 2012. The $0.9 million increase in general and administrative expenses for the three months ended June 28, 2013, compared to the three months ended June 29, 2012, was primarily due to higher management incentive accruals due to improved financial performance, and expenses related to the negotiation, closing and integration of acquisitions, including for the MCL acquisition and integration of the Codan acquisition into CPI.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $1.9 million for the three months ended June 28, 2013 and $2.7 million for the three months ended June 29, 2012. The $0.8 million decrease in amortization of acquisition-related intangibles for the three months ended June 28, 2013, compared to the three months ended June 29, 2012, was primarily due to completing backlog amortization in prior periods.
Interest Expense, Net (“Interest Expense”). Interest expense was $6.8 million, or 6.2% of sales, for the three months ended June 28, 2013 and $6.8 million, or 7.0% of sales, for the three months ended June 29, 2012.
Income Tax Expense. We recorded income tax expense of $2.4 million for the three months ended June 28, 2013 and income tax expense of $2.2 million for the three months ended June 29, 2012. The effective income tax rate for the three months ended June 28, 2013 was 28%, and the effective income tax rate for the three months ended June 29, 2012 was 43%. The 28% effective income tax rate for the three months ended June 28, 2013 was lower than our estimated annual effective income tax rate of 37% for fiscal year 2013 primarily due to discrete tax benefits related to filing prior year U.S. income tax returns and an adjustment to deferred taxes for undistributed earnings of the Company’s Canadian subsidiary. The 43% effective income tax rate for the three months ended June 29, 2012 was higher than our estimated annual effective income tax rate of 35% for fiscal year 2012 primarily due to discrete tax charges related to filing prior year U.S. income tax returns.

Net Income. Net income was $6.2 million, or 5.7% of sales, for the three months ended June 28, 2013 as compared to a net income of $2.9 million, or 3.0% of sales, for the three months ended June 29, 2012. The $3.3 million increase in net income in the three months ended June 28, 2013, compared to the three months ended June 29, 2012, was primarily due to higher gross profit due to higher sales volume and a favorable mix of product shipments and lower intangible amortization expense, partially offset by higher operating expenses due to the inclusion of the Codan business.
EBITDA. EBITDA was $20.3 million, or 18.5% of sales, for the three months ended June 28, 2013 as compared to $17.4 million, or 17.9% of sales, for the three months ended June 29, 2012. The $2.9 million increase in EBITDA in the three months ended June 28, 2013, compared to the three months ended June 29, 2012, was primarily due to higher sales volume and a favorable mix of product shipments, partially offset by higher operating expenses due to the inclusion of the Codan business.

Nine Months Ended June 28, 2013 Compared to Nine Months Ended June 29, 2012
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Nine Months Ended				Increase(Decrease)
	June 28, 2013		June 29, 2012
	Amount	% of Sales	Amount	% of Sales	Amount
Sales	$309.4	100.0%	$286.6	100.0%	$22.8
Cost of sales	220.8	71.4	206.6	72.1	14.2
Gross profit	88.6	28.6	80.0	27.9	8.6
Research and development	11.1	3.6	10.4	3.6	0.7
Selling and marketing	16.5	5.3	16.3	5.7	0.2
General and administrative	20.8	6.7	18.5	6.5	2.3
Amortization of acquisition-related intangibles	7.0	2.3	11.3	3.9	(4.3)
Operating income	33.2	10.7	23.5	8.2	9.7
Interest expense, net	20.5	6.6	20.4	7.1	0.1
Income before taxes	12.8	4.1	3.1	1.1	9.7
Income tax expense	3.9	1.3	2.1	0.7	1.8
Net income	$8.9	2.9%	$1.0	0.3%	$7.9
Other Data:
EBITDA (a)	$49.7	16.1%	$43.0	15.0%	$6.7

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

 For a reconciliation of Net Income to EBITDA, see Note 10 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the nine months ended June 28, 2013 and June 29, 2012 are summarized as follows (dollars in millions):

	Nine Months Ended
	June 28, 2013		June 29, 2012		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$117.9	38%	$106.0	37%	$11.9	11%
Medical	58.2	19	57.7	20	0.5	1
Communications	105.8	34	95.3	33	10.5	11
Industrial	15.9	5	17.9	6	(2.0)	(11)
Scientific	11.6	4	9.7	4	1.9	20
Total	$309.4	100%	$286.6	100%	$22.8	8%

Sales of $309.4 million for the nine months ended June 28, 2013 were $22.8 million, or approximately 8%, higher than sales of $286.6 million for the nine months ended June 29, 2012. Explanations for the sales increase or decrease by market for the nine months ended June 28, 2013 as compared to the nine months ended June 29, 2012 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets increased 11% due to higher demand for products to support a U.S. military electronic warfare system and U.S. radar systems, including the Aegis radar system.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 1% increase in sales of our medical products in the nine months ended June 28, 2013 was primarily due to an increase in sales of products to support MRI and radiation therapy applications. This increase was partially offset by lower sales of x-ray imaging products, particularly for customers in Russia due to seasonal fluctuations in demand for x-ray imaging products.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 11% increase in sales in the communications market was primarily due to the inclusion of sales from the Codan business we acquired in the fourth quarter of fiscal year 2012. Sales of products to support certain military and commercial communications applications, including direct-to-home and broadband data communications applications, also increased. The acquisition of the former MCL business in June 2013 did not have a material impact on our communications sales in the most recent period.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $2.0 million decrease in sales of industrial products in the nine months ended June 28, 2013 was due to lower sales to support electromagnetic vulnerability testing, cargo screening and other industrial applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.9 million increase in scientific sales was primarily the result of an increase in sales for accelerator programs.

Gross Profit. Gross profit was $88.6 million, or 28.6% of sales, for the nine months ended June 28, 2013 as compared to $80.0 million, or 27.9% of sales, for the nine months ended June 29, 2012. The $8.6 million increase in gross profit for the nine months ended June 28, 2013, compared to the nine months ended June 29, 2012, was primarily due to higher sales volume and a favorable mix of product shipments in the nine months ended June 28, 2013.

Research and Development. Research and development expenses were $11.1 million, or 3.6% of sales, for the nine months ended June 28, 2013 and $10.4 million, or 3.6% of sales, for the nine months ended June 29, 2012. The $0.7 million increase in research and development expenses for the nine months ended June 28, 2013, compared to the nine months ended June 29, 2012, was primarily due to the addition of development activity associated with the solid-state products that were acquired from Codan on June 30, 2012.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Nine Months Ended
	June 28, 2013	June 29, 2012
Company sponsored	$11.1	$10.4
Customer sponsored, charged to cost of sales	9.9	10.8
	$21.0	$21.2

Customer-sponsored research and development represents non-recurring development costs incurred on customer sales contracts to develop new or improved products. The reduction of customer-funded research and development expenses was primarily due to the completion of customer-funded programs for certain advanced antenna and solid-state products, as these products are now in production.
Selling and Marketing. Selling and marketing expenses were $16.5 million, or 5.3% of sales, for the nine months ended June 28, 2013, and $16.3 million, or 5.7% of sales, for the nine months ended June 29, 2012. There was no significant change in selling and marketing expenses for the nine months ended June 28, 2013 compared to nine months ended June 29, 2012.
General and Administrative. General and administrative expenses were $20.8 million, or 6.7% of sales, for the nine months ended June 28, 2013, and $18.5 million, or 6.5% of sales, for the nine months ended June 29, 2012. The $2.3 million increase in general and administrative expenses in the nine months ended June 28, 2013, compared to the nine months ended June 29, 2012, was primarily due to expenses related to the integration of the Codan acquisition into CPI and higher management incentive accruals due to improved financial performance, partially offset by favorable foreign currency expense.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $7.0 million for the nine months ended June 28, 2013 and $11.3 million for the nine months ended June 29, 2012. The $4.3 million decrease in amortization of acquisition-related intangibles for the nine months ended June 28, 2013, compared to the nine months ended June 29, 2012, was primarily due to completing a portion of the backlog amortization in fiscal year 2012.
Interest Expense, Net (“Interest Expense”). Interest expense was $20.5 million, or 6.6% of sales, for the nine months ended June 28, 2013 and $20.4 million, or 7.1% of sales, for the nine months ended June 29, 2012. There was no significant change in interest expense for the nine months ended June 28, 2013 compared to the nine months ended June 29, 2012.
Income Tax Expense. We recorded income tax expense of $3.9 million for the nine months ended June 28, 2013 and income tax expense of $2.1 million for the nine months ended June 29, 2012. The 30% effective income tax rate for the nine months ended June 28, 2013 was lower than our estimated annual effective income tax rate of 37% for fiscal year 2013 primarily due to discrete tax benefits related to filing prior year U.S. income tax returns and an adjustment to deferred taxes for undistributed earnings of the Company’s Canadian subsidiary. The 68% effective income tax rate for the nine months ended June 29, 2012 was higher than our estimated annual effective income tax rate of 35% for fiscal year 2012 primarily due to discrete tax charges related to filing prior year U.S. and Canada income tax returns and an adjustment to deferred taxes on undistributed earnings for the Company’s Canadian subsidiary.

Net Income. Net income was $8.9 million, or 2.9% of sales, for the nine months ended June 28, 2013 as compared to net income of $1.0 million, or 0.3% of sales, for the nine months ended June 29, 2012. The $7.9 million increase in net income in the nine months ended June 28, 2013, compared to the nine months ended June 29, 2012, was primarily due to higher sales volume and a favorable mix of product shipments and lower intangible amortization expense, partially offset by higher acquisition closing and integration expenses, income tax provision and operating expenses due to the inclusion of the Codan business.
EBITDA. EBITDA was $49.7 million, or 16.1% of sales, for the nine months ended June 28, 2013 as compared to $43.0 million, or 15.0% of sales, for the nine months ended June 29, 2012. The $6.7 million increase in EBITDA in the nine months ended June 28, 2013, compared to the nine months ended June 29, 2012, was primarily due to higher sales volume and a favorable mix of product shipments, partially offset by higher acquisition closing and integration expenses and operating expenses due to the inclusion of the Codan business.

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

On June 25, 2013, we completed our acquisition of certain assets of M C L, Inc. (“MCL”), a Bolingbrook, Illinois-based manufacturing company, for a payment of approximately $5.4 million in cash, subject to customary working capital adjustments. On June 30, 2012, we completed our acquisition of the Codan Satcom business from Codan Limited, an Australian-based public company, to whom we have paid $7.5 million (including goods and services tax). Both acquisitions were funded using available cash on hand.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	June 28, 2013	September 28, 2012
Cash and cash equivalents	$61.3	$43.0
Working capital	$145.8	$126.9

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $2.5 million as of June 28, 2013, consisting of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of June 28, 2013, excluding approximately $4.0 million of outstanding letters of credit, our total indebtedness was $359.2 million before unamortized original issue discount of $0.5 million. We also had an additional $26.0 million available for borrowing under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. For the three and nine months ended June 28, 2013, our interest expense exclusive of debt issue costs and discount amortization was $6.2 million and $18.7 million, respectively, and our cash interest paid was $1.9 million and $14.4 million, respectively.

As of June 28, 2013 and September 28, 2012, we were in compliance with the covenants under the agreements governing our senior credit facilities and the indentures governing our senior notes. Currently, our most significant debt covenants require us to maintain a maximum leverage ratio of 6.25:1 and a minimum cash interest ratio of 1.85:1. Our current leverage ratio is approximately 4.6:1 and our cash interest ratio is approximately 2.95:1.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Nine Months Ended
	June 28, 2013	June 29, 2012
Net cash provided by operating activities	$30.7	$14.4
Net cash used in investing activities	(9.2)	(6.8)
Net cash used in financing activities	(3.2)	(1.1)
Net increase in cash and cash equivalents	$18.3	$6.5

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $30.7 million in the nine months ended June 28, 2013 was attributable to net income of $8.9 million; depreciation, amortization and other non-cash charges of $17.5 million; and net cash provided by working capital of $4.3 million. The primary sources of cash for working capital during the nine months ended June 28, 2013 were increases in income taxes and accrued expenses, partially offset by an increase in inventories and a decrease in accounts payable. Income taxes increased due to higher pre-tax earnings; accrued expenses increased primarily as a result of an increase in accrued interest related to the timing of the semi-annual interest payments on our long-term debt; inventories increased to support increased orders and anticipated sales activity in future fiscal quarters; and accounts payable increased as a result of increased inventory purchases.

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

Investing Activities

Investing activities for the nine months ended June 28, 2013 comprised payment of $5.4 million made for the acquisition of certain assets of MCL and capital expenditures of $3.8 million. Investing activities for the nine months ended June 29, 2012 comprised $6.4 million of capital expenditures and $0.4 million payment for a business combination.

Financing Activities

Financing activities for the nine months ended June 28, 2013 and June 29, 2012 comprised repayment of borrowings under CPII’s term loan facility of $3.2 million and $1.1 million, respectively.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 28, 2013 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2013 (remaining three months)	2014-2015	2016-2017	Thereafter
Operating leases	$5,199	$483	$2,071	$406	$2,239
Purchase commitments	42,262	22,977	19,285	—	—
Debt obligations	359,175	—	1,420	142,755	215,000
Interest on debt obligations	113,325	10,521	49,752	44,691	8,361
Uncertain tax positions, including interest	3,254	3,254	—	—	—
Total cash obligations	$523,215	$37,235	$72,528	$187,852	$225,600
Standby letters of credit	$4,037	$4,037

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates and that interest rates in effect on June 28, 2013 remain constant for future periods. The table also reflects the remaining mandatory quarterly repayments, as adjusted as a result of the “excess cash flow” (“ECF”) prepayment made under the credit agreement governing our senior credit facilities in the first quarter of fiscal year 2013. Due to the ECF prepayment made, no mandatory quarterly repayment is to be made until the first quarter of fiscal year 2015. The above table does not reflect future ECF or other optional prepayments, if any, that may be required under the senior credit facilities.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the timing of payments and actual amounts paid may be different.

As of June 28, 2013, there were no material changes to our other contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 filed with Securities and Exchange Commission. See also Note 8 to the accompanying unaudited condensed consolidated financial statements for details on certain of our contingencies.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total capital expenditures for the three and nine months ended June 28, 2013 were $1.1 million and $3.8 million, respectively. For the full fiscal year 2013, ongoing capital expenditures are expected to be approximately $5.5 million to $6.5 million and to be funded by cash flows from operating activities.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of June 28, 2013, we had fixed-rate senior notes of $215.0 million due in 2018, bearing interest at 8% per year, and a variable–rate term loan of $143.7 million (net of $0.5 million unamortized original issue discount) under our senior secured credit facilities due in 2017. Our variable rate debt is subject to changes in the LIBOR rate. As of June 28, 2013, the variable interest rate on the term loan under the senior secured credit facilities was 5.0%.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At June 28, 2013, the fair value of foreign currency forward contracts was a short-term liability of $0.8 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. At June 28, 2013, the unrealized loss, net of tax of $0.2 million, was $0.7 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to anticipated transactions failing to occur for the three and nine months ended June 28, 2013 and June 29, 2012.

As of June 28, 2013, we had entered into Canadian dollar forward contracts for approximately $27.5 million (Canadian dollars), or approximately 67% of estimated Canadian dollar denominated expenses for July 2013 through March 2014, at an average rate of approximately 0.98 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

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

CPI INTERNATIONAL HOLDING CORP.

Dated:	August 7, 2013	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)