Form 10-K
period 2013-09-27
CPI International Holding Corp.
filed 2013-12-10
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 27, 2013
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
(650) 846-2900 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.			Yes	☒	No	☐

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

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of December 10, 2013, 1,000 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results projected, expected or implied by the forward-looking statements. These risk factors include, without limitation, competition in our end markets; our significant amount of debt; changes or reductions in the United States defense budget; currency fluctuations; goodwill impairment considerations; customer cancellations of sales contracts; U.S. Government contracts; export restrictions and other laws and regulations; international laws; changes in technology; the impact of unexpected costs; the impact of a general slowdown in the global economy; the impact of environmental and zoning laws and regulations; and inability to obtain raw materials and components. All written and oral forward-looking statements made in connection with this document that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing risk factors and other cautionary statements included herein and in our filings with the Securities and Exchange Commission (“SEC”). We are under no duty to update any of the forward-looking statements after the date of this document to conform such statements to actual results or to changes in our expectations.

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

CPI International Holding LLC (“Holding LLC”) owns all of the outstanding common stock of CPI International Holding Corp., headquartered in Palo Alto, California (“Successor” or “Parent”), the parent company of CPI International, Inc. (“CPII”). CPII, in turn, owns all of the outstanding equity interests of Communications & Power Industries LLC (formerly, Communications & Power Industries, Inc., “CPI”) and Communications & Power Industries Canada Inc. (“CPI Canada”), CPII’s main operating subsidiaries. Holding LLC, Parent and CPII are holding companies with no material assets or operations other than their respective direct or indirect equity interests in CPI and CPI Canada and activities related thereto.

On February 11, 2011, CPI International LLC (formerly, CPI International, Inc., “Predecessor”), then a Delaware corporation and publicly traded company, completed its merger with Catalyst Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of CPII (formerly, CPI International Acquisition, Inc.), a Delaware corporation, whereby Merger Sub merged with and into Predecessor (the “Merger”), with Predecessor continuing as the surviving corporation and a wholly owned subsidiary of CPII. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of November 24, 2010, among Predecessor, CPII and Merger Sub (the "Merger Agreement"). Immediately following the consummation of the Merger, Predecessor was converted into a limited liability company and liquidated.

As used herein, unless the context indicates or otherwise requires, (i) for periods prior to the Merger, the terms “we,” “us,” “our” and the “Company” refer to Predecessor and its consolidated subsidiaries, and for periods after the Merger, the terms refer to Successor, its consolidated subsidiaries and, where the context so requires, its direct and indirect parent companies, and (ii) all references to fiscal year 2011 represent the combined operations of Predecessor from October 2, 2010 to February 10, 2011 and Successor from February 11, 2011 to September 30, 2011.

Our Company

We are a provider of microwave, radio frequency (“RF”), power and control products for applications in the defense, communications, medical and scientific industries. We develop, manufacture and distribute products used to generate, amplify, transmit and receive high-power/high-frequency microwave and RF signals and/or provide power and control for various defense and commercial applications. Our products are used for transmitting radar signals for threat tracking and navigation; transmitting decoy and jamming signals for electronic warfare; transmitting and amplifying voice, data and video signals for broadcasting, data links, the Internet, flight testing and other types of communications; providing power and control for medical diagnostic imaging; generating microwave energy for radiation therapy in the treatment of cancer; and for various industrial and scientific applications.

We have an extensive portfolio of more than 4,500 products that includes a wide range of electron device products, consisting of vacuum electron devices (“VEDs”), solid-state devices, medical x-ray generators and various electronic power supply and control equipment, as well as satellite communications (“satcom”) amplifiers, advanced antenna technology and advanced composite radomes.

We estimate that our products are currently installed on more than 125 United States defense systems and more than 180 commercial systems. Both defense and commercial applications require the generation, control and transmission of high-power and high-frequency microwave and RF signals for which electron device products are the most efficient technology. Our products are elements of U.S. and foreign military programs and platforms, including numerous airborne, ship-borne and ground-based platforms. In addition to our strong presence in defense applications, we have successfully applied our key technologies to commercial end markets, including communications, medical, industrial and scientific applications, which provide us with a diversified base of sales. Revenues during fiscal year 2013 were split approximately evenly between defense and commercial applications.

We believe that the majority of our VED products are consumable with an average life of between three and seven years, and once they are installed in original equipment, they generate recurring sales of spares and repairs. We regularly work with our customers, often utilizing customer-funded R&D programs to create and upgrade customized products with enhanced bandwidth, power and reliability. We estimate that approximately 35% of our total sales for fiscal year 2013 were generated from sales of spares and repairs, including upgraded replacements for existing products, providing us with a relatively stable business that is less vulnerable to dramatic shifts in market conditions. In addition, in fiscal year 2013, we generated approximately 63% of our total sales from products for which we believe, based on information we collect during the ordering process, that we were the only supplier solicited by the applicable customers to provide such products.

We are organized into seven divisions, including the division formed in October 2013 from our acquisition of Radant Technologies, Inc. We operate from a total of 10 manufacturing facilities in North America: Microwave Power Products Division (Palo Alto, California), Beverly Microwave Division (Beverly, Massachusetts), Satcom Division (Ontario, Canada and Lisle, Illinois), Communications & Medical Products Division (Ontario, Canada and Boalsburg, Pennsylvania), Econco Division (Woodland, California), Malibu Division (Camarillo, California) and Radant Technologies Division (Clinton, Hudson and Stow, Massachusetts). Communications & Medical Products Division also has a research and development team in Adelaide, Australia specializing in solid-state products for the communications market. We sell and service our products to customers globally through our internal sales, marketing and service force of 167 professionals and 49 external sales organizations. Products are sold directly to the U.S. Department of Defense (“DoD”), foreign military services and commercial customers, as well as to original equipment manufacturers (“OEMs”) and systems integrators for ultimate sales to those customers. The U.S. Government is our only customer that accounted for more than 10% of our sales in fiscal year 2013. Approximately 37%, 35% and 40% of our sales in our 2013, 2012 and 2011 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors.

For the fiscal year ended September 27, 2013, we generated total sales of $419.4 million, net income of $10.9 million and Adjusted EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization, certain unusual or non-recurring items and certain non-cash items) of $72.8 million. See Item 6, “Selected Financial Data,” for additional information regarding Adjusted EBITDA.

Recent Events

On October 1, 2013, we completed our purchase of the outstanding stock of Radant Technologies, Inc. (“Radant”), a Massachusetts corporation, for a payment of approximately $36.0 million in cash, subject to post-closing adjustments based on a determination of Radant's closing net working capital. A maximum of $10.0 million in potential additional payments may be payable if certain financial targets are achieved over the next two years. Radant designs, manufactures and tests advanced composite radomes, reflector antennas and structures for defense aerospace and naval applications as well as commercial aerospace applications. The acquisition of Radant provides us with advanced technology and specialized products for radar, electronic warfare and communications applications that complement and extend our broad portfolio of microwave, RF, power and control solutions for these and other critical applications.

On June 25, 2013, we completed our acquisition of certain assets of M C L, Inc. (“MCL”), an Illinois corporation and a manufacturer of power amplifier products and systems for the satellite communications market, for a payment of $6.0 million in cash. MCL was a wholly owned subsidiary of MITEQ, Inc. The acquisition was made to support our strategic growth. MCL has been integrated into our Satcom Division as a part of our satcom equipment operating segment.

For financial information about our recent business combinations, see Note 3 to the accompanying consolidated financial statements.

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

Radar and Electronic Warfare Market (Defense)

Approximately half of our product sales for fiscal year 2013 were for U.S. and foreign government and military end use. We are one of three companies in the U.S. that have the facilities and expertise to produce a broad range of high-power microwave products customized to the demanding specifications required for advanced military applications.

We supply products used in various types of military radar systems, including search, fire control, tracking and weather radar systems. In radar systems, our products are used to generate or amplify electromagnetic energy pulses, which are transmitted via the radar system’s antenna through the air until they strike a target. The return “echo” is read and analyzed by the receiving portion of the radar system, which then enables the user to locate and identify the target. Our products have been an integral element of radar systems for more than six decades.

Through our new Radant Technologies Division, we supply radomes for radar applications, primarily on aircraft (either nose or belly-mounted), as well as on surface ships and submarines.

We supply microwave power amplifiers and radomes for electronic warfare programs. Electronic warfare systems provide protection for ships, aircraft and high-value land targets against radar-guided weapons by interfering with, deceiving or disabling the threats. Electronic warfare systems include onboard electronic equipment, pods that attach under aircraft wings and expendable decoys. Within an electronic warfare system, our components amplify low-level incoming signals received from enemy radar or enemy communications systems and amplify or modify those signals to enable the electronic warfare system either to jam or deceive the threat. We believe that we are a leading provider of microwave power sources for electronic warfare systems, having sold thousands of devices for those systems and having a sole provider position in products for certain high-power phased array systems and expendable decoys. Electronic warfare programs also include devices and subsystems being developed or supplied for high-power microwave applications, such as systems to disable and destroy improvised explosive devices (“IEDs”) and Active Denial (a system that uses microwave energy to deter unfriendly personnel). Many of the electronic warfare programs on which we are a qualified supplier are well-entrenched current programs for which we believe that there is ongoing demand.

Our radar and electronic warfare products include microwave and power grid power sources, microwave amplifiers, solid-state amplifiers, receiver protectors and multifunction integrated microwave assemblies, as well as complete transmitter subsystems consisting of the microwave amplifier, power supply and control system. Our product offering in the radar and electronic warfare market also includes advanced antenna systems for radar and radar simulators. Our products are used in airborne, unmanned aerial vehicles (“UAVs”), ground, shipboard and submarine radar and electronic warfare systems. We believe that we are a leading provider of power grid and microwave power sources for government radar and electronic warfare applications, with an installed base of products on more than 125 systems and a sole provider position in numerous landmark programs. Key defense platforms on which we provide components include the Aegis Combat System; Phalanx, Automatic Radar Periscope Detection and Discrimination (“ARPDD”), Air Traffic Navigation, Integration and Coordination System (“ATNAVICS”) and Hawk radar systems; MK-53 NULKA shipboard decoy system; SIRFC on-board jamming system; APN-245 Automatic Carrier Landing System (“ACLS”); B-52 and EA-18G aircraft; and many of the U.S. military radar and electronic warfare systems in service.

Our sales in the radar and electronic warfare market, which we also call our defense market, were $157.3 million, $147.0 million and $151.9 million in fiscal years 2013, 2012 and 2011, respectively. On average for the past three fiscal years, approximately 54% of our sales in the radar and electronic warfare market have been generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products.

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

Sales in the medical market were $75.3 million, $75.7 million and $68.0 million in fiscal years 2013, 2012 and 2011, respectively.

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

The market for our x-ray generators and associated products is broad, ranging from dealers who buy only a few generators per year, up to large OEMs who buy hundreds per year. We sell our x-ray generators and associated equipment worldwide and have been growing both our geographic presence and our product portfolio. We have introduced new products, including mobile x-ray generators, “Energy Assist” generators and x-ray generators with image processing systems, to assist customers in their migration from film-based radiology systems to digital radiology systems. We believe that we are one of the leading independent suppliers of x-ray generators in the world, and we believe that this market provides continued long-term growth opportunities for us.

We have traditionally focused on hospital, or “mid- to high-end,” applications, and we believe that we have become a premier supplier to this part of the market. There also exists substantial demand for “lower-end” applications, and we have families of products that allow us to participate in this part of the market.

Communications Market

In the communications market, we provide microwave and millimeter-wave amplifiers for commercial and military communications links for broadcast, video, voice and data transmission. Our sales in the communications market were $150.0 million, $130.4 million and $134.7 million in fiscal years 2013, 2012 and 2011, respectively. The communications market is the most dynamic of our end markets, and sales can vary significantly from quarter to quarter due, in part, to the timing and size of our shipments for specific programs during a particular quarter, including, for example, infrastructure programs for commercial direct-to-home or broadband satellite communications applications and military satellite communications programs. Approximately 32% of our total communications sales in fiscal year 2013 were for military communications purposes.

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

In June 2012, we acquired Codan Satcom, which designs and manufactures solid-state RF subsystems for satellite communications services to commercial and government customers; in June 2013, we acquired MCL, which manufactures power amplifier products and systems for the satellite communications market; and in October 2013, we acquired Radant, which manufactures advanced composite radomes, reflector antennas and structures for defense and communications markets. These acquisitions expanded our portfolio of solid-state and satellite communications products.

The majority of our communications products are sold into the satellite communications market. We estimate that we have a worldwide installed base of more than 42,000 amplifiers. We believe that we are a leading producer of power amplifiers, amplifier subsystems and high-power microwave devices for satellite uplinks, and that we offer one of the industry’s most comprehensive lines of satellite communications amplifiers, with offerings for virtually every currently applicable frequency and power requirement for both fixed and mobile satellite communications applications in the military and commercial arena. We believe our technological expertise, our well-established worldwide service network and our ability to design and manufacture both the fully integrated amplifier and either the associated high-power microwave device or the solid-state RF device allow us to provide a superior overall service to our customers.

We are participating in satellite communications growth areas, including: amplifiers for Ka-band applications, which is one of the major satellite communications growth areas for both commercial and military applications; the growing application worldwide of conventional and high-definition television for direct-to-home satellite broadcast; the use of satellite communications for broadband data communications; specialized amplifiers for the military communications market; and high-end radomes for in-flight entertainment on commercial aircraft and communications connectivity on commercial and military aircraft.

We believe satellite communication will be a critical element for supplying real time, high data-rate communications, intelligence and battlefield information to the front-line soldier. We currently provide satellite communication amplifiers for military platforms, such as the Warfighter Information Network - Tactical (“WIN-T”), Navy Multiband Terminal (“NMT”) and U.S. Special Operations Forces Deployable Node-Family of Terminals (“SDN-Lite FoT”) systems. Through our new Radant Technologies Division, we supply wideband satellite communications radomes for surface ships, aircraft and submarine platforms.

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

Industrial Market

The industrial market includes applications for a wide range of systems used for material processing, instrumentation and voltage generation. We offer a number of specialized product lines to address this diverse market. We produce fully integrated amplifiers that include the associated high-power microwave devices used in instrumentation applications for electromagnetic interference and compatibility testing. Our products are also installed in the power supply modules of industrial equipment using RF energy to perform pipe and plastic welding, textile drying and semiconductor wafer fabrication. We have a line of industrial RF generators that use high-power microwave technology for various industrial heating and material processing applications. Our magnetrons and transmitters are also used in cargo screening applications. Our sales in the industrial market were $21.0 million, $24.0 million and $22.7 million in fiscal years 2013, 2012 and 2011, respectively.

Scientific Market

The scientific market consists primarily of equipment used in reactor fusion programs and accelerators for the study of high-energy particle physics, referred to as “Big Science.” Generally, in scientific applications, our products are used to generate high levels of microwave or RF energy to accelerate a beam of electrons in order to study the atom and its elementary particles. Our products are also used in research related to the generation of electricity from fusion reactions. Our sales in the scientific market were $15.8 million, $14.1 million and $11.4 million in fiscal years 2013, 2012 and 2011, respectively.

Geographic Markets

We sell our products in approximately 95 countries. In fiscal year 2013, sales to customers in the U.S., Europe and Asia accounted for approximately 66%, 15% and 15% of our total sales, respectively. No country other than the U.S. accounted for more than 10% of our sales in fiscal year 2013. See “Sales, Marketing and Service.” For financial information about geographic areas, see Note 14 to the accompanying consolidated financial statements.

Products
We have an extensive portfolio of over 4,500 products that includes a wide range of electron device products, including microwave and power grid VEDs and solid-state power devices, in addition to products, such as:

•	satellite communications amplifier subsystems based on both VED and solid-state technology;

•	radar and electronic warfare subsystems;

•	specialized antenna subsystems;

•	advanced composite radomes, reflector antennas and structures

•	solid-state integrated microwave assemblies;

•	medical x-ray generators and control systems;

•	modulators and transmitters; and

•	various electronic power supply and control equipment and devices.
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

•
Receiver protectors and control components: Receiver protectors are used in the defense market in radar systems to protect sensitive receivers from high-power signals, thereby preventing damage to the receiver. We have been designing and manufacturing receiver protector products for more than 65 years. We believe that we are the world’s largest manufacturer of receiver protectors and the only manufacturer offering the full range of available technologies. We also manufacture a wide range of other components used to control the RF energy in the customer’s system. Our receiver protectors and control components are integrated into prominent fielded military programs. As radar systems have evolved to improve performance and reduce size and weight, we have invested in solid-state technology to develop and manufacture the microwave control components to allow us to offer more fully integrated products, referred to as multifunction assemblies, as required by modern radar systems.

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

•
Advanced composite radomes, reflector antennas and structures: Through our new Radant Technologies Division, we design and manufacture advanced composite radomes, reflector antennas and structures for defense aerospace and naval applications and for commercial aerospace applications. A radome is a weatherproof structure that encloses and protects a microwave antenna without interfering with the antenna’s ability to transmit or receive electromagnetic signals. Our products are customized for each system and application based on the operational frequency, RF-performance, structural and environmental requirements of the end system. Our products cover frequencies up to 95 gigahertz.

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

Backlog

As of September 27, 2013, we had an order backlog of $292.9 million compared to an order backlog of $241.9 million as of September 28, 2012. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is reduced when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Historically, however, the amount of modifications and terminations has not been material compared to total contract volume. Approximately 81% of our backlog as of September 27, 2013 is expected to be filled within fiscal year 2014.

Sales, Marketing and Service
Our global distribution system provides us with the capability to introduce, sell and service our products worldwide. Our distribution system primarily uses our direct sales professionals throughout the world. We have direct sales offices throughout North America, Europe, Asia, Australia and South America. As of September 27, 2013, we had 167 direct sales, marketing and technical support individuals on staff. Our wide-ranging distribution capabilities enable us to serve our growing international markets, which accounted for approximately 34% of our sales in fiscal year 2013.
Our sales professionals receive extensive technical training and focus exclusively on our products. As a result, they are able to provide knowledgeable assistance to our customers regarding product applications and the introduction and implementation of new technology, and, at the same time, provide local technical support.
In addition to our direct sales force, we use 49 external sales organizations and one significant stocking distributor, Richardson Electronics, Ltd., to service the needs of customers in certain markets. The majority of the third-party sales organizations that we use are located outside the U.S. and Europe and focus primarily on customers in South America, Southeast Asia, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, we are better able to meet the needs of our foreign customers by establishing a local presence in lower volume markets. Using both our direct sales force and our largest distributor, Richardson Electronics, we are able to market our products both to end users and to system integrators around the world and to deliver our products with short turn-around times.
Given the complexity of our products, their critical function in customers’ systems and the unacceptably high costs to our customers of system failure and downtime, we believe that our customers view our product breadth, reliability and superior responsive service as key points of differentiation. We offer comprehensive customer support, with direct technical support provided by 31 strategically located service centers, primarily serving satellite communications customers. These service centers are located in the U.S. (California, Georgia and Illinois), Canada (Georgetown, Ontario), Australia, Brazil (three), China (three), India (three), Japan (two), Peru, Russia (two), Singapore (two), South Africa, South Korea, Taiwan (two), Thailand, The Netherlands, Turkey, the United Arab Emirates and the United Kingdom (two). The service centers enable us to provide extensive technical support and rapid response to customers’ critical spare parts and service requirements throughout the world. In addition, we offer on-site installation assistance, on-site service contracts, a 24-hour technical support hotline and complete product training at our facilities, our service centers and customer sites. We believe that many of our customers specify our products in competitive bids due to our responsive global support and product quality.

Competition
The industries and markets in which we operate are competitive. We encounter competition in most of our business areas from numerous other companies, including units of L-3 Communications Corporation, Thales Electron Devices SA, e2v technologies plc, Teledyne Technologies, Inc., Comtech Xicom Technology, Inc., a subsidiary of Comtech Telecommunications Corp. (“Comtech”) and EMD Technologies, a subsidiary of HEICO Corporation. Some of our competitors have parent entities that have resources substantially greater than ours. In certain markets, some of these competitors are also our customers and/or our suppliers, particularly for products for satellite communications applications. Our ability to compete in our markets depends to a significant extent on our ability to provide high-quality products with shorter lead times at competitive prices and our readiness in facilities, equipment and personnel.

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
Research and Development
Total research and development spending was $26.8 million, $28.2 million and $32.9 million during fiscal years 2013, 2012 and 2011, respectively. Total research and development spending consisted of company- and customer-sponsored research and development expense. Company-sponsored research and development was $14.6 million, $13.5 million and $14.8 million during fiscal years 2013, 2012 and 2011, respectively. Customer-sponsored research and development based on expenditures incurred as the development work was performed was $12.2 million, $14.7 million and $18.1 million during fiscal years 2013, 2012 and 2011, respectively.
Manufacturing
We manufacture our products at ten manufacturing facilities in North America, including three resulting from our acquisition of Radant and one resulting from our acquisition of MCL. We have implemented modern manufacturing methodologies based upon a continuous improvement philosophy, including just-in-time materials handling, demand flow technology, statistical process control and value-managed relationships with suppliers and customers. Eight of our manufacturing facilities have achieved the ISO 9001 international certification standard. We obtain certain materials necessary for the manufacture of our products, such as molybdenum, cupronickel, oxygen-free high conductivity (“OFHC”) copper and some cathodes, from a limited group of, or occasionally sole, suppliers. We have long-standing relationships with our key suppliers and many of our critical commodities are covered by long-term blanket agreements. In addition, we continually pursue alternative sources, and we have established a contingency plan designed to ensure a minimal recovery period if a key supplier is lost. We also monitor our key suppliers through ongoing surveillance, using assessments as well as ongoing reviews of supplier performance.

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

Licenses or other authorizations are required from U.S. Government agencies for the export of many of our products in accordance with various regulations, including the United States Export Administration Regulations (for commercial products, including “dual use” products with military applications) and the International Traffic in Arms Regulations (“ITAR”) (for defense articles and defense services). In addition, regulations administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury govern transactions with countries and persons subject to U.S. trade sanctions, including import as well as export transactions. We are also subject to U.S. Government restrictions on transactions with specific entities and individuals, including, without limitation, those set forth on the Entity List, the Specially Designated Nationals List, the Denied Persons List, the Unverified List, and the U.S. State Department’s lists of debarred parties. We are also subject to U.S. customs laws and regulations, including customs duties, when applicable. Additionally, we are subject to the Anti-Boycott Regulations administered by the U.S. Department of Commerce and the Boycott Provisions of the Internal Revenue Code (Section 999) administered by the Internal Revenue Service.

Our internal compliance program has identified, and we have made voluntary self-disclosures regarding potential compliance issues including to (i) the OFAC regarding assistance provided by the Swiss branch office of one of our U.S. subsidiaries (the “Swiss Branch”) with respect to sales of medical x-ray equipment by our Canadian subsidiary to distributors for resale to end-users in Iran, which is subject to U.S. trade sanctions, and (ii) the Office of Antiboycott Compliance (“OAC”), U.S. Department of Commerce, regarding the acceptance by the Swiss Branch of purchase orders that contained boycott language with respect to sales of power tetrodes to Saudi Arabia.
In August 2013, we reached a settlement with OFAC with regards to the matter described in item (i) of the above paragraph, in which we agreed to pay a civil penalty of approximately $0.3 million and OFAC agreed to release and forever discharge us without any finding of fault from any and all civil liability in connection with the alleged violations under the legal authorities administered by OFAC.
.

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

Employees

As of September 27, 2013, we had approximately 1,670 employees, including 50 new employees from our acquisition of MCL. Of the total number of employees, 475 are located outside the U.S. (including approximately 425 in Canada). Our acquisition of Radant in October 2013 increased our employee headcount by approximately 180 employees. None of our employees is subject to a collective bargaining agreement, although a limited number of our sales force members located in Europe are members of work councils or unions. We have not experienced any work stoppages, and we believe that we have good relations with our employees.

Financial Information About Segments

For financial information about our segments, see Note 14 to the accompanying consolidated financial statements.

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

Approximately 37%, 35% and 40% of our sales in our 2013, 2012 and 2011 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors. Because our U.S. Government contracts are dependent on the U.S. defense budget, any significant disruption or decline in U.S. Government defense expenditures in the future, changes in U.S. Government spending priorities, other legislative changes or changes in our relationship with the U.S. Government could result in the loss of some or all of our government contracts, which, in turn, could result in a decrease in our sales and cash flow.

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

We estimate that approximately 11%%, 12% and 10% of our sales in fiscal years 2013, 2012 and 2011, respectively, were made directly or indirectly to foreign governments. Significant changes to appropriations or national defense policies, disruptions of our relationships with foreign governments or terminations of our foreign government contracts could have an adverse effect on our business, results of operations and financial condition. Our contracts with foreign governments also subject us to U.S. and international anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act (which also reaches commercial bribery). A judgment or settlement under the provisions of these laws could subject us to substantial monetary penalties and damages, as well as suspension and/or debarment. Suspension or debarment could deny us the ability to retain or obtain U.S. Government contracts or restrict our exporting activity. In addition, any material judgment in this area could result in increased costs, which could negatively affect our results of operations, and could cause a loss of customer confidence, thus adversely affecting our business and future prospects.

We may not be successful in implementing part of our growth strategy if we are unable to identify and acquire suitable acquisition targets or integrate acquired companies successfully, which could adversely affect our business, results of operations and financial condition.

Finding and consummating acquisitions is one of the components of our growth strategy. In furtherance of this strategy, we recently acquired Radant (October 2013), MCL (June 2013) and Codan Satcom (June 2012), and we intend to continue to seek to make investments in complementary companies, products or technologies.

In order to pursue this strategy successfully, we must identify suitable acquisition candidates, complete these transactions, some of which may be large and complex, and integrate acquired companies. Integration and other risks of acquisitions can be more pronounced for larger and more complicated transactions or if multiple acquisitions are pursued simultaneously. If we fail to identify and complete acquisitions, we may be required to expend resources to internally develop products and technology, may be at a competitive disadvantage or may be adversely affected by negative market perceptions, which may have a material adverse effect on our business, results of operations and financial condition.

Our ability to grow by acquisition depends on the availability of acquisition candidates at acceptable prices and our ability to obtain additional acquisition financing on acceptable terms. In making acquisitions, we may experience competition from larger companies with significantly greater resources. We are likely to use significant amounts of cash and/or incur additional debt in connection with future acquisitions, each of which could have a material adverse effect on our business. There can be no assurance that we will be able to obtain the necessary funds to carry out acquisitions on commercially reasonable terms, or at all.

In addition, acquisitions could cause or result in the following:

•	difficulties in assimilating and integrating the operations, technologies and products acquired;

•	the diversion of our management’s attention from other business concerns;

•	our operating and financial systems and controls being inadequate to deal with our growth; and

•	the loss of key employees.

Acquisitions may require us to integrate different company cultures, management teams and business infrastructures and otherwise manage integration risks. Even if an acquisition is successfully integrated, we may not receive the expected benefits of the transaction. The integration of acquisitions may make the completion and integration of subsequent acquisitions more difficult.

Managing acquisitions requires varying levels of management resources, which may divert management’s attention from our other business operations. Acquisitions, including abandoned acquisitions, also may result in significant costs and expenses and charges to earnings.

Acquisitions may also provide us with challenges in implementing the required processes, procedures and controls in our acquired operations. Acquired companies may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by securities laws in the U.S.

Goodwill and other intangibles resulting from our acquisitions could become impaired.

As of September 27, 2013, our goodwill, developed and core technology and other intangibles amounted to $419.2 million, net of accumulated amortization. We expect to amortize approximately $8.9 million, $8.8 million and $8.7 million in fiscal years 2014, 2015 and 2016, respectively, and $178.0 million thereafter. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to a non-cash write off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

Our international operations subject us to the social, political and economic risks of doing business in foreign countries.

We conduct a substantial portion of our business, employ a substantial number of employees and use external sales organizations in Canada and in other countries outside of the U.S. As a result, we are subject to certain risks of doing business internationally. Direct sales to customers located outside the U.S. were approximately 34%, 36% and 32% in fiscal years 2013, 2012 and 2011, respectively. Circumstances and developments related to international operations that could negatively affect our business, results of operations and financial condition include the following:

•	changes in currency rates with respect to the U.S. dollar;

•	changes in regulatory requirements;

•	potentially adverse tax consequences;

•	U.S. and foreign government policies;

•	currency restrictions, which may prevent the transfer of capital and profits to the U.S.;

•	restrictions imposed by the U.S. Government on the export of certain products and technology;

•	the responsibility of complying with multiple and potentially conflicting laws;

•	difficulties and costs of staffing and managing international operations;

•	the impact of regional or country-specific business cycles and economic instability; and

•	geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, trade relationships and military and political alliances.

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

Our internal compliance program has identified, and we have made voluntary self-disclosures regarding, potential compliance issues including to (i) OFAC regarding assistance provided by the Swiss Branch with respect to sales of medical x-ray equipment by our Canadian subsidiary to distributors for resale to end-users in Iran, which is subject to U.S. trade sanctions, and (ii) OAC regarding the acceptance by the Swiss Branch of purchase orders that contained boycott language with respect to sales of power tetrodes to Saudi Arabia.
In August 2013, we reached a settlement with OFAC with regards to the apparent violations described in item (i) of the above paragraph, whereby we agreed to pay a civil penalty of approximately $0.3 million and OFAC agreed to release and forever discharge us without any finding of fault from any and all civil liability in connection with the alleged violations under the legal authorities administered by OFAC. The settlement amount reflected OFAC’s determination that we voluntarily self-disclosed the matter to OFAC and that the apparent violations alleged by OFAC constitute a non-egregious case.

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

We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental and zoning laws and regulations relating, among other things, to wastewater discharge, air emissions, storage and handling of hazardous materials, disposal of hazardous and other wastes and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances and generate wastes that are classified as hazardous. We require permits to conduct many of our operations. Violations of environmental and zoning laws and regulations could result in substantial fines, penalties and other sanctions. Changes in environmental and zoning laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses and storage, certain of our manufacturing processes or our disposal practices, could restrict our ability to operate as we are currently operating or could impose additional costs. The City of Palo Alto has held a public hearing and is gathering information regarding the potential adoption of zoning changes which could limit or prohibit the use of certain chemicals essential to our manufacturing operations at our Palo Alto facilities. The adoption of any such changes could significantly increase our operating costs, could result in delays in our manufacturing process and, therefore, could have a material adverse impact on our results of operations.

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

Veritas Capital (defined below) controls us and may have conflicts of interest with us or holders of our debt in the future.

The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and their affiliates, including CICPI Holdings LLC, (collectively “Veritas Capital”) indirectly beneficially owns substantially all of our outstanding voting shares. As a result of this ownership, Veritas Capital will be entitled to elect all or substantially all of our directors, to appoint new management and to approve actions requiring the approval of our stockholder, including approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether holders of our debt believe that any such transactions are in their own best interests.

The interests of Veritas Capital may differ from those of the holders of our debt in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the equity holders might conflict with the interests of the holders of our debt. Veritas Capital also may have an interest in pursuing acquisitions, divestitures, financings (including financings that are secured) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of our debt. Additionally, the indenture governing our notes permits us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and Veritas Capital may have an interest in our doing so.

Veritas Capital are in the business of making investments in companies, and own, or may from time to time in the future acquire, interests in businesses or provide advice that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions, and Director Independence.”

Our backlog is subject to modifications and terminations of orders, which could negatively impact our sales.

Backlog represents firm orders for which goods and services are yet to be provided, including with respect to government contracts that are cancelable at will. As of September 27, 2013, we had an order backlog of $292.9 million. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume, customers can, and sometimes do, terminate or modify these orders. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

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

We are highly leveraged. As of September 27, 2013, excluding approximately $3.8 million of letters of credit, our total indebtedness was $359.2 million before unamortized original issue discount of $0.4 million, including our outstanding senior notes and borrowings under the term loan facility of our senior secured credit facilities. We also had an additional $26.2 million available for borrowing under the revolving credit facility included in our senior secured credit facilities.

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

Our cash interest expense for fiscal years 2013 and 2012 and the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011 was $24.9 million, $25.4 million, $14.3 million and $6.4 million, respectively. At September 27, 2013, we had $144.2 million aggregate principal amount of variable interest rate indebtedness under our senior secured credit facilities.

Despite our high indebtedness level, we and our subsidiaries may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing our outstanding senior notes and senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $26.2 million that was available to us as of September 27, 2013 for borrowing under our revolving credit facility included in our senior secured credit facilities, we have the option to increase the amount available under our senior secured credit facilities by up to an aggregate of $50.0 million on an uncommitted basis. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face will increase. In addition, the indenture governing our outstanding notes would not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

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

Claims of holders of our outstanding notes are structurally subordinated to the claims of creditors of our subsidiaries that do not guarantee the 8% Notes, including trade creditors. All obligations of these subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or creditors of us, including the holders of our outstanding notes. Our non-guarantor subsidiaries accounted for approximately $170.6 million, or 41%, of our net sales for fiscal year 2013, and approximately $245.6 million, or 37%, of our total assets (net of cash and cash equivalents) as of September 27, 2013. Amounts are presented after giving effect to intercompany eliminations.

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

We own, lease or sublease manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1,145,000 square feet, of which approximately 1,080 square feet are leased or subleased to a third party. The table that follows provides summary information regarding principal properties owned or leased by us:

	Square Footage
Location	Owned		Leased/ Subleased		Segment Using the Property
Georgetown, Ontario, Canada	193,200		22,000		Electron devices and satcom equipment
Beverly, Massachusetts	174,000	(a)			Electron devices
Woodland, California	36,900		9,900		Electron devices
Palo Alto, California			418,300	(b)	Electron devices and satcom equipment
Stow, Massachusetts			72,000	(c)	Other
Clinton, Massachusetts			63,900	(c)	Other
Mountain View, California			40,900		Electron devices
Camarillo, California			37,700		Other
Lisle, Illinois			21,500		Satcom equipment
Boalsburg, Pennsylvania			16,200		Electron devices
Hudson, Massachusetts			11,400	(c)	Other
Various other locations			26,600	(d)	Electron devices, satcom equipment and other

(a)	Includes approximately 1,080 square feet leased to a tenant.
(b)	Includes approximately 49,000 square feet that are subleased from Varian Medical Systems, Inc., which leases the land from Stanford University.
(c)	Resulted from our acquisition of Radant in October 2013.
(d)	Leased facilities occupied by our field sales and service organizations.

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

We are, from time to time, threatened with, or may become a party to, lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any existing proceedings that we believe will have a material adverse effect on our business, financial condition, results of operation or liquidity.

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

The following table presents our selected historical consolidated financial information as of and for the periods presented. The selected historical financial information as of September 27, 2013 and September 28, 2012, for the fiscal years ended September 27, 2013 and September 28, 2012 and for the period February 11, 2011 to September 30, 2011 has been derived from Successor’s audited financial statements included elsewhere in this Annual Report. The selected historical financial information for the period October 2, 2010 to February 10, 2011 has been derived from Predecessor’s audited financial statements included elsewhere in this Annual Report. The selected historical financial information as of September 30, 2011, October 1, 2010 and October 2, 2009 and for the fiscal years ended October 1, 2010 and October 2, 2009 presented below has been derived from Predecessor’s audited financial statements that are not included in this Annual Report. The combined results for the fiscal year ended September 30, 2011 represent the addition of the results of Predecessor for the period October 2, 2010 to February 10, 2011 and the results of Successor and its consolidated subsidiaries for the period February 11, 2011 to September 30, 2011. This combination does not comply with generally accepted accounting principles (“GAAP”) in the U.S. or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results. All fiscal years presented comprised 52 weeks each.

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

FIVE-YEAR SELECTED FINANCIAL DATA
(dollars in thousands)

Fiscal Year
2013	2012	2011	2010	2009
Successor	Predecessor
Combined
Fiscal year	Period	Period
Fiscal year ended	ended	February 11 to	October 2, 2010 to	Fiscal year ended
September 27, 2013	September 28, 2012	September 30, 2011	September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
Statement of Operations Data:
Sales	$419,408	$391,150	$388,721	$264,498	$124,223	$360,434	$332,876
Cost of sales(1)	301,321	282,391	286,405	195,001	91,404	251,987	239,385
Gross profit	118,087	108,759	102,316	69,497	32,819	108,447	93,491
Research and development	14,602	13,499	14,792	9,798	4,994	12,429	10,520
Selling and marketing	21,925	21,738	21,882	13,618	8,264	20,794	19,466
General and administrative	29,034	25,209	26,946	15,093	11,853	24,988	20,757
Amortization of acquisition-related intangible assets	8,994	13,983	13,139	12,140	999	2,749	2,769
Strategic alternative transaction expenses(2)	—	—	14,223	9,555	4,668	19,913	—
Total operating costs and expenses	74,555	74,429	90,982	60,204	30,778	80,873	53,512
Operating income	43,532	34,330	11,334	9,293	2,041	27,574	39,979
Interest expense, net	27,237	27,230	23,496	17,708	5,788	15,213	16,979
Loss (gain) on debt extinguishment(3)	—	—	134	134	—	—	(248)
Income tax expense (benefit)	5,406	3,415	(1,083)	(2,066)	983	5,622	(218)
Net income (loss)(4)	$10,889	$3,685	$(11,213)	(6,483)	$(4,730)	$6,739	$23,466

Other Financial Data:
Net cash provided by operating activities	$38,165	$25,050	$17,844	$13,567	$4,277	$19,808	$30,114
Net cash used in investing activities(5)	$(10,920)	$(15,499)	$(377,852)	$(375,412)	$(2,440)	$(4,533)	$(3,365)
Net cash (used in) provided by financing activities	$(3,200)	$(1,500)	$352,134	$349,931	$2,203	$1,402	$(29,267)
Cash capital expenditures	$4,938	$7,584	$7,352	$4,918	$2,434	$4,492	$3,365
Depreciation and amortization(6)	$21,627	$25,317	$22,745	$18,628	$4,117	$11,072	$10,794
Operating income margin(7)	10.4%	8.8%	2.9%	3.5%	1.6%	7.7%	12.0%
Net income (loss) margin(8)	2.6%	0.9%	(2.9)%	(2.5)%	(3.8)%	1.9%	7.0%
EBITDA(9)	$65,159	$59,647	$33,945	$27,787	$6,158	$38,646	$51,021
EBITDA margin(10)	15.5%	15.2%	8.7%	10.5%	5.0%	10.7%	15.3%
Adjusted EBITDA(9)	$72,834	$64,416	$62,358	$46,977	$15,381	$61,599	$53,452
Adjusted EBITDA margin(10)	17.4%	16.5%	16.0%	17.8%	12.4%	17.1%	16.1%
Ratio of earnings to fixed charges(11)	1.58	x	1.25	x	N/A	—	—	1.77	x	2.30	x

Operating Data (at period end):
Backlog	$292,859	$241,943	$247,334	$247,334	$241,943	$225,957

Balance Sheet Data (at period end):
Working capital(12)	$149,778	$126,941	$102,962	$102,962	$44,753	$92,380
Total assets	$738,371	$727,002	$724,299	$724,299	$478,276	$458,254
Long-term debt, including current portion	$358,733	$361,813	$363,197	$363,197	$194,934	$194,922
Total stockholders’ equity	$207,752	$196,216	$189,896	$189,896	$183,940	$173,553

(1)
For fiscal years ended September 27, 2013 and September 28, 2012 and the period February 11, 2011 to September 30, 2011, includes $391, $248 and $7,703, respectively, of utilization of the net increase in cost basis of inventory due to purchase accounting.

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

(5)
For fiscal years ended September 27, 2013 and September 28, 2012, includes $5,982 and $7,516 of cash used for the acquisition of MCL and Codan Satcom, respectively. For the period February 11, 2011 to September 30, 2011, includes $370,490 of cash used for the acquisition of Predecessor.

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
For the reasons listed below, we believe that U.S. GAAP-based financial information for leveraged businesses like ours should be supplemented by EBITDA and Adjusted EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•	EBITDA and Adjusted EBITDA are components of the measures used by our board of directors and management team to evaluate our operating performance;

•
our senior credit facilities contain covenants that require us to maintain a total leverage ratio and an interest coverage ratio that contain Adjusted EBITDA as a component, and our management team uses Adjusted EBITDA to monitor compliance with these covenants; see “Management’s discussion and analysis of financial condition and results of operations-Liquidity and Capital Resources-Debt Obligations;”

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

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Successor				Predecessor
			Combined
			Fiscal year	Period	Period
	Fiscal year ended		ended	February 11 to	October 2, 2010 to	Fiscal year ended
	September 27, 2013	September 28, 2012	September 30, 2011	September 30, 2011	February 10, 2011	October 1, 2010	October 2, 2009
Net income (loss)	$10,889	$3,685	$(11,213)	$(6,483)	$(4,730)	$6,739	$23,466
Depreciation and amortization(a)	21,627	25,317	22,745	18,628	4,117	11,072	10,794
Interest expense, net	27,237	27,230	23,496	17,708	5,788	15,213	16,979
Income tax expense (benefit)	5,406	3,415	(1,083)	(2,066)	983	5,622	(218)
EBITDA	$65,159	$59,647	$33,945	$27,787	$6,158	$38,646	$51,021
Plus adjustments:
Stock compensation expense(b)	1,010	1,001	4,929	374	4,555	3,040	2,679
Loss (gain) on debt extinguishment(c)	—	—	134	134	—	—	(248)
Acquisition-related expenses(d)	4,063	1,489	—	—	—	—	—
Strategic alternative transaction expenses(e)	—	—	14,223	9,555	4,668	19,913	—
Veritas Management advisory fee(f)	2,211	2,031	1,424	1,424	—	—	—
Utilization of net increase in cost basis of inventory(g)	391	248	7,703	7,703	—	—	—
Adjusted EBITDA	$72,834	$64,416	$62,358	$46,977	$15,381	$61,599	$53,452

(a)	Excludes amortization of deferred debt issuance costs and issue discount, which are included in interest expense, net.

(b)
For fiscal years 2013 and 2012 and the period February 11, 2011 to September 30, 2011, represents a non-cash charge for Class B membership interests in Holding LLC. For the period October 2, 2010 to February 10, 2011 and fiscal years 2010 and 2009, represents a non-cash charge for Predecessor’s stock options, restricted stock awards, restricted stock unit awards and the employee discount related to Predecessor’s employee stock purchase plan.

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

(d)
For fiscal year 2013, represents non-recurring transaction costs related to closing and integration of the Radant, MCL and Codan Satcom acquisitions, and for fiscal year 2012, of the Codan Satcom acquisition, such as fees for attorneys and other professional services, and expenses related to integration of the Codan Satcom and MCL operations into those of CPI.

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

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2013, 2012 and 2011 comprise the 52-week periods ending September 27, 2013, September 28, 2012 and September 30, 2011, respectively. The discussion and analysis of results of operations and financial condition for the fiscal year ended September 30, 2011 included herein is based on combined results of Parent (defined below) for the period February 11, 2011 through September 30, 2011 and Predecessor (defined below) for the period October 2, 2010 through February 10, 2011. This presentation of the combined results of operations for the fiscal year ended September 30, 2011 does not comply with generally accepted accounting principles (“GAAP”) in the United States or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results. We have also presented below a separate discussion of the results of operations for Parent for the period from February 11, 2011 through September 30, 2011.

The following discussion should be read in conjunction with the accompanying consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

Overview

CPI International Holding Corp., headquartered in Palo Alto, California (“Successor” or “Parent”), is the parent company of CPI International, Inc. (“CPII”), which in turn is the parent company of Communications & Power Industries LLC (“CPI”) and Communications & Power Industries Canada Inc. ("CPI Canada"). CPI and CPI Canada together are a provider of microwave, radio frequency (“RF”), power and control solutions for critical defense, communications, medical, scientific and other applications. CPI develops, manufactures and distributes products used to generate, amplify, transmit and receive high-power/high-frequency microwave and RF signals and/or provide power and control for various applications. End-use applications of these systems include the transmission of radar signals for navigation and location; transmission of deception signals for electronic countermeasures; transmission and amplification of voice, data and video signals for broadcasting, Internet and other types of commercial and military communications; providing power and control for medical diagnostic imaging; and generating microwave energy for radiation therapy in the treatment of cancer and for various industrial and scientific applications.

On February 11, 2011, CPI International LLC (formerly, CPI International, Inc., “Predecessor”), then a Delaware corporation and publicly traded company, completed its merger with Catalyst Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of CPII (formerly, CPI International Acquisition, Inc.), a Delaware corporation, whereby Merger Sub merged with and into Predecessor (the “Merger”), with Predecessor continuing as the surviving corporation and a wholly owned subsidiary of CPII. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of November 24, 2010, among Predecessor, CPII and Merger Sub. Immediately following the consummation of the Merger, Predecessor was converted into a limited liability company and liquidated.

As used herein, unless the context indicates or otherwise requires, (i) for periods prior to the Merger, the terms “we,” “us,” “our” and the “Company” refer to Predecessor and its consolidated subsidiaries, and for periods after the Merger, the terms refer to Successor, its consolidated subsidiaries and, where the context so requires, its direct and indirect parent companies.

Recent Events

On October 1, 2013, we completed the purchase of the outstanding stock of Radant Technologies, Inc. (“Radant”), a Massachusetts corporation, for a payment of approximately $36.0 million in cash, subject to post-closing adjustments based on a determination of Radant's closing net working capital. A maximum of $10.0 million in potential additional payments may be payable if certain financial targets are achieved over the next two years. Radant designs, manufactures and tests advanced composite radomes, reflector antennas and structures for defense aerospace and naval applications as well as commercial aerospace applications. The acquisition of Radant provides us with advanced technology and specialized products for radar, electronic warfare and communications applications that complement and extend our broad portfolio of microwave, RF, power and control solutions for these and other critical applications.

On June 25, 2013, we completed our acquisition of certain assets of M C L, Inc., (“MCL”), an Illinois corporation and a manufacturer of power amplifier products and systems for the satellite communications market and a wholly owned subsidiary of MITEQ, Inc. for a payment of $6.0 million in cash. The acquisition was made to support our strategic growth. MCL has been integrated into our Satcom Division as a part of the satcom equipment operating segment.

See Note 3, Business Combinations, to the accompanying consolidated financial statements for more information about the acquisitions.

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

Our orders by market for fiscal years 2013 and 2012 are summarized as follows (dollars in millions):

	Year Ended
	September 27, 2013		September 28, 2012		Increase (Decrease)
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$178.9	39%	$149.3	39%	$29.6	20%
Medical	69.7	15	72.6	19	(2.9)	(4)
Communications	181.6	39	128.6	33	53.0	41
Industrial	22.8	5	21.5	6	1.3	6
Scientific	10.8	2	11.5	3	(0.7)	(6)
Total	$463.8	100%	$383.5	100%	$80.3	21%

Orders of $463.8 million for fiscal year 2013 were $80.3 million, or 21%, higher than orders of $383.5 million for fiscal year 2012. Explanations for the order increase or decrease by market for fiscal year 2013 compared to fiscal year 2012 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets increased 20%, as a result of increased demand for products to support various military radar systems globally, particularly the Aegis radar system, and to support various U.S. electronic warfare systems.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 4% decrease in medical orders was primarily due to the timing of orders for x-ray imaging products.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 41% increase in communications orders was largely the result of one large order for military communications applications, specifically for advanced tactical common data link (“TCDL”) antenna products to support intelligence, surveillance and reconnaissance (“ISR”) applications, for which we expect to make shipments through fiscal year 2015. Orders to support other military communications and commercial broadcast applications increased, as well, including orders to support broadband data communications applications. Our fiscal year 2013 communications orders also included significant orders for products from the Codan Satcom business that we acquired in the fourth quarter of fiscal year 2012 and, to a lesser extent, from the former MCL business that we acquired at the end of the third quarter of fiscal year 2013.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $1.3 million increase in industrial orders was due to higher demand for products to support electromagnetic vulnerability testing and chemical analysis applications, partially offset by a decrease in demand for products used in cargo screening and other applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.7 million decrease in scientific orders was primarily due to a decrease in orders to support a large domestic accelerator program due to the timing of that program. This decrease was partially offset by an increase in orders to support certain foreign accelerator programs.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of September 27, 2013, we had an order backlog of $292.9 million compared to an order backlog of $241.9 million as of September 28, 2012. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

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

We believe that our acquisitions of Codan Satcom in June 2012 and MCL in June 2013 resulted, and will continue to result, in certain benefits, including certain cost savings, broader market opportunities, product innovations, and operational efficiencies. However, both acquisitions also increased, and will continue to increase, certain of our noncash expenses. The noncash expenses (on pretax basis) related to the acquisition of Codan Satcom include: (1) a $0.5 million charge, distributed over the two fiscal quarters following the date of the acquisition, for the utilization of the net increase in cost basis of inventory, and (2) a $0.6 million annual increase in depreciation and amortization expense as a result of the additional intangibles and property, plant and equipment. The noncash expenses (on pretax basis) related to the acquisition of MCL include: (1) a $0.1 million charge for the first fiscal quarter following the date of the acquisition for the utilization of the net increase in cost basis of inventory, and (2) $0.4 million for the first fiscal year and $0.3 million annually thereafter in depreciation and amortization expense as a result of the additional intangibles and property, plant and equipment.

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Fiscal Year
	2013		2012		2011
	Year Ended						February 11 to		October 2, 2010 to
	September 27, 2013 (Successor)		September 28, 2012 (Successor)		September 30, 2011 (Combined)(a)		September 30, 2011 (Successor)(a)		February 10, 2011 (Predecessor)(a)
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Sales	419.4	100.0%	391.2	100.0%	388.7	100.0%	264.5	100.0%	124.2	100.0%
Cost of sales (b)	301.3	71.8	282.4	72.2	286.4	73.7	195.0	73.7	91.4	73.6
Gross profit	118.1	28.2	108.8	27.8	102.3	26.3	69.5	26.3	32.8	26.4
Research and development	14.6	3.5	13.5	3.5	14.8	3.8	9.8	3.7	5.0	4.0
Selling and marketing	21.9	5.2	21.7	5.5	21.9	5.6	13.6	5.1	8.3	6.7
General and administrative	29.0	6.9	25.2	6.4	26.9	6.9	15.1	5.7	11.9	9.6
Amortization of acquisition-related intangibles	9.0	2.1	14.0	3.6	13.1	3.4	12.1	4.6	1.0	0.8
Strategic alternative transaction expenses	—	—	—	—	14.2	3.7	9.6	3.6	4.7	3.8
Operating income	43.5	10.4	34.3	8.8	11.3	2.9	9.3	3.5	2.0	1.6
Interest expense, net	27.2	6.5	27.2	7.0	23.5	6.0	17.7	6.7	5.8	4.7
Loss on debt extinguishment, net	—	—	—	—	0.1	—	0.1	—	—	—
Income (loss) before taxes	16.3	3.9	7.1	1.8	(12.3)	(3.2)	(8.5)	(3.2)	(3.7)	(3.0)
Income tax expense (benefit)	5.4	1.3	3.4	0.9	(1.1)	(0.3)	(2.1)	(0.8)	1.0	0.8
Net income (loss)	10.9	2.6%	3.7	0.9%	(11.2)	(2.9)%	(6.5)	(2.5)%	(4.7)	(3.8)%
Other Data:
EBITDA (c)	65.2	15.5%	59.6	15.2%	33.9	8.7%	27.8	10.5%	6.2	5.0%

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
The accompanying consolidated statements of comprehensive loss for fiscal year 2011 are presented for two periods, Predecessor and Successor (or Parent), which relate to the accounting periods preceding and succeeding the consummation of the Merger. The Predecessor and Parent periods have been separated by a vertical line on the face of the consolidated statements of comprehensive income (loss) to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. We prepared our discussion of the results of operations by combining the results of operations of Parent for the period February 11, 2011 to September 30, 2011 and of the Predecessor for the period October 2, 2010 to February 10, 2011 and comparing the resulting combined results of operations for the fiscal year ended September 30, 2011 to the Successor’s results of operations for the fiscal year ended September 28, 2012. This combination of results of operations does not comply with GAAP in the U.S. or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results. We have also prepared a separate discussion of the results of operations for Parent for the period from February 11, 2011 through September 30, 2011.

(b)
Cost of sales for fiscal years 2013 and 2012 and the period February 11, 2011 to September 30, 2011 includes $0.4 million, $0.2 million and $7.7 million, respectively, of utilization of the net increase in cost basis of inventory that resulted from purchase accounting.

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

Our results for fiscal year 2013 compared to our results for fiscal year 2012
Sales: Our sales by market for fiscal years 2013 and 2012 are summarized as follows (dollars millions):

	Year Ended
	September 27, 2013		September 28, 2012		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$157.3	37%	$147.0	38%	$10.3	7%
Medical	75.3	18	75.7	19	(0.4)	(1)
Communications	150.0	36	130.4	33	19.6	15
Industrial	21.0	5	24.0	6	(3.0)	(13)
Scientific	15.8	4	14.1	4	1.7	12
Total	$419.4	100%	$391.2	100%	$28.2	7%

Sales of $419.4 million for fiscal year 2013 were $28.2 million, or approximately 7%, higher than sales of $391.2 million for fiscal year 2012. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets increased 7%, primarily due to higher sales of products to support various radar systems, including the Aegis radar system and various weather radar systems, and certain airborne and shipboard electronic countermeasure systems.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 1% decrease in sales of our medical products was due to lower sales of products to support x-ray imaging applications, which was partially offset by higher sales of products to support MRI applications. Sales of products for radiation therapy applications remained essentially unchanged.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 15% increase in sales in the communications market was largely the result of the inclusion of sales of products from the Codan Satcom business that we acquired in the fourth quarter of fiscal year 2012 and, to a lesser extent, from the MCL business we acquired in June 2013. Sales of products to support commercial communications applications, including satellite broadband applications, and to support various military communications applications increased.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $3.0 million decrease in industrial sales was due to lower sales to support electromagnetic voltage testing and cargo screening applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.7 million increase in scientific sales was due to higher sales of products to support various accelerator applications.

Gross Profit. Gross profit was $118.1 million, or 28.2% of sales, for fiscal year 2013 as compared to $108.8 million, or 27.8% of sales, for fiscal year 2012. Gross profit is influenced by numerous factors including sales volume and mix, pricing, raw material and manufacturing costs, and warranty costs. The $9.3 million increase in gross profit in fiscal year 2013 as compared to fiscal year 2012 was primarily due to higher sales volume and a favorable mix of more profitable product shipments in fiscal year 2013, partially offset by an increase in product warranty provision and depreciation expense.

Research and Development. Company-sponsored research and development expenses were $14.6 million, or 3.5% of sales, for fiscal year 2013 and $13.5 million, or 3.5% of sales, for fiscal year 2012. The $1.1 million increase in research and development for fiscal year 2013 was primarily due to the inclusion of development activities for solid-state communication products that were acquired from Codan on June 30, 2012.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	September 27, 2013	September 28, 2012
Company sponsored	$14.6	$13.5
Customer sponsored, charged to cost of sales	12.2	14.7
	$26.8	$28.2
Selling and Marketing. Selling and marketing expenses were $21.9 million, or 5.2% of sales, for fiscal year 2013, a $0.2 million increase from the $21.7 million, or 5.5% of sales, for fiscal year 2012. There was no significant change in selling and marketing expenses in fiscal year 2013 as compared to fiscal year 2012.
General and Administrative. General and administrative expenses were $29.0 million, or 6.9% of sales, for fiscal year 2013, a $3.8 million increase from the $25.2 million, or 6.4% of sales, for fiscal year 2012. The $3.8 million increase in general and administrative expenses was primarily due to higher expenses related to the negotiation, closing and integration of acquisitions, including Codan, MCL and Radant, and higher management incentive expenses, partially offset by favorable foreign currency income and expense.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles was $9.0 million, or 2.1% of sales, for fiscal year 2013 and $14.0 million, or 3.6% of sales, for fiscal year 2012. The $5.0 million decrease in amortization of acquisition-related intangibles was due to lower amortization in fiscal year 2013 as compared to fiscal year 2012 as certain intangible assets became fully amortized. Amortizable acquisition-related intangible assets are amortized over periods of up to 40 years.
Interest Expense, Net (“Interest Expense”). Interest Expense was $27.2 million for fiscal year 2013 and fiscal year 2012. Modestly higher debt issuance expense in fiscal year 2013 was offset by a reduction in interest expense resulting from the $3.2 million reduction in the aggregate principal amount of outstanding debt obligations due to a mandatory annual prepayment in the first quarter of fiscal year 2013.
Income Tax Expense. We recorded income tax expense of $5.4 million for fiscal year 2013 and $3.4 million for fiscal year 2012. Our effective tax rates were 33% for fiscal year 2013 and 48% for fiscal year 2012.

The fiscal year 2013 income tax rate is lower than the expected federal statutory rate of 35% primarily due to the domestic manufacturing deduction, a prior year change in estimate based on a tax filing and research and development tax credits, partially offset by state income taxes. The fiscal year 2012 income tax rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes, foreign earnings that are subject to U.S. federal income tax, tax contingency reserves and non-deductible stock compensation expense, partially offset by the domestic manufacturing deduction.
The effective income tax rate for fiscal year 2014 excluding discrete charges or benefits is expected to be approximately 38%.

Net Income. Net income was $10.9 million, or 2.6% of sales, for fiscal year 2013 as compared to $3.7 million, or 0.9% of sales, for fiscal year 2012. The $7.2 million increase in net income in fiscal year 2013 as compared to fiscal year 2012 was primarily due to higher sales volume, a favorable mix of more profitable product shipments and lower amortization of acquisition-related intangible expense in fiscal year 2013, partially offset by higher product warranty provisions, acquisition-related expenses, income tax expense and management incentive expenses.
EBITDA. EBITDA was $65.2 million, or 15.5% of sales, for fiscal year 2013 as compared to $59.6 million, or 15.2% of sales, in fiscal year 2012. The $5.6 million increase in EBITDA in fiscal year 2013 as compared to fiscal year 2012 was primarily due to higher sales volume and a favorable mix of more profitable product shipments in fiscal year 2013, partially offset by higher product warranty provisions, acquisition-related expenses and management incentive expenses.

Calculation of Management Bonuses. Management bonuses were $3.3 million in fiscal year 2013 as compared to $1.5 million in fiscal year 2012. Management bonuses for fiscal year 2013 were calculated pursuant to our Management Incentive Plan (“MIP”) and were based on four factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; (3) a measure of inventory turns by operation; and (4) individual goals that were customized for certain participating members of management. Management bonuses for fiscal year 2012 were calculated pursuant to our MIP and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for fiscal year 2013 for our officers, the EBITDA factor was weighted at 50% and cash generated by operations and inventory turns combined weighting was 50%, and individual goals were not applicable. Generally, for fiscal year 2012 for our officers, equal weight was given to the EBITDA factor and cash generated by operations, and individual goals were not applicable. For our other members of management, generally equal weight was given to each of the EBITDA factor, cash generated by operations and inventory turns on a combined basis, and individual goals. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2013 was $72.8 million as compared to $64.4 million in fiscal year 2012. For fiscal year 2013, the non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were acquisition-related expenses of $4.1 million, stock-based compensation expense of $1.0 million, the Veritas Management advisory fees of $2.2 million and utilization of net increase in the cost basis of inventory of $0.4 million. For fiscal year 2012, the non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were acquisition-related expenses of $1.5 million, stock-based compensation expense of $1.0 million, the Veritas Management advisory fees of $2.0 million and utilization of net increase in the cost basis of inventory of $0.2 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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

Sales of $391.2 million for fiscal year 2012 were $2.5 million, or approximately 1%, higher than sales of $388.7 million for fiscal year 2011. Explanations for the sales increase or decrease by market are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. On a combined basis, sales for these two markets decreased 3% as a result of the expected absence of a large, non-recurring program for counter-IEDs that was completed in fiscal year 2011. We recorded approximately $18.0 million in sales for this program in fiscal year 2011, as compared to no sales for this program in fiscal year 2012. Partially offsetting this decrease, sales of products to support the radars for certain missile systems and the Aegis radar system increased during fiscal year 2012.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 11% increase in sales of our medical products was due to higher sales of products to support x-ray imaging and radiation therapy applications. As a result of the timing of the two most recent annual x-ray imaging programs in Russia, fiscal year 2012 contained significantly higher shipments of x-ray imaging products for customers participating in these programs than did fiscal year 2011. These increases were partially offset by a decrease in sales to support MRI applications.

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

The fiscal year 2012 income tax rate is higher than the expected federal statutory rate of 35% primarily due to state income taxes, foreign earnings that are subject to U.S. federal income tax, tax contingency reserves and non-deductible stock compensation expense, partially offset by the domestic manufacturing deduction.

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

Calculation of Management Bonuses. Management bonuses were $1.5 million in fiscal year 2012 as compared to $2.9 million in fiscal year 2011. Management bonuses for fiscal years 2012 and 2011 were calculated pursuant to our MIP and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for our officers, equal weight was given to the first two factors, and the third factor was not applicable. For our other members of management, equal weight was given to each of the three factors described above. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain non-recurring or non-cash charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2012 was $64.4 million as compared to $63.4 million in fiscal year 2011. For fiscal year 2012, the non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were acquisition-related expenses of $1.5 million, stock-based compensation expense of $1.0 million, the Veritas Management advisory fees of $2.0 million and utilization of net increase in the cost basis of inventory of $0.2 million. For fiscal year 2011, the non-recurring and non-cash charges that were excluded from EBITDA in calculating management bonuses were strategic alternative transaction expenses of $14.2 million, stock-based compensation expense of $4.9 million, early debt extinguishment expense of $0.1 million, an adjustment for the merger impact of the revaluation of acquired assets and liabilities of $8.6 million, the Veritas Management advisory fees of $1.4 million and legal fees for a business compliance review of $0.2 million. The most significant charge from the revaluation of acquired assets and liabilities was the $7.7 million net increase in the cost basis of the inventory. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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

On October 1, 2013, we purchased the outstanding stock of Radant, a Massachusetts corporation, for a payment of approximately $36.0 million in cash, subject to post-closing adjustments based on a determination of Radant's closing net working capital. We may be required to pay the previous owners of Radant future consideration of up to $10.0 million contingent upon the achievement of certain financial targets over the next two years.

On June 25, 2013, we acquired certain assets of MCL for a payment of $6.0 million in cash. On June 30, 2012, we acquired the Codan Satcom business from Codan Limited, an Australian-based public company for $7.5 million (including goods and services tax). Both acquisitions were funded using available cash on hand.

We believe that cash flows from operations and availability under our revolving credit facility included in the senior secured credit facilities will be sufficient to fund the purchase price for our acquisition of Radant, working capital needs, capital expenditures and other business requirements for at least the next 12 months. We may need to incur additional financings to make strategic acquisitions or investments or if our cash flows from operations are less than we expect. We cannot assure you that financing will be available to us on acceptable terms or that financing will be available at all.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	September 27, 2013	September 28, 2012	September 30, 2011
Cash and cash equivalents	$67.1	$43.0	$35.0
Working capital	$149.8	126.9	103.0

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $2.6 million as of September 27, 2013, consisting of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of September 27, 2013, excluding approximately $3.8 million of outstanding letters of credit, our total indebtedness was $359.2 million before unamortized original issue discount of $0.4 million. We also had an additional $26.2 million available for borrowing under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. For the fiscal year ended September 27, 2013, our interest expense exclusive of debt issue costs and discount amortization was $24.9 million, and our cash interest paid was $24.9 million.

As of September 27, 2013 and September 28, 2012, we were in compliance with the covenants under the agreements governing our senior credit facilities and the indentures governing our senior notes. Currently, our most significant debt covenants require us to maintain a maximum leverage ratio of 6.00:1 and a minimum cash interest ratio of 1.85:1. As of September 27, 2013, our leverage ratio was approximately 4.7:1 and our cash interest ratio was approximately 2.9:1.

Free Cash Flow and Adjusted Free Cash Flow

Our free cash flow and adjusted free cash flow were $33.2 million and $35.1 million, respectively, for fiscal year 2013. Free cash flow represents net cash provided by operating activities minus capital expenditures. Adjusted free cash flow represents free cash flow further adjusted to exclude certain non-recurring, unusual or other items. Our management team believes that the presentation of free cash flow and adjusted free cash flow provides useful information to investors regarding our financial condition.

We believe that GAAP-based financial information for leveraged businesses, such as our business, should be supplemented by free cash flow and adjusted free cash flow so that investors better understand our operating performance in connection with their analysis of our business. Other companies may define free cash flow and adjusted free cash flow differently and, as a result, our measures may not be directly comparable to free cash flow and adjusted free cash flow of other companies. Because free cash flow and adjusted free cash flow do not include certain material costs necessary to operate our business, when analyzing our business, these non-GAAP measures should be considered in addition to, and not as a substitute for, net cash provided by operating activities or statements of cash flows data prepared in accordance with GAAP.

The following table reconciles free cash flow and adjusted free cash flow, non-GAAP financial measures, from a GAAP financial measure.

Fiscal Year 2013
Net cash provided by operating activities	$38,165
Cash capital expenditures	(4,938)
Free cash flow	33,227

Adjustments to exclude certain non-recurring or other unusual items:
Cash paid for acquisition-related expenses, net of taxes(1)	2,015
Cash paid for Veritas Capital advisory fee, net of taxes(2)	1,237
Cash received for prior year transfer pricing audit(3)	(1,394)
Total adjustments	1,858
Adjusted free cash flow	$35,085

(1) Represents non-recurring transaction costs, net of income taxes, related to the negotiation, closing and integration of acquisitions. Costs include fees for attorneys and other professional services and expenses related to integration of the Codan Satcom, MCL and Radant acquisitions.

(2) Represents a management fee paid to Veritas Capital for advisory and consulting services, net of income taxes.
(3) Represents refunded income tax payments with respect to an audit by the Canada Revenue Agency (“CRA”) of CPI Canada's purchase of the Satcom Division in fiscal years 2001 and 2002. We consider this a non-recurring source of cash as it pertains to previous years.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 11, 2011
Net cash provided by operating activities	$38.2	$25.1	$13.6	$4.3
Net cash used in investing activities	(10.9)	(15.5)	(375.4)	(2.5)
Net cash (used in) provided by financing activities	(3.2)	(1.5)	349.9	2.2
Net increase (decrease) in cash and cash equivalents	$24.1	$8.1	$(11.9)	$4.0

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $38.2 million in fiscal year 2013 was attributable to net income of $10.9 million; depreciation, amortization and other non-cash charges of $26.4 million; and net cash provided by working capital of $0.9 million. The primary sources of cash for working capital during fiscal year 2013 were (1) an increase in advance payments from customers due to timing differences in billing and receipt of contract advances, and (2) a decrease in accounts receivable due to improved cash collections. The aforementioned sources of working capital were partially offset by (1) an increase in inventories to support increased orders and anticipated sales activity in future fiscal quarters, and (2) a decrease in accounts payable due to the timing of vendor payments.

Net cash provided by operating activities of $25.1 million in fiscal year 2012 was attributable to net income of $3.7 million, and depreciation, amortization and other non-cash charges of $29.4 million, partially offset by net cash used in working capital of $8.0 million. The primary uses of cash for working capital during fiscal year 2012 were increases in accounts receivable and inventories. Accounts receivable increased due to the timing factors associated with shipments and sales. Inventories increased in anticipation of fulfilling certain customer orders and due to the acquisition of Codan Satcom.

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

Investing Activities

Investing activities for fiscal year 2013 comprised payments of $6.0 million for the acquisition of MCL and capital expenditures of $4.9 million.

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

Financing Activities

Financing activities for fiscal years 2013 and 2012 comprised repayment of borrowings under Successor’s term loan facility of $3.2 million and $1.5 million, respectively.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 27, 2013 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2014	2015-2016	2017-2018	Thereafter
Operating leases	$6,364	$1,897	$1,600	$628	$2,239
Purchase commitments	40,358	35,663	4,695	—	—
Debt obligations	359,175	5,500	—	353,675	—
Interest on debt obligations	106,877	24,832	49,188	32,857	—
Uncertain tax positions, including interest	3,265	3,265	—	—	—
Total cash obligations	$516,039	$71,157	$55,483	$387,160	$2,239
Standby letters of credit	$3,848	$3,848
The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the actual timing and amount of payments may be different.

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates and that interest rates in effect on September 27, 2013 remain constant for future periods. The table also reflects the required ECF prepayment under the senior credit facilities of $5.5 million payable in the first quarter of fiscal year 2014. The above table does not reflect future ECF or other prepayments, if any, that may be required under the senior credit facilities.

Leases: We are committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of our leases provide for escalating lease payments. Assets subject to capital leases as of September 27, 2013 were not material.

Purchase Commitments: As of September 27, 2013, we had known purchase commitments of $40.4 million, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that we cannot cancel or for which we would be required to pay a termination fee in the event of cancellation.

Debt Obligations: As of September 27, 2013, our long-term debt consisted of the following (in thousands):

Senior Secured Credit Facilities:
Revolving credit facility	$—
Term loan facility, excluding discount	144,175
Term loan unamortized original issue discount	(442)
143,733
8.00% Senior Notes due 2018	215,000
358,733
Less: Current portion	5,500
Long-term portion	$353,233
Standby letters of credit	$3,848

Senior Secured Credit Facilities. In connection with the Merger, on February 11, 2011 we entered into the Senior Secured Credit Facilities consisting of (i) a $150.0 million six-year term loan facility; and (ii) a $30.0 million, five-year revolving credit facility. We borrowed the full amount of the term loan facility thereunder in connection with the Merger, and the revolving credit facility was undrawn at September 27, 2013 (other than for approximately $3.8 million of outstanding letters of credit). We have the option to increase the amount available under the Senior Secured Credit Facilities by up to an aggregate of $50.0 million on an uncommitted basis.

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

Contingent Income Tax Obligations

As of September 27, 2013, our total unrecognized tax benefits, including any related interest accrual, were $3.3 million reported as “income taxes payable” in our consolidated balance sheet. See Note 13, Income Taxes, to the accompanying consolidated financial statements for more information.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for fiscal year 2013 were $4.9 million. In fiscal year 2014, ongoing capital expenditures are expected to be approximately $7.5 to $8.5 million, including for Radant, and to be funded by cash flows from operating activities.

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

We assess the recoverability of the carrying value of goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level (our six divisions as of September 27, 2013) based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent the reporting unit’s carrying value of goodwill exceeds its implied fair value, impairment exists and must be recognized. This process requires the use of discounted cash flow models that utilize certain judgments and estimates, including projections of future revenue and expenses, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

At September 27, 2013 and September 28, 2012, the carrying amount of goodwill and other intangible assets with indefinite useful lives was $214.8 million and $214.0 million, respectively. Based on our test for impairment performed in the fourth quarter of fiscal year 2013, goodwill and other intangible assets with indefinite useful lives were determined not to be impaired. We will continue to evaluate the need for impairment at least annually in the fourth quarter or in other fiscal quarters if changes in circumstances or available information indicate that impairment may have occurred.

At September 27, 2013 and September 28, 2012, the carrying amount of property, plant and equipment and finite-lived intangible assets was $280.7 million and $295.4 million, respectively. We review the carrying values of long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. We assess the recoverability of property, plant and equipment to be held and used and finite-lived intangible assets by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of September 27, 2013, we had fixed-rate senior notes of $215.0 million due in 2018, bearing interest at 8% per year, and a variable–rate term loan of $143.7 million (net of $0.4 million unamortized original issue discount) under our senior secured credit facilities due in 2017. Our variable rate debt is subject to changes in the LIBOR rate. As of September 27, 2013, the variable interest rate on the term loan under the senior secured credit facilities was 5.0%.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At September 27, 2013, the fair value of foreign currency forward contracts was a short-term asset of $0.4 million (prepaid and other current assets) and a short-term liability of $0.2 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in “accumulated other comprehensive income” in the consolidated balance sheets. At September 27, 2013, the unrealized loss, net of tax, was not material. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in “general and administrative” expenses in the consolidated statements of comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in “general and administrative” expenses in the consolidated statements of comprehensive income (loss). No ineffective amounts were recognized due to anticipated transactions failing to occur for fiscal years 2013 and 2012, as well as for the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011.

As of September 27, 2013, we had entered into Canadian dollar forward contracts for approximately $43.0 million (Canadian dollars), or approximately 78% of estimated Canadian dollar denominated expenses for October 2013 through September 2014, at an average rate of approximately 0.96 U.S. dollar to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements required by this item are hereby incorporated by reference to Part IV of this Annual Report on Form 10-K, and the supplementary data required by this item are included in Note 15 to the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 27, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of September 27, 2013.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the board of directors of CPII, the board of directors of Parent and our named executive officers as of December 10, 2013.

Name	Age	Office and Position
O Joe Caldarelli	63	Chief Executive Officer and Director
Robert A Fickett	53	President, Chief Operating Officer and Director
Joel A Littman	61	Chief Financial Officer, Treasurer and Secretary
John R Beighley	61	Vice President and Assistant Secretary of CPII
Don C Coleman	59	Vice President of CPII
Andrew E Tafler	58	Vice President of CPII
Hugh D Evans	45	Chairman of the Board of Directors, Director
Ramzi M Musallam	45	Director
Jeffrey P Kelly	39	Director
Benjamin M Polk	62	Director
Michael J Meehan	73	Director
Admiral Leighton W Smith, Jr.	74	Director

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

Hugh D. Evans serves as the chairman of our board of directors. Mr. Evans is a partner at Veritas Capital. Prior to joining Veritas in 2005, Mr. Evans was a partner at Falconhead Capital, a middle market private equity firm. Prior to Falconhead, Mr. Evans was a principal at Stonington Partners. Mr. Evans began his private equity career in 1992 at Merrill Lynch Capital Partners, the predecessor firm of Stonington, which was a wholly owned subsidiary of Merrill Lynch. Mr. Evans is a member of the boards of directors of Aeroflex Holding Corp., Truven Health Analytics Inc. and several private companies. Mr. Evans holds an A.B. from Harvard University and an M.B.A. from the University of Chicago Graduate School of Business. Mr. Evans was chosen to serve on our board of directors because of his position as a partner of Veritas Capital, his experience on other public and private company boards and his extensive experience in finance and private equity investment.

Ramzi M. Musallam serves as a member of our board of directors. Mr. Musallam is the managing partner of Veritas Capital, which he has been associated with since 1997. Mr. Musallam is a member of the boards of directors of Aeroflex Holding Corp., Truven Health Analytics Inc. and several private companies and was a member of the board of directors of Vangent, Inc. from February 2007 to September 2011 and DynCorp International Inc. from February 2005 to July 2010. Mr. Musallam holds a B.A. from Colgate University with a major in Economics and Mathematics and an M.B.A. from the University of Chicago Booth School of Business. Mr. Musallam was chosen to serve on our board of directors because of his position as a partner of Veritas Capital, his experience on other public and private company boards and his extensive experience in finance and private equity investment.

Jeffrey P. Kelly serves as a member of our board of directors. Mr. Kelly is a principal at Veritas Capital. Prior to joining Veritas in 2008, Mr. Kelly was a vice president in the Leveraged Finance Group at Goldman Sachs & Co., where he structured and executed loan and high yield bond financings for leveraged buyouts and strategic acquisitions across a variety of industries. Prior to Goldman Sachs & Co. in 2006, Mr. Kelly worked at Morgan Stanley, raising non-investment grade debt capital for corporate clients in the loan and bond markets. Mr. Kelly currently serves as a director of Truven Health Analytics Inc. and another private company. Mr. Kelly holds a B.S. in Finance from Washington University and an M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Kelly was chosen to serve on our board of directors because of his experience and familiarity with the Company and his extensive experience in finance, capital markets and private equity investment.

Benjamin M. Polk joined our board of directors in October 2012. Mr. Polk is a partner at Veritas Capital. Prior to joining Veritas in July 2011, Mr. Polk was a partner with the law firm of Schulte Roth and Zabel LLP from May 2004 to July 2011 and prior to that, a partner with the law firm of Winston & Strawn LLP, where Mr. Polk practiced law with that firm and its predecessor firm, from August 1976 to May 2004. During his legal career Mr. Polk worked with Veritas as its lead outside legal counsel on virtually every major transaction Veritas has been involved in since its founding. Mr. Polk is a member of the board of directors of Monster Beverage Corporation, Aeroflex Holding Corp., Truven Health Analytics Inc. and several private companies. He holds a B.A. from Hobart College and a J.D. from Cornell Law School. Mr. Polk was chosen to serve on our board of directors because of his extensive experience in finance and private equity investment.

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

Admiral Leighton W. Smith, Jr. (USN Ret.) joined our board of directors in June of 2011. Admiral Smith was appointed to four-star rank in April 1994, became commander-in-chief, U.S. Naval Forces Europe and commander-in-chief, Allied Forces Southern Europe and concurrently assumed the command of the NATO-led Implementation Force in Bosnia in December 1995. Admiral Smith retired from the U.S. Navy in 1996 after 34 years of service. Admiral Smith has served as a distinguished fellow at the Center for Naval Analysis and as a senior advisor to the Institute for Defense Analysis. Admiral Smith is also a member of the board of Billing Services Group, a provider of clearing, settlement, payment and financial risk management solutions to the telecommunications industry. He is also president of Leighton Smith Associates, engaged in consulting to major defense contractors. Prior to 2010, Admiral Smith served as a member of the board of directors of DynCorp International, Inc. Admiral Smith holds a B.A. in Naval Science from the U.S. Naval Academy and a Master’s degree in Personnel Counseling from Troy State University. Admiral Smith was chosen to serve on our board of directors because of his extensive experience in and knowledge of the U.S. Department of Defense, which allows him to bring additional perspective and invaluable insight to our board of directors.

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

Item 11. Executive Compensation

DIRECTOR COMPENSATION
Director Compensation Table
The table below summarizes the compensation paid to or earned by each person who was a director of the Company during the fiscal year ended September 27, 2013, other than any director who is an executive officer. Mr. Caldarelli and Mr. Fickett are also named executive officers, and information regarding compensation paid to or earned by them is presented below under “Executive Compensation-Summary Compensation Table” and the related explanatory tables and narrative disclosures. Mr. Caldarelli and Mr. Fickett did not receive any additional compensation for their service as directors.

	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards	All Other Compensation	Total Compensation
Robert B. McKeon	—	—	—	—	—
Hugh D. Evans	—	—	—	—	—
Ramzi M. Musallam	—	—	—	—	—
Jeffrey P. Kelly	—	—	—	—	—
Michael J. Meehan(2)	30,500	—	—	—	30,500
Admiral Leighton W. Smith Jr.(2)	31,500	—	—	—	31,500

(1)	For a description of the fees earned by the non-employee directors during the fiscal year ended September 27, 2013, see the disclosure below under “Narrative to Director Compensation Table.”

(2)
On June 6, 2011, Mr. Meehan and Admiral Smith were each granted Class B membership interests equal to approximately 0.01% of the aggregate amount of all outstanding Class A and Class B membership interests in Holding LLC upon their appointment to the board for the first time. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including affiliates of Veritas Capital, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The Class B membership interests are non-transferable, and are subject to vesting over a five-year period. Vesting would be accelerated in the event of a change of control.

Information with respect to unvested Class B membership interests in Holding LLC granted to Mr. Meehan and Admiral Smith and outstanding as of September 27, 2013, follows:

Class B Membership Interest That Has Not Vested
Michael J. Meehan	0.007%
Admiral Leighton W. Smith Jr.	0.007%

Narrative to Director Compensation Table
Our independent directors are paid an annual cash retainer of $25,000 plus per meeting fees of $1,500 if in-person and $500 if via teleconference. In addition, we expect to make a one-time grant of Class B membership interests in Holding LLC to an independent director joining the board for the first time, in an amount to be determined by the full board of directors at such time. We may also make additional grants of Class B membership interests in Holding LLC to our independent directors from time to time, as and when determined by the full board. We do not pay any compensation to our non-independent board members in their capacity as such. See “Security Ownership of Certain Beneficial Owners and Management” for additional information regarding the Class B membership interests in Holding LLC.

EXECUTIVE COMPENSATION
Forward-looking Statements

This section contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements that are predictive in nature; that depend upon or refer to future events or conditions; or that include words, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or variations or negatives of such words or similar or comparable words or phrases. These statements are only predictions. Forward-looking statements are based on the Company’s current expectations and projections about future events and are subject to risks, uncertainties and assumptions that may cause results to differ materially from those set forth in the forward looking statements. The forward-looking statements may include statements regarding actions to be taken by the Company. The Company undertakes no obligation to publicly update any forward looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the uncertainties that may affect the Company’s business, particularly those mentioned in the cautionary statements in Item 1A “Risk Factors” of this report and in the other periodic reports filed by the Company with the Securities and Exchange Commission.
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
Salary
In view of our desire to reward performance and loyalty and to place a significant portion of each executive officer’s compensation at risk, we regard salary as only one component of the compensation of our named executive officers. Our executive officers’ salaries for fiscal year 2013 were approved by our board of directors.

We review the base salaries of our named executive officers annually, after receiving recommendations from our chief executive officer.
Management Incentive Plan
Under our Management Incentive Plan (“MIP”), we set objective financial and performance goals near the beginning of each fiscal year. Each executive officer receives an award under which he will receive a bonus equal to a percentage of his base salary; the applicable percentage depends on whether, and the extent to which, the objective performance goals are achieved for the fiscal year. For each fiscal year, we determine a minimum level of objective performance goals that must be achieved before the executive officers will receive any bonuses under the MIP. The goals and calculations underlying the MIP for fiscal year 2013 are discussed in greater detail under “Management Incentive Plan Awards for Fiscal Year 2013.” The executive officers’ goals under the MIP for fiscal year 2013 were set and approved by our board of directors.
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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The board of directors, which serves as the compensation committee for the Company, has reviewed the Compensation Discussion and Analysis for fiscal year 2013 and discussed its contents with the Company’s management. Based on such review and discussions, the board of directors recommended that the Compensation Discussion and Analysis be included in the annual report on Form 10-K.

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
SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid to or earned for the fiscal year ended September 27, 2013 by:

•	the chief executive officer;

•	the chief financial officer; and

•	the three other most highly compensated individuals who were serving as executive officers of the Company at the end of the fiscal year.

These individuals are referred to in this proxy as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Stock Awards(c)	Option Awards(d)	Non-equity Incentive Plan Compensation(e)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(f)	All Other Compensation(g)	Total
O. Joe Caldarelli (a)(b)	2013	$587,996	$—	$—	$890,131	$—	$79,024	$1,557,151
Chief Executive Officer	2012	587,333	—	—	292,975	340,168	85,564	1,306,040
	2011	573,954	973,579	113,868	738,920	228,047	79,818	2,708,186
Joel A. Littman	2013	324,942	—	—	371,834	—	51,760	748,536
Chief Financial Officer,	2012	315,577	—	—	107,095	—	50,123	472,795
Treasurer & Secretary	2011	306,577	395,231	56,934	304,000	—	49,600	1,112,342
Robert A. Fickett	2013	379,038	—	—	515,518	—	56,937	951,493
Chief Operating Officer	2012	368,173	—	—	166,217	—	55,026	589,416
& President	2011	357,673	588,013	75,912	481,000	—	54,053	1,556,651
Andrew E. Tafler (a)	2013	212,428	—	—	171,341	—	39,868	423,637
Vice President	2012	207,753	—	—	30,344	—	39,659	277,756
	2011	204,410	294,007	37,956	215,220	—	40,278	791,871
Don C. Coleman	2013	214,385	—	—	201,902	—	40,500	456,787
Vice President	2012	208,924	—	—	97,182	—	39,854	345,960
	2011	204,922	294,007	37,956	174,000	—	39,584	750,469

(a)
For Mr. Caldarelli and Mr. Tafler, salary, non-equity incentive plan compensation and all other compensation amounts are denominated in Canadian dollars. Salary and all other compensation amounts were converted to U.S. dollars using the average exchange rate during fiscal year 2013 of approximately US$0.98 for C$1.00, during fiscal year 2012 of approximately US$0.99 for C$1.00 and during fiscal year 2011 of approximately US$1.01 for C$1.00. Non-equity incentive plan compensation amounts were converted to U.S. dollars for fiscal year 2013 using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00, for fiscal year 2012 using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00 and for fiscal year 2011 using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00.

(b)
Mr. Caldarelli’s base salary was increased to C$600,000 on January 7, 2012. Prior to this increase, his base salary was C$575,000. From October 2004 to January 8, 2011, his base salary had remained constant at C$550,000. Excluding the C$25,000 salary increase in January 2012, any changes to his base salary as reported on the table were a result of the changing U.S. dollar to Canadian dollar exchange rate.

(c) For fiscal year 2011, this column includes:

(1)
the grant date fair value for stock awards calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation,” for the 25% of Predecessor stock awards granted during fiscal year 2011 that became vested upon the consummation of the Merger. For Mr. Caldarelli, the grant date fair value for the 25% of the Predecessor stock awards granted during fiscal year 2011 that became vested upon the consummation of the Merger equaled $57,990; for Mr. Littman, this value equaled  $28,995; for Mr. Fickett, this value equaled $38,660; for each of Messrs. Coleman and Tafler, this value equaled $19,330. Under the terms of the Predecessor’s merger agreement with Veritas, which was entered into prior to the granting of the fiscal year 2011 stock awards, 25% of the stock awards granted by the Predecessor during fiscal year 2011 would vest and be cashed out in connection with the Merger and the remaining 75% would be cancelled at the time of the Merger for no consideration. For Mr. Caldarelli, the grant date fair value for all of the Predecessor stock awards granted during fiscal year 2011 (including those that were terminated at the time of the Merger for no consideration) equaled $231,960; for Mr. Littman, this value equaled $115,980; for Mr. Fickett, this value equaled $154,640; for each of Messrs. Coleman and Tafler, this value equaled $77,320. The amounts represent the grant date estimate of compensation costs to be recognized over the service period, excluding the effect of forfeiture, but taking into account the expected cancellation of 75% of the fiscal year 2011 stock awards in connection with the Merger. For additional information regarding the assumptions used for the valuation, see Note 12 to the consolidated financial statements included in the Company’s Form 10-K filed for the fiscal year ended September 30, 2011. The amounts also represent the maximum value assuming the highest level of performance conditions is probable (but also assuming that 75% of the fiscal year 2011 stock awards would be cancelled in connection with the Merger for no consideration). All of the Predecessor’s stock plans were terminated upon the completion of the Merger.

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

(d)
The column includes the grant date fair value for option awards calculated in accordance with ASC 718, for the 25% of stock options granted during fiscal year 2011 that became vested upon the consummation of the Merger. For Mr. Caldarelli, the grant date fair value for the 25% of the Predecessor stock options granted during fiscal year 2011 that became vested upon the consummation of the Merger equaled $113,868; for Mr. Littman, this value equaled  $56,934; for Mr. Fickett, this value equaled $75,912; for each of Messrs. Coleman and Tafler, this value equaled $37,956. Under the terms of the Predecessor’s merger agreement with Veritas, which was entered into prior to the granting of the fiscal year 2011 stock options, 25% of the stock options granted by the Predecessor during fiscal year 2011 would vest and be cashed out in connection with the Merger and the remaining 75% would be cancelled at the time of the Merger for no consideration. For Mr. Caldarelli, the grant date fair value for all of the Predecessor stock options granted during fiscal year 2011 (including those that were terminated at the time of the Merger for no consideration) equaled $455,472; for Mr. Littman, this value equaled $227,736; for Mr. Fickett, this value equaled $303,648; for each of Messrs. Coleman and Tafler, this value equaled $151,824. The amounts represent the grant date estimate of compensation costs to be recognized over the service period, excluding the effect of forfeiture, but taking into account the expected cancellation of 75% of the fiscal year 2011 stock options in connection with the Merger. For additional information regarding the assumptions used for the valuation, see Note 12 to the consolidated financial statements included in the Company’s Form 10-K filed for the fiscal year ended October 1, 2011. The amounts also represent the maximum value assuming the highest level of performance conditions is probable (but also assuming that 75% of the fiscal year 2011 stock options would be cancelled in connection with the Merger for no consideration). All of the Predecessor’s stock plans were terminated upon the completion of the Merger.

(e)
Includes amounts earned under the Company’s MIP for all of the named executive officers. As noted above, for Mr. Caldarelli and Mr. Tafler, the payments are denominated in Canadian dollars, and the fiscal year 2013 amount was converted to U.S. dollars using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00, while the fiscal year 2012 amount was converted to U.S. dollars using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00 and the fiscal year 2011 amount was converted to U.S. dollars using an exchange rate as of September 30, 2011 of approximately US$0.98 for C$1.00.

For fiscal year 2012, Mr. Caldarelli, at his discretion, voluntarily reduced the bonus to which he was otherwise entitled under the MIP by US$130,000, and this $130,000 was redistributed in equal amounts to all other participants, except CPI officers and division presidents.

(f)
Mr. Caldarelli’s pension plan is denominated in Canadian dollars. The aggregate change in the actuarial present value of the pension benefit obligation during fiscal years 2011, 2012 and 2013 consists of the following:

	Fiscal Year 2011	Fiscal Year 2012	Fiscal Year 2013(1)
U.S. dollar changes in Canadian pension benefit obligation	$225,382	$265,806	$(287,534)
Increases in pension benefit obligation as a result of the changing U.S. dollar to Canadian dollar exchange rate	2,665	74,362	(55,731)
Total changes in pension benefit obligation in U.S. dollars	$228,047	$340,168	$(343,265)

(1) Mr. Caldarelli had a negative change in the actuarial present value of the pension benefit obligation in fiscal year 2013 in the total amount of $343,265 due primarily to a change in the assumed discount rate. For details, please refer to “Narrative Disclosure to Pension Benefits Table.”
The amounts above were calculated using an exchange rate at the beginning of fiscal year 2011 of approximately US$0.97 for $C$1.00, at the end of 2011 of approximately US$0.98 for C$1.00, and at the end of fiscal year 2012 of approximately US$1.02 for C$1.00.

(g)	Details regarding the various amounts included in this column are provided in the following table entitled “All Other Compensation Table for Fiscal Year 2013.”

All Other Compensation Table for Fiscal Year 2013
The components of the amounts shown in the “All Other Compensation” column of the “Summary Compensation Table” are displayed in detail in the following table.

Name of Executive	Company 401(k) Contribution	Car Allowance (a)	Tax Gross-ups (b)	Payments to Non-qualified Deferred Compensation Plan (c)	Cash in Lieu of Pension (d)	Payments to Defined Contribution Plan (e)	Other Compensation	Total
O. Joe Caldarelli	$—	$39,243	$18,244	$—	$21,537	$—	$—	$79,024
Joel A. Littman	12,221	25,200	—	14,339	—	—	—	51,760
Robert A. Fickett	12,112	25,200	—	19,625	—	—	—	56,937
Andrew E. Tafler	—	24,716	—	—	3,142	12,010	—	39,868
Don C. Coleman	10,183	25,200	—	5,117	—	—	—	40,500

(a)
Represents the total cost to the Company for use by the named executive officer of a company car during fiscal year 2013. For Mr. Caldarelli, this includes amounts paid by the Company for lease costs, reimbursement of gas, maintenance costs and car insurance. For Mr. Caldarelli and Mr. Tafler, the amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2013 of approximately US$0.98 for C$1.00.

(b)
Represents tax gross-ups paid to Mr. Caldarelli related to the use of a company car. The amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2013 of approximately US$0.98 for C$1.00.

(c)	Represents amount to be contributed by the Company to the non-qualified deferred compensation plan for fiscal year 2013.

(d)
The Company’s Canadian subsidiary makes contributions to a defined benefit plan (discussed under “Pension Benefits” below). The amounts in this column represent the excess of the amount the Company is obligated to contribute over the governmentally imposed limitation on contributions. For Mr. Caldarelli, this amount was paid to an investment advisor managing investments in the defined benefit plan. The amounts shown are denominated in Canadian Dollars and were converted to U.S. Dollars using the average exchange rate during fiscal year 2013 of approximately US$0.98 for C$1.00.

(e)
Represents C$12,255 contributed by the Company to the defined contribution plan for fiscal year 2013. The amount is denominated in Canadian Dollars and was converted to U.S. Dollars using the average exchange rate during fiscal year 2013 of approximately US$0.98 for C$1.00.

Grants of Plan-based Awards For Fiscal Year 2013
The following table provides information concerning grants of plan-based awards to each of the named executive officers for the fiscal year ended September 27, 2013.

		Date of Approval by	Estimated Future Payments Under Non-equity Incentive Plan Awards(1)			Actual Payouts Under Non-equity Incentive Plan	All Other Stock Awards: Number of Shares of Stock or Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Compensation Committee	Threshold ($)	Target ($)	Maximum ($)	Awards(2) ($)	Units (#)	Options (#)	Awards ($/Sh)	Awards ($)
O. Joe Caldarelli(3)	—	—	$176,400	$588,000	$1,234,800	$890,131	—	—	—	—
Joel A. Littman	—	—	58,950	196,500	393,000	371,834	—	—	—	—
Robert A. Fickett	—	—	85,950	286,500	644,625	511,518	—	—	—	—
Andrew E. Tafler(3)	—	—	32,120	107,065	240,896	171,341	—	—	—	—
Don C. Coleman	—	—	32,400	108,000	243,000	201,902	—	—	—	—

(1)	Amounts represent possible payouts under the Company’s MIP for fiscal year 2013 for all of the named executive officers.

(2)
The amounts in this column represent the actual payouts under the MIP for fiscal year 2013 for all of the named executive officers. The amounts in this column are also included in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

(3)
For Mr. Caldarelli and Mr. Tafler, estimated future payments under non-equity incentive plan awards and actual payouts under non-equity incentive plan awards are denominated in Canadian dollars, which were converted to U.S. dollars using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00.

Grants of Equity-based Awards For Fiscal Year 2013
There are no equity-based awards granted to named executive officers during fiscal year 2013.

Narrative Disclosure to Summary Compensation Table, Grants of Plan-based Awards Table, and Grants of Other Equity-based Awards Table
Employment Agreements
Messrs. Caldarelli, Fickett and Littman
CPI Canada, a subsidiary of the Company, is a party to an employment agreement with Mr. Caldarelli, and CPI, also a subsidiary of the Company, is party to an employment agreement with each of Messrs. Fickett and Littman. The term of each employment agreement commenced on April 27, 2006 and continued for a three-year period thereafter. Each agreement is automatically extended for additional one-year periods thereafter, unless the employer or the executive officer gives notice of non-renewal at least six months prior to the end of the term. No notices of non-renewal have been provided with respect to these agreements.
Each agreement provides for the following initial base salary, subject to upward adjustment by the board of directors of the Company in its sole discretion: Mr. Caldarelli-C$550,000; Mr. Fickett-US$300,000; and Mr. Littman-US$230,000.
Each of these executive officers is eligible to receive an annual cash bonus through participation in the Company’s MIP, as in effect from time to time, and awards under the Company’s equity incentive plans. For fiscal year 2013, the target bonuses for Messrs. Caldarelli, Fickett and Littman under the Company’s MIP were 1.0, 0.75 and 0.60 respectively, times their respective base salaries. Each of these executive officers is eligible to participate in other benefit plans, policies and programs.
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
For each of the executive officers, good reason generally means any of the following (i) assignment to the executive officer of any duties inconsistent with the executive officer’s positions with Parent and certain of its affiliates as set forth in the employment agreement (including status, offices, titles and reporting requirements), authorities, duties or responsibilities as contemplated in the employment agreement or any action by Parent or a specified affiliate that results in diminution in such positions, authority, duties or responsibilities; (ii) failure by the employer to comply with the provisions of the employment agreement; (iii) relocation of the office where the executive officer is required to report to a location that is 50 or more miles from the executive officer’s current location; or (iv) notice to the executive officer that the term of the employment agreement will not be extended.
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
Mr. Coleman
CPI has an employment letter, dated November 2, 2002, with Mr. Coleman that provides for an annual base salary of $159,000. The current practice is for the base salary to be reviewed and adjusted as appropriate. The letter provides that Mr. Coleman is entitled to participate in the Company’s MIP. If Mr. Coleman is terminated without cause, he will be entitled to continued payment of his base salary for 12 months. If Mr. Coleman is terminated without cause at any time during the two-year period following a change-in-control event, he will be entitled to continued payment of base salary for 12 months. In addition, upon a termination without cause, including in connection with such termination within two years after a change-in-control event, Mr. Coleman will be entitled to the continuation of employee benefits for the severance period, 100% of the management incentive award that otherwise would have been earned by him, continued use of his company car and full outplacement services. In order to receive the foregoing severance benefits, Mr. Coleman will be required to execute a general release in favor of the employer.

Mr. Tafler
CPI Canada, a subsidiary of the Company, is a party to an employment letter agreement, dated June 21, 2004, with Mr. Tafler that provides for an annual base salary of $165,000. The Company’s current practice is for the base salary to be reviewed and adjusted as appropriate. The letter provides that Mr. Tafler is entitled to participate in the Company’s Management Incentive Plan. Mr. Tafler is also entitled to participate in the executive car program and the defined contribution plan. If Mr. Tafler is terminated without cause, he will be entitled to continued payment of base salary for 12 months. If Mr. Tafler is terminated without cause at any time during the two-year period following a change-in-control event, he will be entitled to continued payment of base salary for 12 months, the continuation of employee benefits for the severance period, 100% of the management incentive award that otherwise would have been earned by him, continued use of his company car and full outplacement services. In order to receive the foregoing severance benefits, Mr. Tafler will be required to execute a general release in favor of the employer.

Management Incentive Plan Awards for Fiscal Year 2013
For fiscal year 2013, our board of directors established goals under the MIP based on earnings before interest, taxes, depreciation and amortization, further adjusted to exclude certain non-cash and non-recurring items (“Adjusted EBITDA”), cash flows from operating activities before taxes, interest and non-recurring expenses, less recurring cash flow from investing activities (“Adjusted Operating Cash Flow”), and a measure of inventory turns based on a ratio of cost of sales to net inventory for the last six months of the fiscal year (“Inventory Turns”). Minimum and maximum Adjusted EBITDA and Adjusted Operating Cash Flow goals were established at the corporate level and at each division, and for Inventory Turns at the division level. No bonus is payable with respect to a performance factor if the performance is below the minimum goal. Performance above the maximum level would not result in any increase in bonus.
The following table sets forth for fiscal year 2013, the minimum threshold goals (below which no bonuses based on the corresponding factor would be paid) and the maximum goals (above which no bonuses based on the corresponding factor would be paid), for Company Adjusted EBITDA and Adjusted Operating Cash Flow as well as the Company’s actual performance for the year (dollars in millions). There was no Company Inventory Turns factor, as this measure was only applicable at the division level.

Performance Factor	Minimum Threshold	Maximum Threshold	Actual Performance
Company Adjusted EBITDA	$63.0	$74.5	$72.8
Company Adjusted Op. Cash Flow	52.0	63.0	67.7
In calculating Adjusted EBITDA for fiscal year 2013, the Company excluded the following non-recurring and non-cash items: transaction costs related to closing and integration of acquisitions of $4.1 million, stock-based compensation expense of $1.0 million, an adjustment for the impact of the revaluation of acquired assets and liabilities of $0.4 million and the Veritas Management advisory fees of $2.2 million. The base salary used for each executive was: Mr. Caldarelli C$600,000 Canadian, Mr. Littman $327,500, Mr. Fickett $382,000, Mr. Tafler C$218,500 Canadian, and Mr. Coleman $216,000.
The award for Mr. Caldarelli, our chief executive officer, provided that his bonus would be weighted as follows: 40% on Adjusted EBITDA for the Company as a whole, 40% on Adjusted Operating Cash Flow for the Company as a whole, 10% on Adjusted EBITDA for the Communications & Medical Products (“CMP”) Division (of which he is the president), 5% on Adjusted Operating Cash Flow for the CMP Division and 5% on Inventory Turns for the CMP Division. His bonus would be 30% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 210% of his base salary on achievement of the maximum levels of Adjusted EBITDA, Adjusted Operating Cash Flow and Inventory Turns, with percentages interpolated for other levels of Adjusted EBITDA, Adjusted Operating Cash Flow and Inventory Turns.
For fiscal year 2013, the CMP Division’s actual Adjusted EBITDA, Adjusted Operating Cash Flow and Inventory Turns were all below their respective minimum thresholds.

The award for Mr. Fickett, our chief operating officer and president, provided that his bonus would be weighted as follows: 25% on Adjusted EBITDA for the Company as a whole, 25% on Adjusted Operating Cash Flow for the Company as a whole, 25% on Adjusted EBITDA for the Microwave Power Products (“MPP”) Division (of which he is the president), 12.5% on Adjusted Operating Cash Flow for the MPP Division and 12.5% on Inventory Turns for the MPP Division. His bonus would be 22.5% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 168.75% of his base salary on achievement of the maximum levels of Adjusted EBITDA, Adjusted Operating Cash Flow and Inventory Turns, with percentages interpolated for other levels of Adjusted EBITDA, Adjusted Operating Cash Flow and Inventory Turns.
For fiscal year 2013, the MPP Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount equal to approximately 55% of the difference between the minimum and maximum thresholds, the MPP Division’s actual Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 90% of the difference between the minimum and the maximum thresholds, and the MPP Division’s actual Inventory Turns exceeded the minimum threshold by an amount equal to 32% of the difference between the minimum and the maximum thresholds.
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
The award for Mr. Tafler, vice president, provided that his bonus would be weighted as follows: 25% on Adjusted EBITDA for the Company as a whole, 25% on Adjusted Operating Cash Flow for the Company as a whole, 25% on Adjusted EBITDA for the Satcom Division (of which he is the president), 12.5% on Adjusted Operating Cash Flow for the Satcom Division and 12.5% on Inventory Turns for the Satcom Division. His bonus would be 15.0% of his base salary (as in effect as of the end of the fiscal year) on achievement of the minimum thresholds and 112.5% of his base salary on achievement of the maximum levels of Adjusted EBITDA, Adjusted Operating Cash Flow and Inventory Turns, with percentages interpolated for other levels of Adjusted EBITDA, Adjusted Operating Cash Flow and Inventory Turns.
For fiscal year 2013, the Satcom Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount equal to approximately 38% of the difference between the minimum and maximum thresholds, the Satcom Division’s Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 49% of the difference between the minimum and the maximum thresholds, and the Satcom Division’s actual Inventory Turns exceeded the minimum threshold by an amount equal to 24% of the difference between the minimum and the maximum thresholds.

The award for Mr. Coleman, vice president, provided that his bonus would be weighted as follows: 25% on Adjusted EBITDA for the Company as a whole, 25% on Adjusted Operating Cash Flow for the Company as a whole, 25% on Adjusted EBITDA for the Beverly Microwave Division (“BMD Division”) (of which he is the president), 12.5% on Adjusted Operating Cash Flow for the BMD Division and 12.5% on Inventory Turns for the BMD Division. His bonus would be 15.0% of his base salary (as in effect as of the end of the fiscal year) on achievement of the minimum thresholds and 112.5% of his base salary on achievement of the maximum levels of Adjusted EBITDA, Adjusted Operating Cash Flow and Inventory Turns, with percentages interpolated for other levels of Adjusted EBITDA, Adjusted Operating Cash Flow and Inventory Turns.
For fiscal year 2013, the BMD Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount exceeding the maximum threshold, the BMD Division’s Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 95% of the difference between the minimum and the maximum thresholds, and the BMD Division’s Inventory Turns were below the minimum threshold.
The MIP provided that total aggregate bonus payments under the MIP for fiscal year 2013 would not exceed 8% of Adjusted EBITDA. For fiscal year 2013, the bonuses actually paid under the MIP did not approach this limit.
Except in the case of scheduled retirement, death or disability or as otherwise provided in an employee’s employment agreement, to be eligible for a bonus award, an executive officer must be on the payroll in good standing at the end of the fiscal year and at the time of payment. Payments are expected to be distributed on January 10, 2014 for U.S. executive officers, and no later than the end of January 2014 for Canadian executive officers. In the event of scheduled retirement, death or disability, a pro rata payment will be made to the executive officer or the executive officer’s estate.

Outstanding Equity Awards at September 27, 2013
Information with respect to unvested Class B membership interests in Holding LLC granted to the name executive officers and outstanding as of September 27, 2013, follows:

Name of Executive	Class B Membership Interest That Has Not Vested(1)	Market Value of Unvested Class B Membership Interest(2)
O. Joe Caldarelli	0.60%	$849,565
Joel A. Littman	0.24%	$339,826
Robert A. Fickett	0.36%	$509,739
Andrew E. Tafler	0.18%	$254,870
Don C. Coleman	0.18%	$254,870

(1)
Percentages represent unvested Class B membership interests in Holding LLC that was granted on April 27, 2011 and vest ratably over a five-year period on April 27 of each year, with the first 20% vesting on April 27, 2012. All of the unvested Class B membership interests will vest automatically upon a change of control.

(2)
The market values of Class B membership interests that were unvested at September 27, 2013 were determined by management using an income approach based on a cash flow methodology, the ownership percentage in Holding LLC, the preference of the Class A membership interests, and a discount for lack of liquidity.

Class B Membership Interest Vested for Fiscal Year 2013

Name of Executive	Class B Membership Interest
	Membership Interest Vested (%)(1)	Value Realized on Vesting ($)(2)
O. Joe Caldarelli	0.20%	$283,188
Joel A. Littman	0.08%	113,275
Robert A. Fickett	0.12%	169,913
Andrew E. Tafler	0.06%	84,957
Don C. Coleman	0.06%	84,957

(1)	Represents Class B membership interests in Holding LLC that vested on April 27, 2012.

(2)
The market values of Class B membership interests that were vested at September 27, 2013 were determined by management using an income approach based on a cash flow methodology, the ownership percentage in Holding LLC, the preference of the Class A membership interests, and a discount for lack of liquidity.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
O. Joe Caldarelli	Pension Plan for Executive Employees of Communications & Power Industries Canada Inc. (as applicable to O. Joe Caldarelli)	34	$1,365,418	—

(1)	Amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00.

Narrative Disclosure to Pension Benefits Table
In December 2002, CPI Canada, a subsidiary of the Company, adopted a defined benefit pension plan for its chief executive officer, O. Joe Caldarelli. CPI Canada, Mr. Caldarelli’s employer, is the administrator of the plan. The amount of annual pension payable to Mr. Caldarelli at age 65, which is the normal retirement age as defined in the plan, is equal to: (i) 2% of the average of Mr. Caldarelli’s highest average indexed earnings for each year of pensionable service before December 31, 1990 plus (ii) the aggregate of 2% of Mr. Caldarelli’s indexed earnings for each year of pensionable service on or after January 1, 1991. In effect, under current Canadian regulations, as of the end of December 2013, the annual pension amount would be limited to C$2,696.67 per year of pensionable service. As used above and defined in the plan, “earnings” refers to salary, commissions, bonus and profit sharing; “pensionable service” (subject to exceptions for certain temporary absences) refers to the number of years and completed months of continuous service in Canada with the employer and all pensionable service recognized under The Retirement Plan of Communications & Power Industries Canada Inc. (the predecessor plan), “indexed earnings” means, for any given calendar year, the earnings adjusted to the date of calculation (which is the earliest date of retirement, termination of employment, date of death or termination of the plan) to reflect increases after the year in the average weekly wages and salaries of the Industrial Aggregate as published by Statistics Canada, and “highest average indexed earnings” means the average of the highest three years of indexed earnings preceding any date of calculation. Amounts payable to Mr. Caldarelli under the plan cannot exceed the maximum pension limits under the Canadian Income Tax Act. Under current Canadian regulations, Mr. Caldarelli would have been entitled to a maximum pension of C$91,687 per year if he had retired at the end of December 2013.
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
The method of valuation for determining the present value of the accumulated benefit is based on the following assumptions:

	From 9/28/12 to 9/27/13	From 9/30/11 to 9/28/12	From 10/1/10 to 9/30/11
Mortality table	UP-1994 with generational projections using mortality projection scale AA	80% GAM-1983 (50% male/50% female)	80% GAM-1983 (50% male/50% female)
Expected rate of return on plan assets at the beginning of the year	7.50%	7.50%	7.50%
Expected rate of return on plan assets at the end of the year	5.50%	7.50%	7.50%
Discount rate of liabilities at the beginning of the year	3.80%	4.25%	4.75%
Discount rate of liabilities at the end of the year	4.50%	3.80%	4.25%
Rate of salary increase	3.50%	4.00%	4.00%
Rate of increase of monthly pension unit	1.50%	3.00%	3.00%
Average remaining service period of active employees	3.16	4.16	5.16
Age at retirement	65	65	65

Non-qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Joel A. Littman	$—	$14,339	$19,423	$—	$139,925
Robert A. Fickett	42,185	19,625	98,202	—	552,170
Don C. Coleman	—	5,117	24,554	—	208,109

(1)	Amounts reported in this column are also included in the “Summary Compensation Table” in the “All Other Compensation” column.

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
Under the Restated Deferred Compensation Plan, generally, a participating employee may elect in December of each year to defer up to 100% of his or her salary and MIP bonus for the next calendar year (subject to reduction to facilitate compliance with applicable withholding requirements). The Company makes contributions during each calendar year for the benefit of each participant equal to the sum of (1) 4.75% of the participant’s base salary paid in such calendar year in excess of the Social Security taxable wage base in effect for such year, up to and including the dollar limit set forth in Section 401(a)(17) of the Internal Revenue Code, plus (2) 9.5% of the participant’s base salary paid in such calendar year in excess of the dollar limit in Section 401(a)(17) of the Internal Revenue Code.
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
Calculation of Potential Payments upon Termination or Change in Control
The following table presents the Company’s estimate of the benefits payable to the named executive officers under the agreements described above in connection with certain terminations of their employment with the Company or its subsidiaries, including those in connection with a change in control. In calculating the amount of any potential payments to the named executive officers, the Company has assumed that the applicable triggering event (i.e., termination of employment) occurred on September 27, 2013.

Name	Compensation Element (3)	Termination Other than for Cause and Resignation for Good Reason— Not in Connection with Change of Control		Termination Other than for Cause and Resignation for Good Reason— In Connection with Change of Control		Termination for Cause or Resignation Other than for Good Reason		Death or Disability
O. Joe Caldarelli (1)	Base Salary	$1,176,000	(4)	$1,470,000	(10)	$—		$—
	Performance Bonus	2,247,090	(5)	3,115,459	(11)	890,131	(14)	890,131	(14)
	Acceleration of Equity Awards	—		849,565	(6)	—		—
	Continuation of Benefits	243,491	(7)	304,364	(12)	—		—
	Total	$3,666,581		$5,739,388		$890,131		$890,131
Joel A. Littman	Base Salary	$491,250	(4)	$655,000	(10)	$—		$—
	Performance Bonus	763,299	(5)	1,115,502	(11)	371,834	(14)	371,834	(14)
	Acceleration of Equity Awards	—		339,826	(6)	—		—
	Continuation of Benefits	101,268	(7)	135,024	(12)	—		—
	280G Tax Gross-up	—		—	(13)	—		—
	Total	$1,355,817		$2,245,352		$371,834		$371,834
Robert A. Fickett	Base Salary	$573,000	(4)	$764,000	(10)	$—		$—
	Performance Bonus	1,096,886	(5)	1,546,554	(11)	515,518	(14)	515,518	(14)
	Acceleration of Equity Awards	—		509,739	(6)	—		—
	Continuation of Benefits	115,890	(7)	154,521	(12)	—		—
	280G Tax Gross-up	—		—	(13)	—		—
	Total	$1,785,776		$2,974,814		$515,518		$515,518
Andrew E. Tafler (1)(2)	Base Salary	$214,130	(4)	$214,130	(10)	$—		$—
	Performance Bonus	171,341	(8)	171,341	(8)	—		171,341	(14)
	Acceleration of Equity Awards	—		254,870	(6)	—		—
	Continuation of Benefits	44,064	(7)	44,064	(12)	—		—
	Outplacement Services	15,000	(9)	15,000	(9)	—		—
	Total	$444,535		$699,405		$—		$171,341
Don C. Coleman (2)	Base Salary	$216,000	(4)	$216,000	(10)	$—		$—
	Performance Bonus	201,902	(8)	201,902	(8)	—		201,902	(14)
	Acceleration of Equity Awards	—		254,870	(6)	—		—
	Continuation of Benefits	55,161	(7)	55,161	(12)	—		—
	Outplacement Services	15,000	(9)	15,000	(9)	—		—
	Total	$488,063		$742,933		$—		$201,902

(1)	The Company believes that the Section 280G tax gross-up amounts should not apply to Mr. Caldarelli and Mr. Tafler, as they typically receive little or no U.S.-source income from the Company.

(2)	Mr. Coleman and Mr. Tafler are not entitled to receive the benefits described in this table in the event of a voluntary termination of employment (whether or not for good reason).

(3)
Excludes any payments to be received upon termination of employment in connection with the non-qualified deferred compensation plan described above under “Narrative Disclosure to Non-qualified Deferred Compensation Table” and the pension plan described above under “-Narrative Disclosure to Pension Benefits Table.”

(4)
The amounts shown represent two years, 1.5 years, 1.5 years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Tafler’s and Mr. Coleman’s annual base salary (as applicable) as in effect on September 27, 2013. For Mr. Caldarelli and Mr. Tafler, salary amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00.

(5)
The amounts shown represent (i) the amount of the MIP awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2013 plus (ii) the average value of the amount paid under the Company’s MIP for fiscal years 2011, 2012 and 2013 (A) to Mr. Caldarelli, multiplied by two, (B) to Mr. Fickett multiplied by 1.5 and (C) to Mr. Littman multiplied by 1.5. For Mr. Caldarelli, his amount is denominated in Canadian dollars and was converted to U.S. dollars using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00.

(6)
The amounts shown represent the estimated value of unvested Class B membership interests as of September 27, 2013 which will become automatically vested upon the occurrence of a change of control (whether or not termination occurs).

(7)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for two years, 1.5 years, 1.5 years, one year and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Tafler and Mr. Coleman. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli and Mr. Tafler, amount are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00.

(8)
The amounts shown represent the amounts of the MIP award that would have been payable to Mr. Tafler and Mr. Coleman for fiscal year 2013. For Mr. Tafler, amount are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00.

(9)	The amounts shown assume full outplacement services for a 12-month period with a firm providing transition support for executives.

(10)
The amounts shown represent 2.5 years, two years, two years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Tafler’s and Mr. Coleman’s annual base salary (as applicable) as in effect on September 27, 2013. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00.

(11)
The amounts shown represent (i) the amount of the MIP awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2013 plus (ii) the highest amount paid under the Company’s MIP during fiscal years 2011, 2012 and 2013 (A) to Mr. Caldarelli, multiplied by 2.5, (B) to Mr. Fickett multiplied by two and (C) to Mr. Littman multiplied by two. For Mr. Caldarelli, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00.

(12)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for 2.5 years, two years, two years, one year and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Tafler and Mr. Coleman. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00.

(13)
The calculation of the potential 280G tax gross-up amounts reflect the reimbursement that we are required to pay to Mr. Fickett and Mr. Littman due to (i) excise taxes that are imposed upon the executive as a result of a change in control, (ii) income and excise taxes imposed upon the executive as a result of our reimbursement of the excise tax amount and (iii) additional income and excise taxes that are imposed upon the executive as a result of our reimbursement of the executive for any excise or income taxes. The calculation of the potential 280G gross-up amounts are based upon a 280G excise tax rate of 20% on payments that exceed the “base amount” as defined in the income tax regulations under Internal Revenue Code Section 280G, a 39.6% federal income tax rate, a 2.35% Medicare tax rate and a 12.3% state income tax rate. For purposes of the 280G calculation, it is assumed that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to the executive executing a non-competition agreement.

(14)
The amounts shown represent the amount of the MIP awards that would have been payable to Messrs. Caldarelli, Littman, Fickett, Tafler and Coleman, as applicable, for fiscal year 2013. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00.

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
The following table sets forth information with respect to the beneficial ownership of the Class A and Class B membership interests in Holding LLC as of December 10, 2013 of: (1) each person or entity who beneficially owns 5% or more of the outstanding equity of Holding LLC; (2) each member of CPII’s board of directors, the board of directors of the Parent and the board of managers of the Holding LLC; (3) each of our named executive officers and directors; and (4) all of our directors and executive officers as a group.
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

(3)
Certain directors and members of our management were granted Class B membership interests in Holding LLC. Pursuant to the terms of the amended and restated limited liability company agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including Veritas Capital, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The aggregate amount of outstanding Class B membership interests shall not exceed 7.5% of the aggregate amount of all outstanding Class A and Class B membership interests. The Class B membership interests will be non-transferable and will vest ratably over five years, beginning on the first anniversary of the grant date. Following consummation of the Merger, we granted Class B membership interests to members of our management and our independent directors in an aggregate amount equal to approximately 5.52% of the aggregate amount of all outstanding Class A and Class B membership interests. 20% of these Class B membership interests are currently vested.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Arrangements With Veritas

Advisory Agreement

In connection with the Merger, on February 11, 2011 we entered into an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Veritas Capital, pursuant to which Veritas Management will provide us with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023 and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or we terminate the advisory agreement. Pursuant to such agreement, we will pay Veritas Management an annual fee equal to the greater of $1 million and 3.0% of our Adjusted EBITDA, a portion of which is payable in advance annually beginning on the date of the Merger, and we will reimburse certain out-of-pocket expenses of Veritas Management. For fiscal year 2013, we incurred Veritas Management advisory fee expense of $2.2 million, of which $1.0 million was paid in fiscal year 2013 and $1.2 million remained in “accrued liabilities” in the accompanying consolidated balance sheet as of September 27, 2013.

If Parent or any of its subsidiaries (including us) is involved in any transaction (including, without limitation, any acquisition, merger, disposition, debt or equity financing, recapitalization, structural reorganization or similar transaction), we will pay a transaction fee to Veritas Management equal to the greater of $0.5 million or 2% of transaction value. Veritas Management waived any transaction fees due for acquisitions we made during fiscal year 2013. We may terminate the advisory agreement immediately prior to a change of control or an initial public offering, upon payment of an amount equal to all accrued fees and expenses plus the present value of all annual fees that would have been payable under the advisory agreement through December 31, 2023.

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

Item 14. Principal Accounting Fees and Services

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS
The following table sets forth the aggregate fees billed and expected to be billed to the Company by KPMG LLP for professional services during fiscal years 2013 and 2012, as well as out-of-pocket costs incurred in connection with these services (in thousands):

	Fiscal Year
	2013	2012
Audit Fees	$925	$930
Audit-related Fees	—	—
Tax Fees	—	12
All Other Fees	58	—
Total	$983	$942
Audit Fees
For fiscal years 2013 and 2012, the audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and reviews of the interim financial statements included in quarterly reports. For fiscal year 2013, the “all other fees” consist of consulting services rendered in connection with the acquisition of Radant.
Pre-Approval Policies
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
All of the services provided by KPMG LLP described in the preceding paragraphs were approved by the Parent’s board of directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements
The following consolidated financial statements and schedules are filed as a part of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Comprehensive Income (Loss)

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules
All schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	The Exhibit Index beginning on page 137 of this annual report is hereby incorporated by reference herein.

(b)	Exhibits
See Item 15(a)(3) above.

(c)	Financial Statement Schedules:
See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
CPI International Holding Corp.:

We have audited the accompanying consolidated balance sheets of CPI International Holding Corp. and subsidiaries (the Company) as of September 27, 2013 and September 28, 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended September 27, 2013 (Successor), September 28, 2012 (Successor), the periods from February 11, 2011 to September 30, 2011 (Successor), and from October 2, 2010 to February 10, 2011 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI International Holding Corp. and subsidiaries as of September 27, 2013 and September 28, 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended September 27, 2013 (Successor), September 28, 2012 (Successor), the periods from February 11, 2011 to September 30, 2011 (Successor), and from October 2, 2010 to February 10, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles.
As discussed in note 1 and 3 to the consolidated financial statements, the Company was acquired through a merger on February 11, 2011. As a result of the merger, the consolidated financial information for the period subsequent to the acquisition is presented on a different cost basis than that for the periods prior to the acquisition and therefore, is not comparable.

/s/ KPMG LLP

Santa Clara, California
December 10, 2013

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 27, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$67,051	$43,006
Restricted cash	2,571	1,926
Accounts receivable, net	52,160	51,076
Inventories	89,832	83,937
Deferred tax assets	13,486	14,186
Prepaid and other current assets	7,068	10,400
Total current assets	232,168	204,531
Property, plant, and equipment, net	76,333	81,601
Deferred debt issue costs, net	9,713	11,954
Intangible assets, net	239,495	248,877
Goodwill	179,727	178,934
Other long-term assets	935	1,105
Total assets	$738,371	$727,002

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$5,500	$3,200
Accounts payable	26,742	26,331
Accrued expenses	27,348	26,707
Product warranty	4,706	4,066
Income taxes payable	98	2,852
Advance payments from customers	17,996	14,434
Total current liabilities	82,390	77,590
Deferred tax liabilities	89,178	88,879
Long-term debt, less current portion	353,233	358,613
Other long-term liabilities	5,818	5,704
Total liabilities	530,619	530,786
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	199,575	198,565
Accumulated other comprehensive income	86	449
Retained earnings (accumulated deficit)	8,091	(2,798)
Total stockholders’ equity	207,752	196,216
Total liabilities and stockholders’ equity	$738,371	$727,002

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
Sales	$419,408	$391,150	$264,498	$124,223
Cost of sales, including $391, $248, $7,703 and $0 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	301,321	282,391	195,001	91,404
Gross profit	118,087	108,759	69,497	32,819
Operating costs and expenses:
Research and development	14,602	13,499	9,798	4,994
Selling and marketing	21,925	21,738	13,618	8,264
General and administrative	29,034	25,209	15,093	11,853
Amortization of acquisition-related intangible assets	8,994	13,983	12,140	999
Strategic alternative transaction expenses (Note 3)	—	—	9,555	4,668
Total operating costs and expenses	74,555	74,429	60,204	30,778
Operating income	43,532	34,330	9,293	2,041
Interest expense, net	27,237	27,230	17,708	5,788
Loss on debt extinguishment	—	—	134	—
Income (loss) before income taxes	16,295	7,100	(8,549)	(3,747)
Income tax expense (benefit)	5,406	3,415	(2,066)	983
Net income (loss)	10,889	3,685	(6,483)	(4,730)
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on cash flow hedges, net of tax	(795)	1,677	(890)	284
Unrealized actuarial gain (loss) and amortization of prior service cost for pension liability, net of tax	432	(43)	(295)	175
Total other comprehensive (loss) income, net of tax	(363)	1,634	(1,185)	459
Comprehensive income (loss)	$10,526	$5,319	$(7,668)	$(4,271)

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Accumulated Other	Retained Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated	Treasury Stock
	Shares	Amount	Capital	(Loss) Income	Deficit)	Shares	Amount	Total
Predecessor
Balances, October 1, 2010	17,020	$170	$80,015	$(141)	$106,696	(206)	$(2,800)	$183,940
Net loss	—	—	—	—	(4,730)	—	—	(4,730)
Unrealized gain on cash flow hedges, net of tax	—	—	—	284	—	—	—	284
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax	—	—	—	175	—	—	—	175
Stock-based compensation cost	—	—	4,873	—	—	—	—	4,873
Exercise of stock options	20	1	174	—	—	—	—	175
Tax benefit related to stock option exercises	—	—	2,191	—	—	—	—	2,191
Issuance of common stock under employee stock purchase plan	13	—	217	—	—	—	—	217
Issuance of restricted stock awards	8	—	—	—	—	—	—	—
Balances, February 10, 2011	17,061	$171	$87,470	$318	$101,966	(206)	$(2,800)	$187,125

Successor
Balances, February 11, 2011	—	$—	$—	$—	$—	—	$—	$—
Net loss	—	—	—	—	(6,483)	—	—	(6,483)
Unrealized loss on cash flow hedges, net of tax	—	—	—	(890)	—	—	—	(890)
Unrealized actuarial loss on pension liability, net of tax	—	—	—	(295)	—	—	—	(295)
Stock-based compensation cost	—	—	420	—	—	—	—	420
Net equity investment	1	—	197,144	—	—	—	—	197,144
Balances, September 30, 2011	1	—	197,564	(1,185)	(6,483)	—	—	189,896

Net income	—	—	—	—	3,685	—	—	3,685
Unrealized gain on cash flow hedges, net of tax	—	—	—	1,677	—	—	—	1,677
Unrealized actuarial loss and amortization of prior service cost for pension liability, net of tax	—	—	—	(43)	—	—	—	(43)
Stock-based compensation cost	—	—	1,001	—	—	—	—	1,001
Balances, September 28, 2012	1	—	198,565	449	(2,798)	—	—	196,216

Net income	—	—	—	—	10,889	—	—	10,889
Unrealized loss on cash flow hedges, net of tax	—	—	—	(795)	—	—	—	(795)
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax	—	—	—	432	—	—	—	432
Stock-based compensation cost	—	—	1,010	—	—	—	—	1,010
Balances, September 27, 2013	1	$—	$199,575	$86	$8,091	—	$—	$207,752

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
Cash flows from operating activities
Net income (loss)	$10,889	$3,685	$(6,483)	$(4,730)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,655	10,356	5,876	3,027
Amortization of intangible assets	9,972	14,961	12,752	1,090
Amortization of deferred debt issue costs	2,241	2,119	1,265	630
Amortization of discount on long-term debt	120	116	72	5
Utilization of net increase in cost basis of inventory due to purchase accounting	391	248	7,703	—
Non-cash gain on debt extinguishment	—	—	(487)	—
Non-cash defined benefit pension expense (benefit)	80	26	(149)	(10)
Stock-based compensation expense	1,010	1,001	374	4,555
Allowance for (recovery of) doubtful accounts	76	(75)	—	(38)
Deferred income taxes	967	421	(4,718)	(6,992)
Net loss (gain) on the disposition of assets	122	193	(21)	82
Net (gain) loss on derivative contracts	(242)	52	514	(400)
Tax benefit from stock option exercises	—	—	—	5,826
Excess tax benefit on stock option exercises	—	—	—	(2,191)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	(645)	444	868	(1,434)
Accounts receivable	1,090	(5,061)	(10,202)	10,271
Inventories	(3,193)	(2,902)	3,381	(6,193)
Prepaid and other current assets	359	63	915	(1,415)
Other long-term assets	15	—	174	165
Accounts payable	(1,291)	(867)	5,082	(2,184)
Accrued expenses	396	(157)	2,900	501
Product warranty	440	(1,861)	117	389
Income tax payable, net	19	2,130	1,853	(4,132)
Advance payments from customers	3,450	(230)	(8,325)	7,399
Other long-term liabilities	244	388	106	56
Net cash provided by operating activities	38,165	25,050	13,567	4,277

Cash flows from investing activities
Capital expenditures	(4,938)	(7,584)	(4,918)	(2,434)
Acquisitions, net of cash acquired	(5,982)	(7,915)	(370,490)	—
Payment of patent application fees	—	—	(4)	(6)
Net cash used in investing activities	(10,920)	(15,499)	(375,412)	(2,440)

Cash flows from financing activities
Equity investment, net	—	—	197,144	—
Proceeds from issuance of Successor’s senior subordinated notes	—	—	208,550	—
Borrowings under Successor’s term loan facility	—	—	143,815	—
Debt issue costs	—	—	(3,453)	—
Redemption and repurchase of Predecessor’s senior subordinated notes and floating rate notes	—	—	(129,000)	—
Repayment of borrowings under Predecessor’s term loan facility	—	—	(66,000)	—
Repayment of borrowings under Successor’s term loan facility	(3,200)	(1,500)	(1,125)	—
Payment for Predecessor’s senior credit facilities agreement amendment	—	—	—	(379)
Proceeds from stock purchase plan and exercises of stock options	—	—	—	391
Excess tax benefit on stock option exercises	—	—	—	2,191
Net cash (used in) provided by financing activities	(3,200)	(1,500)	349,931	2,203

Net increase (decrease) in cash and cash equivalents	24,045	8,051	(11,914)	4,040
Cash and cash equivalents at beginning of year	43,006	34,955	46,869	42,829
Cash and cash equivalents at end of year	$67,051	$43,006	$34,955	$46,869

Supplemental disclosures
Cash paid for interest	$24,947	$25,410	$14,295	$6,451
Cash paid for income taxes, net of refunds	$4,412	$877	$804	$6,284
Unpaid capital expenditures	$530	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in thousands except share and per share amounts)

1.           Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation:  CPI International Holding LLC (“Holding LLC”), owns all of the outstanding common stock of CPI International Holding Corp., headquartered in Palo Alto, California (“Successor” or “Parent”), the parent company of CPI International, Inc. (“CPII”). CPII, in turn, owns all of the outstanding equity interests of Communications & Power Industries LLC (formerly, Communications & Power Industries, Inc., “CPI”) and Communications & Power Industries Canada Inc. (“CPI Canada”), CPII’s main operating subsidiaries. Holding LLC, Parent and CPII are holding companies with no material assets or operations other than their respective direct or indirect equity interests in CPI and CPI Canada and activities related thereto.

On February 11, 2011, CPI International LLC (formerly, CPI International, Inc., “Predecessor”), then a Delaware corporation and publicly traded company, completed its merger with Catalyst Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly owned subsidiary of CPII (formerly, CPI International Acquisition, Inc.), a Delaware corporation, whereby Merger Sub merged with and into Predecessor (the “Merger”), with Predecessor continuing as the surviving corporation and a wholly owned subsidiary of CPII. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of November 24, 2010, among Predecessor, CPII and Merger Sub (the "Merger Agreement"). Immediately following the consummation of the Merger, Predecessor was converted into a limited liability company and liquidated, and CPI International Acquisition, Inc. changed its name to CPI International, Inc.

As used herein, unless the context indicates or otherwise requires, (i) for periods prior to the Merger, the term “Company” refers to Predecessor and its consolidated subsidiaries, and for periods after the Merger, the term refers to Successor, its consolidated subsidiaries and, where the context so requires, its direct and indirect parent companies.

The Company develops, manufactures and distributes microwave and power grid electron devices, microwave amplifiers, modulators, antenna systems and various other power supply equipment and devices. The Company has two reportable segments: electron devices and satcom equipment.

The accompanying consolidated financial statements represent the consolidated results and financial position of the Company. The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2013, 2012 and 2011 comprise the 52-week periods ending September 27, 2013, September 28, 2012 and September 30, 2011, respectively.

The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stockholdings have been eliminated in consolidation.

Foreign Currency Translation:    The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. Foreign currency translation gains and losses are generally reported on a net basis in the caption “general and administrative” in the consolidated statements of comprehensive income (loss), except for translation gains or losses on income tax-related assets and liabilities, which are reported in “income tax expense” in the consolidated statements of comprehensive income (loss).

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

Revenue Recognition:    Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in cost of sales.

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

The Company has commercial and U.S. Government fixed-price contracts that are accounted for under the accounting guidance for construction-type and production-type contracts. These contracts have represented not more than 4% of the Company’s sales during fiscal years 2013 and 2012 and each of the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011, and are for contracts that generally are greater than one year in duration and that include a significant amount of product development. The Company uses the percentage-of-completion method when reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs can be made. The portion of revenue earned or the amount of gross profit earned for a period is determined by measuring the extent of progress toward completion using total cost incurred to date and estimated costs at contract completion.

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

Goodwill and identifiable intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets subject to amortization are amortized over their respective estimated useful lives and reviewed for impairment. Identifiable intangible assets are amortized on a straight-line basis over their useful lives of up to 40 years. The Company tests goodwill for impairment annually or more frequently if events and circumstances warrant. The Company’s annual testing resulted in no impairment of goodwill in fiscal years 2013 and 2012 and the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

There were no triggering events identified that would indicate a need to review for impairment of long-lived assets during fiscal years 2013 and 2012 and the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011.

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

Research and Development: Company-sponsored research and development costs related to both present and future products are expensed as incurred. Customer-sponsored research and development costs are charged to cost of sales to match revenue recognized. Total expenditures incurred by the Company on research and development are summarized as follows:

	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
CPI-sponsored	$14,602	$13,499	$9,798	$4,994
Customer-sponsored	12,151	14,692	13,054	5,042
	$26,753	$28,191	$22,852	$10,036

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products. Prior to the first quarter of fiscal year 2012, the Company disclosed customer-sponsored research and development based on the amount charged to costs of sales upon revenue recognition rather than the amount of expenditures incurred for these activities as the development work was performed. For comparative purposes, amounts for periods prior to fiscal year 2012 presented above have been adjusted to conform to current period presentation.

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

Income tax-related interest expense or income, foreign exchange gains and losses and penalties are reported as components of the provision for income taxes in the consolidated statements of comprehensive income (loss).

See Note 13 for further discussion on income taxes.

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

2.           Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” intended to simplify how an entity tests goodwill for impairment. ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment will determine whether a quantitative impairment test must be performed. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 in connection with its annual goodwill impairment test performed in the fourth quarter of fiscal year 2013. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 amends the guidance in Accounting Standards Codification (“ASC”) 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50% impaired, the entity would not need to calculate the fair value of the asset. In addition, ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02 in connection with its annual indefinite-lived intangible assets impairment test performed in the fourth quarter of fiscal year 2013. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

3.           Business Combinations

All of the Company’s business combinations constitute transactions or events in which an acquirer obtains control of one or more “businesses” or a “business combination” and, accordingly, are accounted for under the acquisition method of accounting in which Parent or the Company is deemed to be the accounting acquirer. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of each transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items.

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

MCL

On June 25, 2013, the Company completed its acquisition of certain assets of M C L, Inc., (“MCL”), an Illinois corporation and a manufacturer of power amplifier products and systems for the satellite communications market and a wholly owned subsidiary of MITEQ, Inc., a Delaware corporation, for a payment of approximately $6.0 million in cash. The acquisition was funded entirely from the Company’s cash on hand and was made to support the strategic growth of the Company. MCL, which will soon operate a manufacturing facility in Lisle, Illinois, has been integrated into the Company’s Satcom Division as a part of the Company’s satcom equipment operating segment. The results of MCL’s operations were included in the Company’s consolidated results of operations beginning on the date of the acquisition.

In connection with the acquisition of MCL, the Company incurred various expenses totaling $1.1 million and $0.3 million, included in “general and administrative” and “cost of sales,” respectively, in the consolidated statement of comprehensive income for fiscal year 2013. The general and administrative costs, which the Company expensed as incurred, consist primarily of professional fees payable to financial and legal advisors and retention bonuses payable to employees.

The following table reflects the final allocation of the total purchase price to the fair values of net assets acquired and the resulting goodwill:

Purchase price	$5,982
Less: Fair value of assets acquired:
Net current assets	(3,559)
Property, plant and equipment	(1,040)
Identifiable intangible assets	(590)
(5,189)

Goodwill	$793

Measurement period adjustments to fair values identified during the fourth quarter of fiscal year 2013 included a decrease in identifiable intangible assets of approximately $0.8 million, an increase in net assets of approximately $0.7 million and an increase in property, plant and equipment of approximately $0.6 million. As a result of these adjustments and an increase in purchase price of $0.6 million, there was a net increase in goodwill of approximately $0.1 million. Measurement period adjustments represent updates made to the preliminary purchase price allocation based on new information obtained in the interim period subsequent to the acquisition and initial accounting date up to one year from the acquisition date.

The fair value assigned to identifiable intangible assets acquired was determined using variations of the income approach. Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of completed technology and trade names was based on the relief-from-royalty method, and customer relationship was valued using the excess earnings method. The royalty rates used in the relief-from royalty method were based on both a return-on-asset method and market comparable rates. The Company believes that these identifiable intangible assets will have no residual value after their estimated economic useful lives.

Goodwill resulted from the MCL acquisition is largely attributable to future growth opportunities within the Company's communications market and is deductible for income tax purposes.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The fair value of the identifiable intangible assets and their weighted-average useful lives are as follows:

	Estimated Fair Value	Estimated Useful Life (years)
Tradenames	$20	1
Completed technology	110	1 - 7
Customer relationship	460	10
Total identifiable intangible assets	$590

All of the above identifiable intangible assets are definite-lived and are amortized over their estimated useful lives.

Pro forma information is not provided as the MCL acquisition in fiscal year 2013 did not have a material effect on the Company’s consolidated results.

Codan Satcom

On June 30, 2012, the Company completed its acquisition of the Codan Satcom business from Codan Limited, an
Australian-based public company, for a payment of approximately $7.5 million in cash. The acquisition was funded entirely from the Company’s cash on hand. Codan Satcom designs and manufactures solid-state radio frequency (“RF”) subsystems for satellite communications services to commercial and government customers. The acquisition of Codan Satcom expands the Company’s portfolio of solid-state and satellite communications products and enables the Company to offer customers the most complete line of satellite communications amplifiers, operating at all satellite uplink frequencies and power levels, in the industry. Codan Satcom, which consists of operations based in Newton, South Australia and the Locus Microwave operations based in Boalsburg, Pennsylvania, was integrated into the Company’s Communications & Medical Products Division in Ontario, Canada as a part of the Company’s electron devices operating segment. The results of Codan Satcom’s operations were included in the Company’s consolidated results of operations beginning on the date of the acquisition.

In connection with the acquisition of Codan Satcom, the Company incurred various expenses totaling $2.0 million and $1.5 million included in “general and administrative” in the consolidated statements of comprehensive income for fiscal years 2013 and 2012, respectively, consisting primarily of stamp duty (an Australian asset transfer tax), professional fees payable to financial and legal advisors, expenses related to moving the operation from Australia to North America and start-up expenses, all of which the Company expensed as incurred.

The following table reflects the final allocation of the total purchase price to the fair values of assets acquired and the liabilities assumed and the resulting goodwill:

Purchase price	$7,516
Less: Fair value of assets acquired:
Net current assets	(2,500)
Property, plant and equipment	(2,868)
Identifiable intangible assets	(1,370)
Deferred tax assets	(630)
(7,368)
Add: Fair value of liabilities assumed:
Contingent consideration liability	56
Goodwill	$204

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The fair value assigned to identifiable intangible assets acquired was determined using variations of the income approach. Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of completed technology and trade names was based on the relief-from-royalty method; and customer relationship was valued using the excess earnings method. The royalty rates used in the relief-from royalty method were based on both a return-on-asset method and market comparable rates. The Company believes that these identifiable intangible assets will have no residual value after their estimated economic useful lives.

Goodwill resulted from the Codan Satcom acquisition is largely attributable to future growth opportunities within the Company's solid-state communications market and is deductible for income tax purposes.

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

In connection with, and as part of the consideration for, the acquisition of Codan Satcom, the Company was obligated to make a maximum of $4.5 million in potential additional payments if certain revenue targets were achieved over the two years following the acquisition. The valuation of the contingent consideration liability was based on a probability-weighted discounted cash flow analysis. See Note 5 for additional information on the fair value of the contingent consideration.

The Merger

In connection with the Merger described in Note 1, The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and their affiliates, including CICPI Holdings LLC (collectively, “Veritas Capital”) invested $186.0 million, and certain officers of CPII invested an aggregate amount of $11.1 million solely for the purpose of purchasing equity securities of Holding LLC in order to provide a portion of the financing required for the Merger and the transactions contemplated by the Merger Agreement. The $197.1 million total equity investment is net of $14.0 million merger and acquisition fees, including merger-related expenses, that were paid upon or shortly after the Merger closing. Veritas Capital is a private equity firm that specializes in making investments in companies that provide products and services to government-related end markets and customers around the world, including those in healthcare, education, energy, defense, infrastructure, national security and aerospace.

The consideration paid pursuant to the Merger was approximately $370.5 million, primarily comprised of $19.50 cash per share of Predecessor’s outstanding common stock, restricted stock units, restricted stock awards and shares issuable pursuant to vested stock options (less the per-share exercise price thereof, as applicable). The purchase price was net of $5.2 million cash paid for the unvested portion of the stock awards for which vesting was accelerated as of the closing date in accordance with the terms of the Merger Agreement. Cash payments made by the acquirer in a business combination to settle unvested stock awards were immediately expensed after the acquisition date in the post combination financial statements. This amount is included in “strategic alternative transaction expenses” in the consolidated statement of comprehensive loss for the period February 11, 2011 to September 30, 2011.

In connection with the Merger and previous activities which ultimately resulted in consummation of the Merger, the Company incurred various expenses, also recorded as “strategic alternative transaction expenses” in the consolidated statements of comprehensive income (loss), consisting primarily of professional fees payable to financial and legal advisors that the Company expensed as incurred.

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

The fair value assigned to identifiable intangible assets acquired was determined using variations of the income approach. Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of core technology and trade names was based on the relief-from-royalty method; developed technology, backlog and in-process research and development (“IPR&D”) were valued using the excess earnings method; and leasehold interests were valued using discounted cash flows method. The royalty rates used in the relief-from royalty method were based on both a return-on-asset method and market comparable rates. The Company believes that these identifiable intangible assets will have no residual value after their estimated economic useful lives.

Goodwill resulted from the Merger was attributable to CPII’s assembled workforce, market position, competitive position, revenue base and industry trends, as well as expanded sponsorship opportunities. Goodwill recorded in connection with the Merger is not deductible for income tax purposes.

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

The acquired IPR&D consisted of the in-process project to complete development of the next generation of the Company’s medical x-ray generators. The value assigned to IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. This methodology is referred to as the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. An acquired IPR&D asset is initially recognized at fair value and, during the development period after the acquisition date, is not amortized as a charge to earnings; instead this asset is subject to periodic impairment testing. The development process for the acquired IPR&D project was successfully completed during the third quarter of fiscal year 2012 and, therefore amortization of the acquired IPR&D commenced at that time.

In connection with the Merger, the Company issued $215.0 million aggregate principal amount of 8% senior notes due 2018 and entered into senior secured credit facilities, comprised of a $150.0 million six-year term loan facility and a $30.0 million five-year revolving credit facility. See Note 6, Long-term Debt, for details. In addition, shortly after the date of the Merger, Predecessor purchased or redeemed all of its then-existing outstanding senior subordinated notes and floating rate senior notes and repaid its outstanding indebtedness under the then-existing senior credit facilities. Net costs incurred in the repayment of principal of all prior long-term debt was $0.1 million, recorded as “loss on debt extinguishment” in the consolidated statement of comprehensive loss for the period February 11, 2011 to September 30, 2011.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Other

On February 13, 2012, the Company completed a business combination in which the Company acquired selected assets of a small company that repaired and rebuilt vacuum electron devices for the communications, industrial, scientific and medical markets for cash consideration of $0.4 million. The Company recorded $0.2 million of identifiable intangible assets and $0.2 million of net tangible assets, which comprised primarily inventory. The Company included the financial results of this business combination in its consolidated results of operations beginning on the acquisition date; however, the impact of this acquisition was not material to the Company’s consolidated results of operations, financial position or cash flows.

4.           Supplemental Financial Information

Accounts Receivable:    Accounts receivable are stated net of allowances for doubtful accounts as follows:

	September 27, 2013	September 28, 2012
Accounts receivable	$52,239	$51,079
Less: Allowance for doubtful accounts	(79)	(3)
Accounts receivable, net	$52,160	$51,076

The following table sets forth the changes in allowance for doubtful accounts during the periods presented:

	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
Balance at beginning of period	$3	$78	$—	$112
Provision (recovery) for doubtful accounts charged to general and administrative expense	80	97	78	(29)
Write-offs against allowance	(4)	(172)	—	(9)
Balance at end of period	$79	$3	$78	$74

Inventories:    The following table provides details of inventories:

	September 27, 2013	September 28, 2012
Raw material and parts	$50,901	$49,250
Work in process	28,590	26,425
Finished goods	10,341	8,262
	$89,832	$83,937

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during the periods presented:

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

	Year Ended
	September 27, 2013	September 28, 2012
Balance at beginning of period	$6,951	$5,667
Provision for loss contracts, charged to cost of sales	2,617	3,559
Credit to cost of sales upon revenue recognition	(4,576)	(2,275)
Balance at end of period	$4,992	$6,951

Reserve for loss contracts are reported in the consolidated balance sheets in the following accounts:

	September 27, 2013	September 28, 2012
Inventories	$4,877	$5,632
Accrued expenses	115	1,319
	$4,992	$6,951

Property, Plant and Equipment, Net:    The following table provides details of property, plant and equipment, net:

	September 27, 2013	September 28, 2012
Land	$7,580	$7,580
Land improvements	2,447	2,262
Buildings	40,155	39,406
Machinery and equipment	52,688	46,287
Construction in progress	1,048	2,183
	103,918	97,718
Less: accumulated depreciation and amortization	(27,585)	(16,117)
Property, plant and equipment, net	$76,333	$81,601

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Intangible Assets: The following tables present the details of the Company’s total intangible assets:

	Weighted Average	September 27, 2013			September 28, 2012
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived assets:
Division tradenames	1 - 15	$2,960	(523)	$2,437	$2,940	(317)	$2,623
Core technology	40	94,400	(6,196)	88,204	94,400	(3,836)	90,564
Completed technology	1 - 25	89,210	(12,532)	76,678	89,100	(7,690)	81,410
Backlog	1 - 2	9,800	(9,800)	—	11,800	(10,619)	1,181
Leasehold interest	4 - 40	35,680	(2,567)	33,113	35,680	(1,589)	34,091
In-process research and development	10	3,500	(495)	3,005	3,500	(145)	3,355
Non-compete agreement	5	2	—	2	2	—	2
Customer relationship	10 - 15	1,028	(72)	956	568	(17)	551
Total definite-lived assets		236,580	(32,185)	204,395	237,990	(24,213)	213,777

Indefinite-lived assets:
CPI tradenames		35,100	—	35,100	35,100	—	35,100
Total indefinite-lived assets		35,100	—	35,100	35,100	—	35,100

Total intangible assets		$271,680	$(32,185)	$239,495	$273,090	$(24,213)	$248,877

The amortization of intangible assets is recorded as “amortization of acquisition-related intangible assets,” except for leasehold interest, which is included in “cost of sales” in the consolidated statements of comprehensive income (loss). The amortization of intangible assets amounted to $10.0 million, $15.0 million, $12.8 million and $1.1 million for fiscal years 2013 and 2012, and the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011, respectively.

     The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2014	$8,877
2015	8,784
2016	8,716
2017	8,716
2018	8,708
Thereafter	160,594
$204,395

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Goodwill:    The following table sets forth goodwill by reportable segment:

	September 27, 2013	September 28, 2012
Electron devices	$128,551	$128,551
Satcom equipment	39,715	38,922
Other	11,461	11,461
	$179,727	$178,934

The increase in goodwill resulted from the acquisition of MCL in June 2013.

Accrued Expenses:    The following table provides details of accrued expenses:

	September 27, 2013	September 28, 2012
Payroll and employee benefits	$16,492	$13,792
Accrued interest	2,074	2,125
Other accruals	8,782	10,790
	$27,348	$26,707

Product Warranty:    The following table summarizes the activity related to product warranty:

	Year Ended
	September 27, 2013	September 28, 2012
Beginning accrued warranty	$4,066	$5,607
Actual costs of warranty claims	(4,872)	(4,251)
Assumed from acquisition	200	320
Estimates for product warranty, charged to cost of sales	5,312	2,390
Ending accrued warranty	$4,706	$4,066

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Other Comprehensive (Loss) Income:    The following table summarizes the activity related to other comprehensive (loss) income:

	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
Cash flow hedges (Note 8):
Unrealized (loss) gain on cash flow hedges	$(1,263)	$2,054	$(855)	$823
Reclassification adjustments for losses (gains) realized in net income	199	195	(340)	(302)
Income tax benefit (expense)	269	(572)	305	(237)
Net unrealized (loss) gain on cash flow hedges	$(795)	$1,677	$(890)	$284

Defined benefit pension plan (Note 7)
Net gain (loss) arising during period	511	(64)	(388)	224
Amortization of prior service cost included in net periodic pension cost	82	—	—	2
Unrealized actuarial gain (loss) and prior service cost amortization	593	(64)	(388)	226
Income tax (expense) benefit	(161)	21	93	(51)
Net unrealized actuarial gain (loss) and prior service cost amortization for pension liability	432	(43)	(295)	175
Other comprehensive (loss) income	$(363)	$1,634	$(1,185)	$459

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

The Company transfers assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company’s non-financial assets (including goodwill, intangible assets, inventories and long-lived assets) and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when they are deemed to be impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections. During all periods presented, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities other than the initial recognition of assets and liabilities in connection with business combinations. The estimated fair values of tangible and intangible assets and liabilities recorded in connection with business combinations are based on Level 3 inputs. See Note 3 for more information.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, derivative instruments and contingent consideration. As of September 27, 2013 and September 28, 2012, financial assets utilizing Level 1 inputs included cash equivalents, such as money market and overnight U.S. Government securities and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included foreign currency derivatives. As of September 28, 2012, the financial liability utilizing Level 3 inputs included the contingent consideration arising from the acquisition of Codan Satcom.

The following tables set forth financial instruments carried at fair value within the hierarchy:

		Fair Value Measurements at September 27, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$58,844	$58,844	$—	$—
Mutual funds[2]	249	249	—	—
Foreign exchange forward derivatives[3]	444	—	444	—
Total assets at fair value	$59,537	$59,093	$444	—

Liabilities:
Foreign exchange forward derivatives[4]	$236	$—	$236	$—
Total liabilities at fair value	$236	$—	$236	$—

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

		Fair Value Measurements at September 28, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$33,064	$33,064	$—	$—
Mutual funds[2]	211	211	—	—
Foreign exchange forward derivatives[3]	1,067	—	1,067	—
Total assets at fair value	$34,342	$33,275	$1,067	$—

Liabilities:
Foreign exchange forward derivatives[4]	$36	$—	$36	$—
Contingent consideration liability[5]	56	—	—	56
Total liabilities at fair value	$92	$—	$36	$56

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

Contingent Consideration

As part of the consideration for Codan Satcom acquisition (Note 3), the potential earn-out payments were considered contingent consideration. This contingent consideration was measured at fair value at the acquisition date and has been re-measured to fair value at each reporting date until the contingency is resolved. The fair value of the contingent consideration was based on a probabilistic calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflected market participant assumptions. As of September 27, 2013 and September 28, 2012, the estimated fair value of the contingent consideration was zero and $0.1 million, respectively, and was classified as “other long-term liability” in the consolidated balance sheets. During fiscal year 2013, the Company determined that the earn-out revenue targets would not be met. The Company, therefore, recorded a gain of $0.1 million in “general and administrative” in the consolidated statement of comprehensive income for fiscal year 2013 from the reversal of the contingent consideration liability.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The fair value of the Company’s long-term debt is estimated based on quoted market prices from the trading desk of a nationally recognized investment bank. In previous periods, the Company presented the long-term debt under Level 1 of the fair value hierarchy. Upon further analysis of market activity, given that the Company’s senior notes are only available to investors through certain brokerage firms and, as a result, are not considered actively traded, the Company has classified this debt under Level 2 of the fair value hierarchy as of September 27, 2013 and September 28, 2012. The estimated fair value of the Company’s long-term debt as of September 27, 2013 and September 28, 2012 using Level 2 fair value inputs was $365.7 million and $352.3 million, respectively, compared to the carrying value of $358.7 million and $361.8 million, respectively.

6.           Long-term Debt

Long-term debt comprises the following:

	September 27, 2013	September 28, 2012
Term loan, net of issue discount of $442 and $562	$143,733	$146,813
8% Senior notes due 2018	215,000	215,000
	358,733	361,813
Less: Current portion	5,500	3,200
Long-term portion	$353,233	$358,613

Standby letters of credit	$3,848	$4,753

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Senior Secured Credit Facilities

In connection with the Merger, in February 2011, CPII entered into the Senior Secured Credit Facilities with UBS AG, Stamford Branch, as administrative agent, and the other financial institutions party thereto (“Senior Credit Facilities”). The Senior Credit Facilities are structured as (a) a $150.0 million, six-year term loan facility (“Term Loan”); and (b) a $30.0 million five-year revolving credit facility (“Revolver”) that includes sub-limits for letters of credit and swingline loans. In addition, the Senior Credit Facilities permit CPII to add one or more incremental facilities to the term loan facility and/or increase commitments under the revolving credit facility in an aggregate principal amount of up to $50.0 million, subject to receipt of commitments for such term loans or increases. CPII borrowed the full amount of the Term Loan in connection with the Merger, and the Revolver was undrawn at September 27, 2013 (other than for approximately $3.8 million of outstanding letters of credit).

Borrowings under the Term Loan and the Revolver bear interest, at CPII’s option, at either (a) a base rate equal to the highest of (i) the federal funds rate, plus 0.50%, (ii) the corporate base rate of interest established by the administrative agent and (iii) adjusted LIBOR for an interest period of one month beginning on such day plus 1%, or (b) LIBOR, in each case plus an applicable margin. For all purposes, LIBOR shall never be deemed to be less than a specified “LIBOR floor.” As of September 27, 2013, the variable interest rate on the Term Loan was 5.0%.

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

•
100% of all casualty and condemnation proceeds received by the Parent or any of its restricted subsidiaries in excess of $15.0 million, other than amounts reinvested in assets to be used in CPII’s business within 12 months of such receipt (or if committed to be reinvested within such 12 months, reinvested within 18 months of such receipt) and subject to other exceptions; and

•
50% of excess cash flow (“ECF”) of the Parent and its restricted subsidiaries, such percentage to be reduced based on the Parent attaining certain leverage ratios. The first ECF prepayment was based on ECF for fiscal year 2012. The ECF prepayment is required to be made within five business days of issuing the year-end consolidated financial statements. Based on the results for fiscal year 2013, an ECF prepayment of $5.5 million is required to be made during the first quarter of fiscal year 2014. Based on the results for fiscal year 2012, CPII made a prepayment of $3.2 million during the first quarter of fiscal year 2013.

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

As of September 27, 2013, the principal balance of the Term Loan was $143.7 million, net of issue discount of $0.4 million. At September 27, 2013, the amount available for borrowing under the Revolver, after taking into account the Company‘s outstanding letters of credit of $3.8 million, was approximately $26.2 million.

8% Senior Notes due 2018

In February 2011, CPII issued $215.0 million in aggregate principal amount of its 8.00% Senior Notes due 2018 (the “8% Notes”). Total proceeds from the issuance of the 8% Notes were $208.6 million, net of $6.4 million issuance costs. The 8% Notes bear interest at the rate of 8.0% per year, payable semi-annually in arrears on each February 15 and August 15. The 8% Notes will mature on February 15, 2018. The 8% Notes are unsecured obligations, jointly and severally guaranteed by the Parent and, subject to certain exceptions, all of the Parent’s existing and future domestic restricted subsidiaries (other than CPII).

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

As of September 27, 2013, the principal balance of the 8% Notes was $215.0 million.

Debt Maturities:    As of September 27, 2013, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Notes	Total
2014	$5,500	$—	$5,500
2015	—	—	—
2016	—	—	—
2017	138,675	—	138,675
2018	—	215,000	215,000
	$144,175	$215,000	$359,175

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates. The table also reflects the required ECF prepayment under the Senior Credit Facilities of $5.5 million payable in the first quarter of fiscal year 2014. The remaining mandatory quarterly repayments have been removed from the table above due to such ECF prepayment and the ECF prepayment made during fiscal year 2013. The above table does not reflect future ECF or other optional prepayments, if any, that may be required under the Senior Credit Facilities.

 As of September 27, 2013, the Company was in compliance with the covenants under the agreements governing the Senior Credit Facilities and the indentures governing the 8% Notes.

Deferred Debt Issuance Costs

CPII incurred a total of $15.3 million of debt issuance costs and issue discount, including those netted against the debt proceeds, associated with the Senior Credit Facilities and 8% Notes. As of September 27, 2013, the unamortized deferred debt issuance costs were $9.7 million, net of $5.6 million accumulated amortization. As of September 28, 2012, the unamortized deferred debt issuance costs were $12.0 million, net of $3.4 million accumulated amortization.

7.           Employee Benefit Plans

Retirement Plans:    The Company provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. The Company also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows a select group of management and highly compensated employees to defer a portion of their compensation. The Non-Qualified Plan liability recorded by the Company amounted to approximately $1.3 million and $0.9 million as of September 27, 2013 and September 28, 2012, respectively. For all of the Company’s current retirement plans, all participant contributions and Company matching contributions are 100% vested. Total CPI contributions to these retirement plans were $3.8 million, $3.7 million, $2.3 million and $1.3 million for fiscal years 2013 and 2012, and the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011, respectively.

Defined Benefit Pension Plan: The Company maintains a defined benefit pension plan for its Chief Executive Officer (“CEO”). The plan’s benefits are based on the CEO’s compensation earnings and are limited by statutory requirements of the Canadian Income Tax Act. All costs of the plan are borne by the Company.

At September 27, 2013 and September 28, 2012, the Company recorded a liability of $0.2 million and $0.7 million, respectively, which approximates the excess of the projected benefit obligation over plan assets of $1.3 million and $1.2 million, respectively. The projected benefit obligation as of September 27, 2013 was reduced by a deferred actuarial gain brought about by a change in the assumed discount rate. Generally, when the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. The net of the deferred gains and losses are amortized to pension expense over the average service life of the plan participant, when it exceeds certain pre-defined thresholds. Additionally, the Company recorded an unrealized gain of $0.1 million, net of tax of $47,000 as of September 27, 2013 and unrealized loss of $0.3 million, net of tax of $0.1 million as of September 28, 2012 to “accumulated other comprehensive income” in the consolidated balance sheets.

The Company’s defined benefit pension plan is managed by an insurance company consistent with regulations or market practice in Canada, where the plan assets are invested. Net pension expense, recorded in “general and administrative” in the consolidated statements of comprehensive income (loss), was $0.1 million for each fiscal year 2013 and 2012, and not material for the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011. Contributions to the plan are not expected to be significant to the financial position of the Company.

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

The Company’s Canadian dollar forward contracts in effect as of September 27, 2013 have durations of five to 15 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in “accumulated other comprehensive income” in the consolidated balance sheets. At September 27, 2013, the unrealized loss, net of tax, was not material. At September 28, 2012, the unrealized gain, net of tax of $0.3 million, was $0.8 million. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in “general and administrative” expenses in the consolidated statements of comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in “general and administrative” expenses in the consolidated statements of comprehensive income (loss). No ineffective amounts were recognized due to hedge ineffectiveness for fiscal years 2013 and 2012, and the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011.

As of September 27, 2013, the Company had entered into Canadian dollar forward contracts for approximately $43.0 million (Canadian dollars), or approximately 78% of estimated Canadian dollar denominated expenses for October 2013 through September 2014, at an average rate of approximately 0.96 U.S. dollars to one Canadian dollar.

See Note 5, Financial Instruments, for further information regarding the Company’s derivative instruments.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at September 27, 2013 and September 28, 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 27, 2013	September 28, 2012	Balance Sheet Location	September 27, 2013	September 28, 2012
Derivatives designated as hedging instruments
Forward contracts	Prepaid and other current assets	$444	$1,067	Accrued expenses	236	36
Total derivatives designated as hedging instruments		$444	$1,067		$236	$36

As of September 27, 2013 and September 28, 2012, all of the Company’s derivative instruments were classified as hedging instruments under ASC 815.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following tables summarize the effect of derivative instruments on the consolidated statements of comprehensive income (loss) for the periods of fiscal years 2013, 2012 and 2011 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)
	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
Interest rate contracts[1]				$360
Forward contracts	$(1,263)	2,054	(855)	463
Total	$(1,263)	$2,054	$(855)	$823

[1]Terminated in February 2011 in anticipation of the repayment of Predecessor’s term loan.

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
		Successor			Predecessor
		Year Ended		Period February 11 to	Period October 2, 2010 to
		September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
Interest rate contracts	Interest expense, net				$(456)
Forward contracts	Cost of sales	$(132)	$(28)	189	614
	Research and development	(34)	(84)	75	71
	Selling and marketing	(15)	(37)	33	31
	General and administrative	(18)	(46)	43	42
		$(199)	$(195)	$340	$302

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion )
		Successor			Predecessor
		Year Ended		Period February 11 to	Period October 2, 2010 to
		September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
Interest rate contracts	Interest expense, net[a]				$(424)
Forward contracts	General and administrative[b]	$235	$(32)	206	50
		$235	$(32)	$206	$(374)

[a] The amount of loss recognized in income during the period October 2, 2010 to February 10, 2011 includes a $415 loss related to the ineffective portion of the hedging relationships as a result of early termination of the derivative.

[b] The amount recognized in income during fiscal year 2013 represents $235 gain related to the amount excluded from the assessment of hedge effectiveness. The amount recognized in income during fiscal year 2012 represents $33 loss related to the amount excluded from the assessment of hedge effectiveness, net of a $1 gain related to the ineffective portion of the hedging relationships. The amount recognized in income during the periods of fiscal year 2011 presented represents a $206 and $50 gain, respectively, related to the amount excluded from the assessment of hedge effectiveness.

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

When the Company’s derivatives are in a net asset position, such as the case with certain of the Company’s forward foreign exchange contract derivatives at September 27, 2013, the Company is exposed to credit loss from nonperformance by the counterparty. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative.

9.           Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at September 27, 2013 were as follows:

Fiscal Year	Operating Leases
2014	$1,897
2015	986
2016	614
2017	306
2018	322
Thereafter	2,239
$6,364

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $3.2 million, $3.0 million, $1.8 million and $1.0 million for fiscal years 2013 and 2012, and the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011, respectively. Assets subject to capital leases at September 27, 2013 and September 28, 2012 were not material.

Guarantees: The Company has restricted cash of $2.6 million and $1.9 million as of September 27, 2013 and September 28, 2012, respectively, consisting of bank guarantees from customer advance payments to the Company’s international subsidiaries and cash collateral for certain performance bonds.

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

During fiscal year 2011, the Company received a notice from a customer terminating a portion of a sales contract due to alleged nonperformance. The Company has reached a settlement agreement with its customer resolving this matter. In April 2012, the Company’s partner initiated a legal proceeding against the Company in the Commercial Court of Aix-en-Provence, France, originally claiming damages of approximately $3.6 million. The Company recorded certain costs in fiscal year 2011 as a result of the termination. In June 2013, the parties settled the dispute with the Company agreeing to pay its partner a lump sum of a portion of the original claim to settle all disputes between the parties in connection with the partial termination of the sales contract. As a result of the settlement, the Company recorded a gain of $0.7 million in “cost of sales” in the consolidated statement of comprehensive income for fiscal year 2013 due to the reversal of a portion of the liability.

In fiscal year 2011, the Company submitted a voluntary self-disclosure to the U.S. Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury regarding assistance provided by the Swiss branch office of one of its U.S. subsidiaries with respect to sales of medical x-ray equipment by its Canadian subsidiary to distributors for resale to end-users in Iran, which is subject to U.S. trade sanctions. In fiscal year 2012, the Company was notified by OFAC that it had determined a penalty was appropriate for the apparent violation. In August 2013, the Company reached a settlement with OFAC and paid a civil penalty of approximately $0.3 million, which the Company recorded in “general and administrative” expenses in the consolidated statement of comprehensive income for fiscal year 2013. OFAC, as a result, agreed to release and forever discharge the Company without any finding of fault from any and all civil liability in connection with the alleged violations under the legal authorities administered by OFAC.

All legal costs are expensed as incurred.

10.           Related-Party Transactions

In connection with the Merger, in February 2011, the Company entered into an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Veritas Capital, pursuant to which Veritas Management will provide the Company with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023, and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or the Company terminates the advisory agreement. Pursuant to such agreement, the Company pays Veritas Management an annual fee equal to the greater of $1.0 million or 3.0% of the Company’s Adjusted EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization, certain unusual or non-recurring items and certain non-cash items), a portion of which is payable in advance annually, and the Company reimburses certain out-of-pocket expenses of Veritas Management. For fiscal years 2013 and 2012 and the period February 11, 2011 to September 30, 2011, the Company incurred Veritas Management advisory fee expense of $2.2 million, $2.0 million and $1.4 million, respectively, recorded in “general and administrative” expenses in the consolidated statements of comprehensive income (loss).

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

If Parent or any of its subsidiaries (including the Company) is involved in any transaction (including, without limitation, any acquisition, merger, disposition, debt or equity financing, recapitalization, structural reorganization or similar transaction), the Company will pay a transaction fee to Veritas Management equal to the greater of $0.5 million or 2.0% of transaction value. Veritas Management waived any transaction fees due for acquisitions made by the Company during fiscal years 2013 and 2012. The Company may terminate the advisory agreement immediately prior to a change of control or an initial public offering, upon payment of an amount equal to all accrued fees and expenses plus the present value of all annual fees that would have been payable under the advisory agreement through December 31, 2023.

No other related person has any interest in the advisory agreement.

Certain members of management of the Company have been granted Class B membership interests in Holding LLC. See Note 11 for more details.

11.           Equity-based Compensation

In April 2011 and December 2011, certain members of management and independent directors of the Company were granted Class B membership interests in Holding LLC. At September 27, 2013, the aggregate individual grants of Class B membership interests represented approximately 5.5% of the profit interests in Holding LLC. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including Veritas Capital, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The Class B membership interests are subject to a five-year vesting schedule, except vesting will be accelerated in the event of a change of control. The unvested portion of Class B membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Holding LLC. Class B membership interests are granted with no exercise price and no expiration date. Grants of Class B membership interests are limited in the aggregate to 7.5% of the net profits interests in Holding LLC.

A summary of activity for grants and the outstanding balance of Class B membership interests in Holding LLC follow:

	Class B Membership Interests
	Available for Grant	Outstanding	Fair Value at Date of Grant
Balance, September 30, 2011	2.2%	5.3%	$4,874
Granted	(0.2)	0.2	183
Balance, September 28, 2012	2.0%	5.5%	$5,057
Granted	—	—	—
Balance, September 27, 2013	2.0%	5.5%	$5,057

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company records equity-based compensation expense based on the grant-date fair value on a straight-line basis over the vesting period of the awards. The following table summarizes equity-based compensation expense for the periods presented, which was allocated as follows:

	Year Ended		February 11 to
	September 27, 2013	September 28, 2012	September 30, 2011
Equity-based compensation cost recognized in the statement of comprehensive income (loss) by caption:
Cost of sales	$255	$274	$65
Research and development	581	553	18
Selling and marketing	128	128	55
General and administrative	46	46	236
	$1,010	$1,001	$374
Equity-based compensation cost capitalized in inventory	$255	$274	$111
Equity-based compensation cost remaining in inventory at end of period	$46	$46	$46

The unamortized amount of equity-based compensation was $2.7 million at September 27, 2013, and is scheduled to be charged to expense as follows:

Fiscal Year	Amount
2014	$1,027
2015	1,006
2016	636
2017	8
2018	—
$2,677

12.    Predecessor’s Stock-based Compensation Plans

Pursuant to the Merger described in Notes 1 and 3, subject to certain exceptions described below, unvested options to purchase the Predecessor’s common stock became fully vested immediately prior to the effective time of the Merger on February 11, 2011 (“Effective Time”), and at (or, in the case of certain option holders, immediately after) the Effective Time, outstanding unexercised stock options were cancelled in exchange for a cash payment in an amount equal to the product of (x) the number of shares subject to the option and (y) the excess, if any, of (A) $19.50 over (B) the exercise price per share subject to the option, less any applicable taxes. Subject to certain exceptions described below, each share of Predecessor’s restricted stock and each of Predecessor’s restricted stock unit outstanding immediately prior to the Effective Time vested in full and entitled the holder to receive $19.50 in cash, less applicable taxes. With respect to options and restricted stock units granted in the period October 2, 2010 to February 10, 2011, only 25%of such options and restricted stock units became vested upon the closing of the Merger and the remaining 75% were cancelled.

As a result of the acceleration of the vesting of stock options described above, Predecessor incurred additional stock compensation expense of $3.4 million of which $0.4 million, $0.2 million, $0.4 million and $2.4 million were allocated to cost of sales, research and development, sales and marketing and general and administrative expenses, respectively, in the consolidated statement of comprehensive loss for period October 2, 2010 to February 10, 2011. Successor also recorded stock compensation expense of $5.2 million which represents the amount of cash payments for the unvested portion of the stock awards for which vesting was accelerated. The $5.2 million stock compensation expense is recorded in “strategic alternative transaction expense” in the consolidated statement of comprehensive loss for the period February 11, 2011 to September 30, 2011.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Unless otherwise stated, information on the Predecessor’s stock-based compensation plans provided below is for periods prior to the Effective Time and reflects the effect of the acceleration of vesting of the stock-based awards on Predecessor’s consolidated statements of comprehensive income (loss).

Stock Options: The following table summarizes activity of stock option awards under Predecessor’s stock option plans for the period presented:

	Outstanding Options				Exercisable Options
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at October 1, 2010	3,347,192	$6.60	4.24	$26,801	2,915,483	$5.61	3.76	$25,930
Granted	108,000	$19.33
Exercised	(19,970)	$8.69
Accelerated, cancelled and paid with cash pursuant to the Merger	(3,354,222)	$6.69
Cancelled	(81,000)	$19.33
Balance at February 11, 2011	—	$—	—	$—	—	$—	—	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Predecessor’s closing stock price on the date indicated.

During the period October 2, 2010 to February 10, 2011, cash received from option exercises was approximately $0.2 million and the total intrinsic value of options exercised was approximately $0.2 million .

Stock Purchase Plan: Predecessor’s employee stock purchase plan was terminated after the December 31, 2010 purchase. Employees purchased approximately 13,000 shares during the first quarter of fiscal year 2011 for $0.2 million .

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

Period
October 2, 2010 to
February 10, 2011
Expected term (in years)	8.14
Expected volatility	60.9%
Dividend yield	—%
Risk-free rate	2.6%

The weighted-average grant-date fair value of all the options granted during the period October 2, 2010 to February 10, 2011 was $12.65 per share.

Stock Purchase Plan. Based on the 15% discount received by the employees, the weighted-average fair value of shares issued under the employee stock purchase plan during the first quarter of fiscal year 2011, the final purchase period, was $2.90 per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

As stock-based compensation expense recognized in the consolidated statements of comprehensive loss for the period October 2, 2010 to February 10, 2011, was based on awards ultimately expected to vest, it was reduced for estimated forfeitures. Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

The following table summarizes stock-based compensation expense for the period October 2, 2010 to February 10, 2011, which was allocated as follows:

Period
October 2, 2010 to
February 10, 2011
Share-based compensation cost recognized in the income statement by caption:
Cost of sales	$609
Research and development	320
Selling and marketing	499
General and administrative	3,127
$4,555

Share-based compensation cost capitalized in inventory	$928
Share-based compensation cost remaining in inventory at end of period	$416

Share-based compensation expense by type of award:
Stock options	$1,564
Restricted stock and units	2,948
Stock purchase plan	43
$4,555

During the period October 2, 2010 to February 10, 2011, the tax benefit realized from option exercises and restricted stock vesting, including those that were accelerated pursuant to the Merger, totaled approximately $5.8 million.

13.           Income Taxes

Income (loss) before income taxes consisted of the following:

	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
U.S.	$8,980	$4,774	$(12,573)	$(4,925)
Foreign	7,315	2,326	4,024	1,178
	$16,295	$7,100	$(8,549)	$(3,747)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Income tax expense (benefit) consisted of the following:

	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
Current
Federal	$2,736	$539	$148	$4,420
State	693	976	629	12
Foreign	1,386	1,477	1,903	(58)
	4,815	2,992	2,680	4,374
Deferred
Federal	1,240	1,567	(2,525)	(3,039)
State	428	(124)	(661)	52
Foreign	(1,077)	(1,020)	(1,560)	(404)
	591	423	(4,746)	(3,391)
	$5,406	$3,415	$(2,066)	$983

The differences between the effective income tax rate and the federal statutory income tax rate were as follows:

	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
U.S. federal income tax provision at statutory rate	35.0%	35.0%	35.0%	35.0%
Domestic manufacturing deduction	(4.8)%	(7.9)%	2.7%	—%
Foreign tax rate differential and income inclusion	(0.4)%	5.9%	(9.4)%	(38.1)%
State taxes	6.3%	7.9%	3.0%	(1.7)%
Research and development credit	(3.7)%	(0.7)%	(4.1)%	6.2%
Tax contingency reserves	2.4%	3.8%	5.4%	2.2%
Stock compensation expense	1.8%	3.7%	(1.2)%	—%
Non-deductible merger expenses	—%	0.4%	(6.1)%	(29.3)%
Prior year change in estimate	(4.8)%	(0.2)%	—%	—%
Other differences	1.4%	0.2%	(1.1)%	(0.5)%
Effective tax rate	33.2%	48.1%	24.2%	(26.2)%
 The effective tax rate for the fiscal year ended September 27, 2013 was 33.2% and differs from the federal statutory rate of 35% primarily due to the domestic manufacturing deduction, a prior year change in estimate based on a tax filing and research and development tax credits, partially offset by state income taxes. The 6.3% state tax rate for the fiscal year ended September 27, 2013 includes discrete tax charges of 2.7% for tax rate changes.
 The effective tax rate for the fiscal year ended September 28, 2012 was 48.1% and differs from the federal statutory rate of 35% primarily due to state income taxes, foreign earnings that are subject to U.S. federal income tax, tax contingency reserves, non-deductible stock compensation expense, partially offset by the domestic manufacturing deduction. The 7.9% state tax rate for the fiscal year ended September 28, 2012 includes discrete tax charges of 2.8% for tax rate changes and 2.0% for a change in estimate based on a tax return filing.

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

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets (liabilities) were as follows:

	September 27, 2013	September 28, 2012
Deferred tax assets:
Inventory and other reserves	$9,059	$9,053
Accrued vacation	2,194	2,190
Deferred compensation and other accruals	1,201	645
Tax credit carryforward	1,096	7,894
Net operating loss carryforward	921	1,406
Other deferred tax assets	210	216
Gross deferred tax assets	14,681	21,404
Valuation allowance	—	—
Total deferred tax assets	$14,681	$21,404

Deferred tax liabilities:
Accelerated depreciation	$(14,789)	$(16,386)
Acquisition-related intangibles	(74,901)	(77,234)
Unremitted foreign earnings	(127)	(1,989)
Other deferred tax liabilities	(595)	(668)
Total deferred tax liabilities	$(90,412)	$(96,277)
Net deferred tax liabilities	$(75,731)	$(74,873)

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. As of September 27, 2013, the Company had federal foreign tax credit carryforwards of $1.0 million. If not utilized, the federal foreign tax credit carryforwards will begin to expire in 2017.

At September 27, 2013, the Company had state net operating loss carryforwards of approximately $15.7 million. The state net operating loss carryovers will begin to expire in 2026, if not utilized.

The Company has not provided deferred taxes on approximately $7.5 million of the Company’s undistributed earnings in its Canadian operations which are permanently reinvested.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Internal Revenue Code imposes limitations on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Section 382 Limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. In June 2012, the Company acquired the stock of Locus Microwave Inc. as part of its acquisition of Codan Satcom. Locus Microwave had approximately $4.6 million in net operating loss carryforwards, but none of these losses were available to the Company due to limitations under Internal Revenue Code Section 382; therefore, Locus Microwave net operating loss carryforwards were not recorded as deferred tax assets.

The net deferred tax liabilities were classified in the consolidated balance sheets as follows:

	September 27, 2013	September 28, 2012
Deferred tax assets:
Current	$13,486	$14,186
Noncurrent (other long-term assets)	—	114
Deferred tax liabilities:
Current (accrued expenses)	(39)	(294)
Noncurrent	(89,178)	(88,879)
Net deferred tax liabilities	$(75,731)	$(74,873)

The total unrecognized tax benefits, excluding any related interest accrual, are reported in the consolidated balance sheets in the following accounts:

	September 27, 2013	September 28, 2012
Income taxes payable	$2,074	$2,215
Other long-term liabilities	3,823	3,511
	$5,897	$5,726

In anticipation of a tax assessment from Canada Revenue Authority (“CRA”) to settle a transfer pricing audit on the sale of the Satcom Division to its Canadian subsidiary in fiscal years 2001 and 2002, the Company prepaid the expected tax liability. At September 27, 2013, the $3.3 million unrecognized tax benefit amount is fully offset by the tax prepayment, resulting in a net reported current income tax liability for unrecognized tax benefits of zero for this item in the consolidated balance sheet.

All of the unrecognized tax benefit balances of $5.9 million and $5.7 million would reduce the effective tax rate if recognized as of September 27, 2013 and September 28, 2012, respectively. The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $5.3 million as audits close, statutes expire and tax payments are made. As of September 27, 2013, the Company had accrued income tax related interest and penalties of approximately $1.4 million. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the consolidated statements of comprehensive income (loss) and totaled approximately $0.1 million for the fiscal year ended September 27, 2013. The Company has minimal penalties accrued in income tax expense. Any prospective adjustments to the Company’s unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to the Company’s effective tax rate. Accordingly, the Company’s effective tax rate could fluctuate materially from period to period. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction to income tax expense.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Year Ended
	September 27, 2013	September 28, 2012
Beginning of period balance	$5,726	$6,904
Additions based on tax positions related to the current period	183	52
Reductions for expiration of statute of limitations	—	—
Additions for tax positions of prior periods	97	31
Reductions for tax positions of prior periods	(109)	(1,261)
End of period balance	$5,897	$5,726
The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada and California, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2009. The Company’s Canadian subsidiary is no longer subject to examination by the taxing authorities for fiscal years prior to 2003. The Company has income tax audits in progress in several jurisdictions in which it operates, including an audit by the CRA for fiscal year 2010 and for the periods from October 2, 2010 to February 10, 2011 and February 11, 2011 to September 30, 2011.
During fiscal year 2013, the Company received a $4.6 million refund from the Internal Revenue Service (“IRS”) in settlement of a transfer pricing audit on the sale of the Satcom Division to its Canadian subsidiary in fiscal years 2001 and 2002. The IRS refund was recorded as a reduction to income tax receivable (prepaid and other current assets). During fiscal year 2012, the Company received a refund of $2.4 million in settlement of the transfer pricing audit, previously noted, with CRA for fiscal years 2001 and 2002. The CRA refund was recorded as a $1.8 million reduction to long-term assets, a $0.5 million increase in the balance of uncertain tax benefits and a tax benefit of $0.1 million. During fiscal year 2012, the company completed an audit with the IRS for fiscal years 2008 and 2009 and received a tax assessment of approximately $17,000.

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

14.           Segments, Geographic and Customer Information

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
Sales from external customers
Electron devices	$310,337	$287,558	$171,497	$89,174
Satcom equipment	86,931	80,449	77,129	27,469
Other	22,140	23,143	15,872	7,580
	$419,408	$391,150	$264,498	$124,223
Intersegment product transfers
Electron devices	$18,176	$21,794	$21,360	$8,045
Satcom equipment	74	70	51	229
	$18,250	$21,864	$21,411	$8,274
Capital expenditures
Electron devices	$4,084	$5,889	$3,029	$1,484
Satcom equipment	260	672	1,153	694
Other	1,124	1,023	736	256
	$5,468	$7,584	$4,918	$2,434
EBITDA
Electron devices	$68,494	$63,577	$44,594	$18,713
Satcom equipment	8,343	5,399	11,290	1,491
Other	(11,678)	(9,329)	(28,097)	(14,046)
	$65,159	$59,647	$27,787	$6,158

	September 27, 2013	September 28, 2012
Total assets
Electron devices	$473,032	$491,953
Satcom equipment	116,835	112,183
Other	148,504	122,866
	$738,371	$727,002

EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. The Company believes that EBITDA is useful to assess its ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures.

For the reasons listed below, the Company believes that U.S. generally accepted accounting principles (“GAAP”)-based financial information for leveraged businesses like its own should be supplemented by EBITDA so that investors better understand its financial performance in connection with their analysis of the Company’s business:

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

	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
Operating income
Electron devices	$59,956	$56,074	$40,292	$16,463
Satcom equipment	7,245	4,379	10,758	1,210
Other	(23,669)	(26,123)	(41,757)	(15,632)
	$43,532	$34,330	$9,293	$2,041

The following table reconciles net income to EBITDA:

	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
Net income (loss)	$10,889	$3,685	$(6,483)	$(4,730)
Depreciation and amortization	21,627	25,317	18,628	4,117
Interest expense, net	27,237	27,230	17,708	5,788
Income tax expense (benefit)	5,406	3,415	(2,066)	983
EBITDA	$65,159	$59,647	$27,787	$6,158

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Net property, plant and equipment by geographic area were as follows:

	September 27, 2013	September 28, 2012
United States	$60,172	$64,238
Canada	15,143	16,294
Other	1,018	1,069
Total	$76,333	$81,601

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

Goodwill by geographic area was as follows:

	September 27, 2013	September 28, 2012
United States	$91,518	$91,067
Canada	88,209	87,867
	$179,727	$178,934

Geographic sales by customer location were as follows for external customers:

	Successor			Predecessor
	Year Ended		Period February 11 to	Period October 2, 2010 to
	September 27, 2013	September 28, 2012	September 30, 2011	February 10, 2011
United States	$277,837	$249,688	$182,206	$83,084
All foreign countries	141,571	141,462	82,292	41,139
Total sales	$419,408	$391,150	$264,498	$124,223

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

The United States Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in the fiscal years 2013 and 2012, and the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011. Direct sales to the U.S. Government were $64.7 million, $57.0 million, $36.2 million, and $14.8 million for the fiscal years 2013 and 2012, and the periods February 11, 2011 to September 30, 2011 and October 2, 2010 to February 10, 2011, respectively. Accounts receivable from this customer represented 14% and 12% of consolidated accounts receivable as of September 27, 2013 and September 28, 2012, respectively.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

15.           Selected Quarterly Financial Data (Unaudited)

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year 2013
Sales	$97,561	$102,219	$109,616	$110,012
Gross profit(1)	26,958	27,716	33,912	29,501
Net income(1)	1,451	1,300	6,151	1,987

Fiscal year 2012
Sales	$92,981	$96,457	$97,193	$104,519
Gross profit(2)	24,371	26,108	29,517	28,763
Net (loss) income(2)	(1,639)	(317)	2,945	2,696

(1) Net income for the first through fourth quarters of fiscal year 2013 reflects pre-tax acquisition costs of $0.7 million, $1.3 million, $0.8 million and $1.3 million, respectively, relating to the acquisitions of Codan Satcom in June 2012, MCL in June 2013 and Radant in October 2013 (see Note 16, Subsequent Event). Gross profit and net income for the first and fourth quarters of fiscal year 2013 reflect pre-tax utilization of the net increase in cost basis of inventory of $0.3 million relating to the acquisition of Codan Satcom and $0.1 million relating to the acquisition of MCL, respectively.

(2) Net income for the third and fourth quarters of fiscal year 2012 reflects pre-tax acquisition costs of $0.7 million and $0.8 million, respectively, relating to the acquisition of Codan Satcom in June 2012. Gross profit and net income for the fourth quarter of fiscal year 2012 reflect pre-tax utilization of the net increase in cost basis of inventory of $0.2 million relating to the acquisition of Codan Satcom.

16.           Subsequent Event

On October 1, 2013, the Company completed its purchase of the outstanding stock of Radant Technologies, Inc. (“Radant”), a Massachusetts corporation, for a payment of approximately $36.0 million in cash, subject to post-closing adjustments based on a determination of Radant's closing net working capital. A maximum of $10.0 million in potential additional payments may be payable if certain financial targets are achieved over the next two years. Radant designs, manufactures and tests advances composite radomes, reflector antennas and structures for defense aerospace and naval applications as well as commercial aerospace applications. The acquisition of Radant provides the Company with advanced technology and specialized products for radar, electronic warfare and communications applications that complement and extend the Company's broad portfolio of microwave, RF, power and control solutions for these and other critical applications.

The Company will record the acquisition of Radant using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The Company is currently finalizing the purchase price for Radant and evaluating the fair values of the assets acquired and liabilities assumed and expects to complete its purchase price allocation in fiscal year 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 27, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$61,387	$5,664	$—	$67,051
Restricted cash	—	—	2,468	103	—	2,571
Accounts receivable, net	—	—	33,456	18,704	—	52,160
Inventories	—	—	67,352	23,095	(615)	89,832
Deferred tax assets	—	—	13,172	314	—	13,486
Intercompany receivable	—	—	59,763	13,316	(73,079)	—
Prepaid and other current assets	2	41	4,290	2,501	234	7,068
Total current assets	2	41	241,888	63,697	(73,460)	232,168
Property, plant and equipment, net	—	—	60,191	16,142	—	76,333
Deferred debt issue costs, net	—	9,713	—	—	—	9,713
Intangible assets, net	—	—	155,874	83,621	—	239,495
Goodwill	—	—	91,574	88,153	—	179,727
Other long-term assets	—	—	935	—	—	935
Investment in subsidiaries	208,929	581,545	17,163	—	(807,637)	—
Total assets	$208,931	$591,299	$567,625	$251,613	$(881,097)	$738,371
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$5,500	$—	$—	$—	$5,500
Accounts payable	—	—	15,601	11,141	—	26,742
Accrued expenses	1,179	2,724	17,144	6,303	(2)	27,348
Product warranty	—	—	2,646	2,060	—	4,706
Income taxes payable	—	—	49	49	—	98
Advance payments from customers	—	—	14,308	3,688	—	17,996
Intercompany payable	—	1,401	8,387	—	(9,788)	—
Total current liabilities	1,179	9,625	58,135	23,241	(9,790)	82,390
Deferred income taxes	—	—	66,420	22,758	—	89,178
Long-term debt, less current portion	—	353,233	—	—	—	353,233
Other long-term liabilities	—	—	5,394	424	—	5,818
Total liabilities	1,179	362,858	129,949	46,423	(9,790)	530,619
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	375,639	191,752	(778,491)	—
Equity investment in subsidiary	86	86	9,377	—	(9,549)	—
Additional paid-in capital	199,575	—	—	—	—	199,575
Accumulated other comprehensive income	—	—	—	86	—	86
Retained earnings	8,091	17,255	52,660	13,352	(83,267)	8,091
Total stockholders’ equity	207,752	228,441	437,676	205,190	(871,307)	207,752
Total liabilities and stockholders’ equity	$208,931	$591,299	$567,625	$251,613	$(881,097)	$738,371

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Twelve Months Ended September 27, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$310,753	$170,646	$(61,991)	$419,408
Cost of sales	—	—	230,200	132,099	(60,978)	301,321
Gross profit	—	—	80,553	38,547	(1,013)	118,087
Operating costs and expenses:
Research and development	—	—	5,031	9,571	—	14,602
Selling and marketing	—	—	12,528	10,847	(1,450)	21,925
General and administrative	2,200	2,026	17,592	6,914	302	29,034
Amortization of acquisition-related intangible assets	—	—	4,963	4,031	—	8,994
Total operating costs and expenses	2,200	2,026	40,114	31,363	(1,148)	74,555
Operating (loss) income	(2,200)	(2,026)	40,439	7,184	135	43,532
Interest expense (income), net	—	27,248	(15)	4	—	27,237
(Loss) income before income tax expense and equity in income of subsidiaries	(2,200)	(29,274)	40,454	7,180	135	16,295
Income tax (benefit) expense	(868)	(11,123)	17,113	233	51	5,406
Equity in income of subsidiaries	12,221	30,372	632	—	(43,225)	—
Net income	10,889	12,221	23,973	6,947	(43,141)	10,889
Equity in other comprehensive income of subsidiaries, net of tax	(363)	(363)	—	—	726	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(795)	—	(795)
Unrealized actuarial gain and amortization of prior service cost, for pension liability, net of tax	—	—	—	432	—	432
Total other comprehensive loss, net of tax	—	—	—	(363)	—	(363)
Comprehensive income	$10,526	$11,858	$23,973	$6,584	$(42,415)	$10,526

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Twelve Months Ended September 28, 2012

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

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended September 27, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$—	$38,919	$(754)	$38,165
Cash flows from investing activities
Capital expenditures	—	—	(3,892)	(1,046)	(4,938)
Acquisitions	—	—	(4,482)	(1,500)	(5,982)
Net cash used in investing activities	—	—	(8,374)	(2,546)	(10,920)
Cash flows from financing activities
Repayment of borrowings under Successor’s term loan facility	—	(3,200)	—	—	(3,200)
Return of intercompany capital	—	19,181	—	(19,181)	—
Intercompany funding	—	(15,981)	(3,200)	19,181	—
Net cash used in financing activities	—	—	(3,200)	—	(3,200)
Net increase (decrease) in cash and cash equivalents	—	—	27,345	(3,300)	24,045
Cash and cash equivalents at beginning of period	—	—	34,042	8,964	43,006
Cash and cash equivalents at end of period	$—	$—	$61,387	$5,664	$67,051

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Months Ended September 28, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$1,500	$21,057	$2,493	$25,050
Cash flows from investing activities
Capital expenditures	—	—	(6,575)	(1,009)	(7,584)
Acquisitions, net of cash acquired	—	—	(1,434)	(6,481)	(7,915)
Net cash used in investing activities	—	—	(8,009)	(7,490)	(15,499)
Cash flows from financing activities
Repayment of borrowings under Successor’s term loan facility	—	(1,500)	—	—	(1,500)
Intercompany funding	—	—	529	(529)	—
Net cash (used in) provided by financing activities	—	(1,500)	529	(529)	(1,500)
Net increase (decrease) in cash and cash equivalents	—	—	13,577	(5,526)	8,051
Cash and cash equivalents at beginning of period	—	—	20,465	14,490	34,955
Cash and cash equivalents at end of period	$—	$—	$34,042	$8,964	$43,006

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the period February 11, 2011 to September 30, 2011

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided (used in) by operating activities	$—	$756	$(543)	$13,354	$13,567
Cash flows from investing activities
Capital expenditures	—	—	(4,029)	(889)	(4,918)
Acquisition	—	(370,490)	—	—	(370,490)
Payment of patent application fees	—	—	(4)	—	(4)
Net cash used in investing activities	—	(370,490)	(4,033)	(889)	(375,412)
Cash flows from financing activities
Equity investment, net	197,144	—	—	—	197,144
Proceeds from issuance of Successor’s senior subordinated notes	—	208,550	—	—	208,550
Borrowings under Successor’s term loan facility	—	143,815	—	—	143,815
Debt issue costs	—	(3,453)	—	—	(3,453)
Redemption and repurchase of Predecessor’s senior subordinated notes and floating rate notes	—	(12,000)	(117,000)	—	(129,000)
Repayment of borrowings under Predecessor’s term loan facility	—	—	(66,000)	—	(66,000)
Repayment of borrowings under Successor’s term loan facility	—	(1,125)	—	—	(1,125)
Intercompany funding	(197,144)	33,893	163,251	—	—
Net cash provided by (used in) financing activities	—	369,680	(19,749)	—	349,931
Net decrease (increase) in cash and cash equivalents	—	(54)	(24,325)	12,465	(11,914)
Cash and cash equivalents at beginning of period	—	54	44,790	2,025	46,869
Cash and cash equivalents at end of period	$—	$—	$20,465	$14,490	$34,955

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL HOLDING CORP.

Dated:	December 10, 2013	/s/ O. JOE CALDARELLI
O. Joe Caldarelli
Chief Executive Officer

Dated:	December 10, 2013	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ O. JOE CALDARELLI O. Joe Caldarelli	Chief Executive Officer and Director (Principal Executive Officer)	December 10, 2013

ROBERT A. FICKETT* Robert A. Fickett	President, Chief Operating Officer and Director	December 10, 2013

/s/ JOEL A. LITTMAN Joel A. Littman	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 10, 2013

HUGH D. EVANS* Hugh D. Evans	Chairman of the Board of Directors	December 10, 2013

RAMZI M. MUSALLAM* Ramzi M. Musallam	Director	December 10, 2013

JEFFREY P. KELLY* Jeffrey P. Kelly	Director	December 10, 2013

BENJAMIN M. POLK* Benjamin M. Polk	Director	December 10, 2013

MICHAEL J. MEEHAN* Michael J. Meehan	Director	December 10, 2013

Adm LEIGHTON W. SMITH, JR.* Admiral Leighton W. Smith, Jr.	Director	December 10, 2013

*By:	/s/ JOEL A. LITTMAN Joel A. Littman Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger, dated as of November 24, 2010, by and among Catalyst Holdings, Inc., Catalyst Acquisition, Inc. and CPI International, Inc.	Predecessor’s Form 8-K, filed on November 29, 2010.
3.1	Certificate of Incorporation of CPI International, Inc.	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.2	Amended and Restated By-laws of CPI International, Inc.	Successor’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
3.3	Certificate of Incorporation of CPI International Holding Corp.	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.4	Amended and Restated By-laws of CPI International Holding Corp.	Successor’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
3.5	Certificate of Incorporation of Communications & Power Industries International Inc.	CPI’s Registration Statement on Form S-4 (Registration No. 333-113867), filed on March 23, 2004.
3.6	By-laws of Communications & Power Industries International Inc.	CPI’s Registration Statement on Form S-4 (Registration No. 333-113867), filed on March 23, 2004.
3.7	Restated Certificate of Incorporation of Communications & Power Industries Asia Inc.	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.8	By-laws of Communications & Power Industries Asia Inc.	CPI’s Registration Statement on Form S-4 (Registration No. 333-113867), filed on March 23, 2004.
3.9	Restated Articles of Incorporation of CPI Econco Division	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.10	Restated By-laws of CPI Econco Division	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.11	Restated Articles of Incorporation of CPI Malibu Division	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.12	Restated By-laws of CPI Malibu Division	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.13	Certificate of Conversion from a Corporation to a Limited Liability Company of Communications & Power Industries LLC	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.14	Certificate of Formation of Communications & Power Industries LLC	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.15	Limited Liability Company Agreement of Communications & Power Industries LLC	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.16	Certificate of Conversion from a Corporation to a Limited Liability Company of CPI Subsidiary Holdings LLC	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.17	Certificate of Formation of CPI Subsidiary Holdings LLC	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.

Exhibit Number	Exhibit Description	Incorporated by Reference to:
3.18	Limited Liability Company Agreement of CPI Subsidiary Holdings LLC	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.1	Indenture, dated as of February 11, 2011 by and among, CPI International, Inc., CPI International Holding Corp. and The Bank of New York Mellon Trust Company, N.A.	CPII’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
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