Form 10-Q
period 2014-01-03
CPI International Holding Corp.
filed 2014-02-12
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2014
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
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of February 12, 2014, 1,000 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	January 3, 2014	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$37,515	$67,051
Restricted cash	2,979	2,571
Accounts receivable, net	45,321	52,160
Inventories	102,449	89,832
Deferred tax assets	15,071	13,486
Prepaid and other current assets	6,335	7,068
Total current assets	209,670	232,168
Property, plant, and equipment, net	79,453	76,333
Deferred debt issue costs, net	9,135	9,713
Intangible assets, net	258,102	239,495
Goodwill	197,302	179,727
Other long-term assets	1,018	935
Total assets	$754,680	$738,371

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$—	$5,500
Accounts payable	27,122	26,742
Accrued expenses	34,322	27,348
Product warranty	4,692	4,706
Income taxes payable	626	98
Advance payments from customers	15,851	17,996
Total current liabilities	82,613	82,390
Deferred income taxes, non-current	97,462	89,178
Long-term debt, less current portion	353,263	353,233
Other long-term liabilities	10,706	5,818
Total liabilities	544,044	530,619
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	199,826	199,575
Accumulated other comprehensive (loss) income	(425)	86
Retained earnings	11,235	8,091
Total stockholders’ equity	210,636	207,752
Total liabilities and stockholders’ equity	$754,680	$738,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands – unaudited)

	Three Months Ended
	January 3, 2014	December 28, 2012
Sales	$123,879	$97,561
Cost of sales, including $1,604 and $261 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	90,472	70,603
Gross profit	33,407	26,958
Operating costs and expenses:
Research and development	3,809	3,368
Selling and marketing	5,937	5,379
General and administrative	7,036	6,167
Amortization of acquisition-related intangible assets	2,849	2,730
Total operating costs and expenses	19,631	17,644
Operating income	13,776	9,314
Interest expense, net	7,259	6,861
Income before income taxes	6,517	2,453
Income tax expense	3,373	1,002
Net income	3,144	1,451

Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	(511)	(463)
Total other comprehensive loss, net of tax	(511)	(463)
Comprehensive income	$2,633	$988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Three Months Ended
	January 3, 2014	December 28, 2012
Cash flows from operating activities
Net cash provided by operating activities	$14,605	$12,345

Cash flows from investing activities
Capital expenditures	(1,646)	(1,603)
Acquisition, net of cash acquired	(36,995)	—
Net cash used in investing activities	(38,641)	(1,603)

Cash flows from financing activities
Repayment of borrowings under CPII’s term loan facility	(5,500)	(3,200)
Net cash used in financing activities	(5,500)	(3,200)

Net (decrease) increase in cash and cash equivalents	(29,536)	7,542
Cash and cash equivalents at beginning of period	67,051	43,006
Cash and cash equivalents at end of period	$37,515	$50,548

Supplemental cash flow disclosures
Cash paid for interest	$1,984	$1,979
Cash paid for income taxes, net of refunds	$1,290	$178
Decrease in accrued capital expenditures	$80	$—

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
The accompanying unaudited condensed consolidated financial statements represent the consolidated results and financial position of the Company. The Company develops, manufactures and distributes microwave and power grid electron devices, microwave amplifiers, modulators, antenna systems, advanced composite radomes and various other power supply equipment and devices. The Company has two reportable segments: RF (“radio frequency”) products (formerly “electron devices”) and satcom equipment (see Note 12, “Segments, Geographic and Customer Information”).

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2014 and 2013 comprise the 53- and 52-week periods ending October 3, 2014 and September 27, 2013, respectively. The three months ended January 3, 2014 and December 28, 2012 include 14 and 13 weeks, respectively. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of January 3, 2014 and for the for the first quarter of fiscal years 2014 and 2013 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013 filed with the Securities and Exchange Commission on December 10, 2013. The condensed consolidated balance sheet as of September 27, 2013 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended January 3, 2014 are not necessarily indicative of results to be expected for the full year.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; inventory and inventory valuation; business combinations (including contingent consideration); recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; and recognition and measurement of current and deferred income tax assets and liabilities. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2.	Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to enforceable master netting arrangements or similar agreements. This accounting standard update became effective for the Company in the first quarter of fiscal year 2014. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update became effective for the Company in the first quarter of fiscal year 2014. As a result of the application of this accounting standard update, the Company has provided additional disclosures in Note 11.

In July 2013, the FASB issued an accounting standard update that clarifies the presentation of an unrecognized tax benefit as either a reduction of a deferred tax asset or as a liability depending on specific facts and circumstances. This accounting standard update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2015. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3.	Business Combination

On October 1, 2013, the Company completed its purchase of the outstanding stock of Radant Technologies, Inc. (“Radant”), a Massachusetts corporation, for a payment of approximately $37.0 million in cash consideration, net of $0.6 million cash acquired, subject to post-closing adjustments based on a determination of Radant’s final closing net working capital. A maximum of $10.0 million in potential additional payments may be payable if certain financial targets are achieved over the next two years. Radant designs, manufactures and tests advanced composite radomes, reflector antennas and structures for defense aerospace and naval applications as well as commercial aerospace applications. The acquisition of Radant provides the Company with advanced technology and specialized products for radar, electronic warfare and communications applications that complement and extend the Company’s broad portfolio of microwave, RF, power and control solutions for these and other critical applications. The results of Radant’s operations were included in the Company’s RF products segment and the Company’s consolidated results of operations beginning on the date of the acquisition.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The purchase of the outstanding stock of Radant (the “Radant acquisition”) constitutes a transaction or event in which an acquirer obtains control of one or more “businesses” or a “business combination” and, accordingly, is accounted for under the acquisition method of accounting, in which CPI is deemed to be the accounting acquirer. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. Any excess of the purchase price over the fair value of all assets acquired and liabilities assumed is recognized as goodwill.

The following table sets forth a preliminary allocation of the total purchase price as of January 3, 2014 to the assets acquired and the liabilities assumed and the resulting goodwill based on the preliminary estimates of fair value. This is a preliminary purchase price allocation, which was based upon valuation information and estimates and assumptions available at January 3, 2014, and, therefore, subject to adjustment on completion of the valuation process.

Purchase price	$37,586
Less: Fair value of assets acquired:
Net current assets	(6,149)
Property, plant and equipment	(4,925)
Identifiable intangible assets	(21,700)
Other long-term assets	(67)
(32,841)
Add: Fair value of liabilities assumed:
Contingent consideration liability	4,300
Long-term deferred tax liabilities	8,530
12,830

Goodwill	$17,575

The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to inventories, property, plant and equipment, identifiable intangible assets, deferred revenue, contingent consideration liability, tax-related items and the resulting goodwill adjustment. Measurement period adjustments represent updates made to the preliminary purchase price allocation based on new information obtained in the interim period subsequent to the acquisition and initial accounting date up to one year from the acquisition date. The Company expects to continue to obtain information to finalize these preliminary valuations during the measurement period.

The preliminary fair value assigned to identifiable intangible assets acquired is determined using variations of the income approach. Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of tradenames and completed technology is based on the relief-from-royalty method, and backlog and customer relationship is valued using the excess earnings method. The royalty rates used in the relief-from-royalty method are based on both a return-on-asset method and market comparable rates. The Company believes that these identifiable intangible assets will have no residual value after their estimated economic useful lives. The preliminary fair value of the identifiable intangible assets and their weighted-average useful lives are as follows:

	Estimated Fair Value	Estimated Useful Life (years)
Tradenames	$2,300	15
Completed technology	7,300	15
Backlog	3,300	3
Customer relationship	8,800	10
Total identifiable intangible assets	$21,700

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

All of the above identifiable intangible assets are definite-lived and are amortized over their estimated useful lives.

The valuation of the contingent consideration liability was based on a probability-weighted discounted cash flow analysis. See Note 5, Financial Instruments, for additional information on the fair value of the contingent consideration.

Goodwill resulting from the Radant acquisition is largely attributable to future growth opportunities within the Company’s radar and electronic warfare and communications markets and is not deductible for income tax purposes.

In connection with the Radant acquisition, the Company incurred various costs totaling $0.2 million included in general and administrative in the condensed consolidated statements of comprehensive income for the three months ended January 3, 2014. These costs, which the Company expensed as incurred, consist primarily of professional fees payable to financial and legal advisors.

The following unaudited pro forma results of operations are presented as though the Radant acquisition had occurred as of the beginning of the earliest period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets. The pro forma results of operations exclude the impact of certain charges that have resulted from or were in connection with the acquisition, including, (i) the utilization of the net increase in the cost basis of inventory, (ii) amortization of backlog, (iii) certain discrete tax expenses, and (iv) expenses in connection with the acquisition. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the earliest period presented, nor are they necessarily indicative of future operating results.

	Three Months Ended
	January 3, 2014	December 28, 2012
Sales	$123,879	$104,359
Net income	$5,337	$2,361

4.	Supplemental Financial Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts as follows:

	January 3, 2014	September 27, 2013
Accounts receivable	$45,383	$52,239
Less: Allowance for doubtful accounts	(62)	(79)
Accounts receivable, net	$45,321	$52,160

Inventories: The following table provides details of inventories:

	January 3, 2014	September 27, 2013
Raw materials and parts	$55,776	$50,901
Work in process	34,875	28,590
Finished goods	11,798	10,341
	$102,449	$89,832

Of the $12.6 million increase in inventory, $7.8 million was derived from Radant, which was acquired by the Company in October 2013 (Note 3).

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Reserve for loss contracts: The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Three Months Ended
	January 3, 2014	December 28, 2012
Balance at beginning of period	$4,992	$6,951
Provision for loss contracts, charged to cost of sales	642	827
Credit to cost of sales upon revenue recognition	(320)	(114)
Balance at end of period	$5,314	$7,664

At the end of each period presented above, reserve for loss contracts were reported in the condensed consolidated balance sheet in the following accounts:

	January 3, 2014	December 28, 2012
Inventories	$5,195	$6,312
Accrued expenses	119	1,352
	$5,314	$7,664

Goodwill:    The following table sets forth goodwill by reportable segment:

	January 3, 2014	September 27, 2013
RF products	$146,126	$128,551
Satcom equipment	39,715	39,715
Other	11,461	11,461
	$197,302	$179,727

The increase in goodwill resulted from the Radant acquisition in October 2013 (Note 3).

Product Warranty: The following table summarizes the activity related to product warranty:

	Three Months Ended
	January 3, 2014	December 28, 2012
Beginning accrued warranty	$4,706	$4,066
Actual costs of warranty claims	(1,211)	(1,239)
Estimates for product warranty, charged to cost of sales	1,197	1,030
Ending accrued warranty	$4,692	$3,857

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, derivative instruments and contingent consideration. The following tables set forth financial instruments carried at fair value by level of fair value hierarchy:

		Fair Value Measurements at January 3, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$26,722	$26,722	$—	$—
Mutual funds[2]	267	267	—	—
Total assets at fair value	$26,989	$26,989	$—	—

Liabilities:
Foreign exchange forward derivatives[3]	$377	$—	$377	$—
Contingent consideration liability[4]	4,300			4,300
Total liabilities at fair value	$4,677	$—	$377	$4,300

[1] The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
[2] The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
[3] The liability position of foreign currency derivatives is classified as part of accrued expenses in the condensed consolidated balance sheet.
[4] The contingent consideration liability is classified as part of other long-term liabilities in the condensed consolidated balance sheet.

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

Contingent Consideration

In connection with, and as part of the consideration for, the Radant acquisition in October 2013, the Company will be obligated to make a maximum of $10.0 million in potential additional payments if certain financial targets are achieved over the two years following the acquisition. These potential earn-out payments are considered contingent consideration. This contingent consideration was measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. The fair value of the contingent consideration is based on a probabilistic calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. Key assumptions include a discount rate of 14% and a probability-adjusted level of Radant's earnings before net interest expense, provision for income taxes and depreciation and amortization (“EBITDA”) in aggregate for the two years following the acquisition. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions.

The estimated fair value of the contingent consideration was determined to be $4.3 million as of the acquisition date. As of January 3, 2014, the assumptions used for determining the estimated fair value of the contingent consideration have not changed significantly from those used at the acquisition date. The same amount of contingent consideration liability of $4.3 million was, therefore, included in other long-term liabilities in the condensed consolidated balance sheet as of January 3, 2014. The fair value of the contingent consideration has not yet been finalized and is, therefore, subject to change within the allowed measurement period (Note 3).

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity. The estimated fair value of the Company’s long-term debt as of January 3, 2014 and September 27, 2013 using Level 2 fair value inputs was $365.2 million and $365.7 million, respectively, compared to the carrying value of $353.3 million and $358.7 million, respectively.

6.	Long-term Debt

Long-term debt comprises the following:

	January 3, 2014	September 27, 2013
Term loan, net of issue discount of $412 and $442	$138,263	$143,733
8% Senior notes due 2018	215,000	215,000
	353,263	358,733
Less: Current portion	—	5,500
Long-term portion	$353,263	$353,233

Standby letters of credit	$3,917	$3,848

Senior Secured Credit Facilities. In February 2011, CPII entered into the Senior Secured Credit Facilities consisting of (i) a $150.0 million, six-year term loan facility; and (ii) a $30.0 million, five-year revolving credit facility. CPII immediately borrowed the full amount of the term loan facility thereunder, and the revolving credit facility was undrawn at January 3, 2014 (other than for approximately $3.9 million of outstanding letters of credit). CPII has the option to increase the amount available under the Senior Secured Credit Facilities by up to an aggregate of $50.0 million on an uncommitted basis.

Borrowings under the term loan facility and the revolving credit facility bear interest, at CPII’s option, at a rate equal to a margin over either (a) a base rate or (b) a LIBOR rate. As of January 3, 2014, the variable interest rate on the term loan was 5.0%. The Senior Secured Credit Facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

The prepayment requirement under the Senior Secured Credit Facilities is calculated based on a percentage of “excess cash flow” (“ECF”) as defined in the credit agreement governing the Senior Secured Credit Facilities. The ECF mandatory prepayment is required to be made within five business days of issuing the year-end consolidated financial statements. Based on the results for fiscal year 2013, CPII made a prepayment of $5.5 million during the first quarter of fiscal year 2014.

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

Debt Maturities:    As of January 3, 2014, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8% Senior Notes	Total
2014 (remaining nine months)	$—	$—	$—
2015	—	—	—
2016	—	—	—
2017	138,675	—	138,675
2018	—	215,000	215,000
Thereafter	—	—	—
	$138,675	$215,000	$353,675

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates. The remaining mandatory quarterly repayments of the Senior Credit Facilities have been removed from the table above due to ECF prepayments made during the first quarter of fiscal years 2013 and 2014. The above table does not reflect future ECF or other optional prepayments, if any, that may be required under the Senior Credit Facilities.

As of January 3, 2014, the Company was in compliance with the covenants under the agreements governing the Senior Secured Credit Facilities and the indentures governing the 8% Notes.

Deferred Debt Issuance Costs

CPII incurred a total of $15.3 million of debt issuance costs and issue discount, including those netted against the debt proceeds, associated with the Senior Credit Facilities and 8% Notes. As of January 3, 2014, the unamortized deferred debt issuance costs related to the Company’s debt were $9.1 million, net of $6.2 million accumulated amortization. As of September 27, 2013, the unamortized deferred debt issuance costs related to the Company’s debt were $9.7 million, net of $5.6 million accumulated amortization.

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

The Company’s Canadian dollar forward contracts in effect as of January 3, 2014 have durations of five to 15 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. At January 3, 2014, the unrealized loss, net of tax of $0.2 million, was $0.5 million. At September 27, 2013, the unrealized loss, net of tax, was not material. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to hedge ineffectiveness in the three months ended January 3, 2014 and December 28, 2012.

As of January 3, 2014, the Company had entered into Canadian dollar forward contracts for approximately $32.0 million (Canadian dollars), or approximately 77% of estimated Canadian dollar denominated expenses for January 2014 through September 2014, at an average rate of approximately 0.95 U.S. dollars to one Canadian dollar.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at January 3, 2014 and September 27, 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	January 3, 2014	September 27, 2013	Balance Sheet Location	January 3, 2014	September 27, 2013
Derivatives designated as hedging instruments
Forward contracts	Prepaid and other current assets	$—	$444	Accrued expenses	$377	$236
Total derivatives designated as hedging instruments		$—	$444		$377	$236

As of January 3, 2014 and September 27, 2013, all of the Company’s derivative instruments were classified as hedging instruments. The Company’s derivative assets and liabilities are reported on a gross basis in the condensed consolidated balance sheets. None of these derivative instruments are subject to master netting arrangements with the Company’s derivative counterparties that would allow for net settlement.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of comprehensive income for the periods of fiscal years 2014 and 2013 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended
	January 3, 2014	December 28, 2012
Forward contracts	$(1,004)	$(490)
Total	$(1,004)	$(490)

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended
		January 3, 2014	December 28, 2012
Forward contracts	Cost of sales	$(237)	$119
	Research and development	(43)	7
	Selling and marketing	(19)	3
	General and administrative	(23)	4
Total		$(322)	$133

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)
		Three Months Ended
		January 3, 2014	December 28, 2012
Forward contracts	General and administrative(a)	$91	$82
Total		$91	$82

(a) The amount recognized in income for each period presented represents a gain related to the amount excluded from the assessment of hedge effectiveness.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

8.	Commitments and Contingencies

     Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at January 3, 2014 were as follows:

Fiscal Year	Operating Leases
2014 (remaining nine months)	2,008
2015	1,841
2016	1,429
2017	1,119
2018	780
Thereafter	2,344
$9,521

Real estate taxes, insurance and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $0.9 million and $0.8 million for the three months ended January 3, 2014 and December 28, 2012, respectively. Assets subject to capital leases at January 3, 2014 and September 27, 2013 were not material.

Contingencies: From time to time, the Company may be subject to claims that arise in the ordinary course of business. In the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows if unfavorably resolved.

9.	Related-party Transactions

A former major stockholder of the Company’s newly acquired Radant was retained by the Company to serve as president of the division (the “Radant president”). In connection with, and as part of the consideration for, the Radant acquisition, the Company will be obligated to make a maximum of $10.0 million to the former stockholders of Radant including the Radant president and certain of his relatives in potential additional payments if certain financial targets are achieved over the two years following the acquisition (see Notes 3 and 5). Also in connection with the acquisition, the Company has entered into a lease agreement for a property in Stow, Massachusetts, that contains a manufacturing plant and office facilities owned by a company controlled by the Radant president. The Company records rent expense for the Stow lease on an arm’s length basis. The Company recorded a rent expense for such lease of $0.1 million for the three months ended January 3, 2014.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

10.	Income Taxes

The condensed consolidated statements of comprehensive income reflect the following income tax expense:

	Three Months Ended
	January 3, 2014	December 28, 2012
Income before income taxes	$6,517	$2,453
Income tax expense	$3,373	$1,002
Effective income tax rate	51.8%	40.8%

The Company’s 51.8% effective tax rate for the three months ended January 3, 2014 differs from the federal statutory rate of 35.0% primarily due to discrete income tax expenses associated with Radant non-deductible acquisition expenses and a change in state deferred tax liabilities due to an increase in the blended state tax rate with the inclusion of Radant. The Company’s 40.8% effective tax rate for the three months ended December 28, 2012 differs from the federal statutory rate of 35.0% primarily due to foreign earnings that are subject to U.S. federal income tax.

The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada and California, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2009. The Company’s Canadian subsidiary is no longer subject to examination by the taxing authorities for fiscal years prior to 2003. The Company has income tax audits in progress in several jurisdictions in which it operates, including an audit by the Canada Revenue Agency (“CRA”) for fiscal years 2010 and 2011 and California for years 2004 through 2007.
The total liability for gross unrecognized tax benefits of $7.7 million at January 3, 2014 comprised unrecognized tax benefits of $6.3 million and interest and penalties of $1.4 million. The total liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The Company’s policy is to classify interest, foreign exchange rate changes and penalties, if any, on unrecognized tax benefits as components of income tax expense.

11.	Accumulated Other Comprehensive (Loss) Income

The following table provides the components of accumulated other comprehensive (loss) income in the condensed consolidated balance sheets:

	January 3, 2014	September 27, 2013
Unrealized loss on cash flow hedges, net of tax of $173 and $2, respectively	$(519)	$(8)
Unrealized actuarial gain and prior service credit for pension liability, net of tax of $47 and $47, respectively	94	94
Accumulated other comprehensive (loss) income	$(425)	$86

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table provides changes in accumulated other comprehensive (loss) income, net of tax, reported in the Company’s condensed consolidated balance sheets for the three months ended January 3, 2014 and December 28, 2012 (amounts in parentheses indicate debits):

	Three Months Ended
	January 3, 2014			December 28, 2012
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(8)	$94	$86	$787	$(338)	$449
Other comprehensive loss before reclassifications	(753)	—	(753)	(364)	—	(364)
Amounts reclassified from accumulated other comprehensive income or loss	242	—	242	(99)	—	(99)
Net current-period other comprehensive loss	(511)	—	(511)	(463)	—	(463)
Balance at end of period	$(519)	$94	$(425)	$324	$(338)	$(14)

Gross amount reclassified from accumulated other comprehensive (loss) income and the corresponding amount of tax relating to gains and losses on cash flow hedges were $0.3 million (loss) and $0.1 million, respectively, for the three months ended January 3, 2014, and $0.1 million (gain) and $34,000, respectively, for the three months ended December 28, 2012. See Note 7, Derivatives Instruments and Hedging Activities, for additional disclosures about reclassifications out of accumulated other comprehensive (loss) income and their corresponding effects on the respective line items in the condensed consolidated statements of comprehensive income.

12.	Segments, Geographic and Customer Information

The Company’s reportable segments are RF (“radio frequency”) products (formerly “electron devices”) and satcom equipment. With the Company’s recent acquisitions and broadening of its product offerings through internal development, the Company concluded that it is more inclusive, suitable and accurate to refer to the segment previously described as “electron devices” as “RF products.” RF products is a broader term that encompasses all classes of electron devices and more appropriately describes the broader nature of the Company’s current complementary product offerings in the radio frequency field.

The Company’s reportable segments are differentiated based on their underlying profitability and economic performance. The RF products segment is made up of five divisions, including the Company’s newly acquired operations of Radant, that have been aggregated based on the similarity of their economic characteristics as measured by EBITDA, and the similarity of their products and services, production processes, types of customers and distribution methods, and the nature of their regulatory environments. The satcom equipment segment consists of one division. The Company’s analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company’s chief operating decision maker (“CODM”), its chief executive officer, and is based on the nature of the Company’s operations and products offered to customers.

The RF products segment develops, manufactures and distributes high-power/high-frequency microwave and RF signal components and structures. These products are used in the communications, radar, electronic warfare, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the RF products will be located. These products are distributed through the Company’s direct sales force, independent sales representatives and distributors.

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

Amounts not reported as RF products or satcom equipment are reported as “other.” Other includes the activities of the Company’s Malibu Division and unallocated corporate expenses, such as business combination-related expenses, share-based compensation expense and certain non-recurring or unusual expenses. The Malibu Division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAVs”) and shipboard systems.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended
	January 3, 2014	December 28, 2012
Sales from external customers
RF products	$87,826	$72,335
Satcom equipment	25,513	20,604
Other	10,540	4,622
	$123,879	$97,561
Intersegment product transfers
RF products	$6,497	$5,468
Satcom equipment	8	33
	$6,505	$5,501
Capital expenditures[a]
RF products	$1,360	$1,359
Satcom equipment	57	37
Other	149	207
	$1,566	$1,603
EBITDA
RF products	$19,561	$15,316
Satcom equipment	2,460	2,927
Other	(1,794)	(3,044)
	$20,227	$15,199

[a] Capital expenditures incurred on an accrual basis.

	January 3, 2014	September 27, 2013
Total assets
RF products	$526,111	$473,032
Satcom equipment	115,731	116,835
Other	112,838	148,504
	$754,680	$738,371

The increase in RF products total assets primarily reflects assets derived from Radant, which was acquired by the Company in October 2013 (Note 3).

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

	Three Months Ended
	January 3, 2014	December 28, 2012
Operating income
RF products	$17,267	$13,185
Satcom equipment	2,145	2,656
Other	(5,636)	(6,527)
	$13,776	$9,314

The following table reconciles net income to EBITDA:

	Three Months Ended
	January 3, 2014	December 28, 2012
Net income	$3,144	$1,451
Depreciation and amortization	6,451	5,885
Interest expense, net	7,259	6,861
Income tax expense	3,373	1,002
EBITDA	$20,227	$15,199

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

13.Supplemental Guarantors Condensed Consolidating Financial Information

The tables that follow reflect the supplemental guarantor financial information associated with CPII’s 8% Notes issued on February 11, 2011. The 8% Notes are guaranteed by Parent and, subject to certain exceptions, each of Parent’s existing and future domestic restricted subsidiaries (other than CPII) on a senior unsecured basis. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly owned and have fully and unconditionally guaranteed the 8% Notes on a joint and several basis and (ii) CPII’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the guarantor subsidiaries (all of the domestic subsidiaries), (b) the non-guarantor subsidiaries, (c) the consolidating elimination entries, and (d) the consolidated totals. The accompanying consolidating financial information should be read in connection with the condensed consolidated financial statements of the Company.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 3, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$31,439	$6,076	$—	$37,515
Restricted cash	—	—	2,886	93	—	2,979
Accounts receivable, net	—	—	28,723	16,598	—	45,321
Inventories	—	—	76,340	26,657	(548)	102,449
Deferred tax assets	—	—	14,586	485	—	15,071
Intercompany receivable	—	—	57,066	6,152	(63,218)	—
Prepaid and other current assets	1	13	2,591	3,522	208	6,335
Total current assets	1	13	213,631	59,583	(63,558)	209,670
Property, plant and equipment, net	—	—	63,644	15,809	—	79,453
Deferred debt issue costs, net	—	9,135	—	—	—	9,135
Intangible assets, net	—	—	175,500	82,602	—	258,102
Goodwill	—	—	109,149	88,153	—	197,302
Other long-term assets	—	—	1,018	—	—	1,018
Investment in subsidiaries	211,330	583,880	17,215	—	(812,425)	—
Total assets	$211,331	$593,028	$580,157	$246,147	$(875,983)	$754,680
Liabilities and stockholders’ equity
Accounts payable	$—	$—	$15,329	$11,793	$—	$27,122
Accrued expenses	695	6,855	20,548	6,221	3	34,322
Product warranty	—	—	2,676	2,016	—	4,692
Income taxes payable	—	—	513	113	—	626
Advance payments from customers	—	—	12,125	3,726	—	15,851
Intercompany payable	—	1,401	885	—	(2,286)	—
Total current liabilities	695	8,256	52,076	23,869	(2,283)	82,613
Deferred income taxes, non-current	—	—	74,947	22,515	—	97,462
Long-term debt, less current portion	—	353,263	—	—	—	353,263
Other long-term liabilities	—	—	10,278	428	—	10,706
Total liabilities	695	361,519	137,301	46,812	(2,283)	544,044
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	375,843	182,799	(769,742)	—
Equity investment in subsidiary	(425)	(425)	9,377	—	(8,527)	—
Additional paid-in capital	199,826	—	—	—	—	199,826
Accumulated other comprehensive loss	—	—	—	(425)	—	(425)
Retained earnings	11,235	20,834	57,636	16,961	(95,431)	11,235
Total stockholders’ equity	210,636	231,509	442,856	199,335	(873,700)	210,636
Total liabilities and stockholders’ equity	$211,331	$593,028	$580,157	$246,147	$(875,983)	$754,680

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 27, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$61,387	$5,664	$—	$67,051
Restricted cash	—	—	2,468	103	—	2,571
Accounts receivable, net	—	—	33,456	18,704	—	52,160
Inventories	—	—	67,352	23,095	(615)	89,832
Deferred tax assets	—	—	13,172	314	—	13,486
Intercompany receivable	—	—	59,763	13,316	(73,079)	—
Prepaid and other current assets	2	41	4,290	2,501	234	7,068
Total current assets	2	41	241,888	63,697	(73,460)	232,168
Property, plant and equipment, net	—	—	60,191	16,142	—	76,333
Deferred debt issue costs, net	—	9,713	—	—	—	9,713
Intangible assets, net	—	—	155,874	83,621	—	239,495
Goodwill	—	—	91,574	88,153	—	179,727
Other long-term assets	—	—	935	—	—	935
Investment in subsidiaries	208,929	581,545	17,163	—	(807,637)	—
Total assets	$208,931	$591,299	$567,625	$251,613	$(881,097)	$738,371
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$5,500	$—	$—	$—	$5,500
Accounts payable	—	—	15,601	11,141	—	26,742
Accrued expenses	1,179	2,724	17,144	6,303	(2)	27,348
Product warranty	—	—	2,646	2,060	—	4,706
Income taxes payable	—	—	49	49	—	98
Advance payments from customers	—	—	14,308	3,688	—	17,996
Intercompany payable	—	1,401	8,387	—	(9,788)	—
Total current liabilities	1,179	9,625	58,135	23,241	(9,790)	82,390
Deferred income taxes, non-current	—	—	66,420	22,758	—	89,178
Long-term debt, less current portion	—	353,233	—	—	—	353,233
Other long-term liabilities	—	—	5,394	424	—	5,818
Total liabilities	1,179	362,858	129,949	46,423	(9,790)	530,619
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	375,639	191,752	(778,491)	—
Equity investment in subsidiary	86	86	9,377	—	(9,549)	—
Additional paid-in capital	199,575	—	—	—	—	199,575
Accumulated other comprehensive income	—	—	—	86	—	86
Retained earnings	8,091	17,255	52,660	13,352	(83,267)	8,091
Total stockholders’ equity	207,752	228,441	437,676	205,190	(871,307)	207,752
Total liabilities and stockholders’ equity	$208,931	$591,299	$567,625	$251,613	$(881,097)	$738,371

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended January 3, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$91,681	$49,337	$(17,139)	$123,879
Cost of sales	—	—	69,860	37,453	(16,841)	90,472
Gross profit	—	—	21,821	11,884	(298)	33,407
Operating costs and expenses:
Research and development	—	—	1,337	2,472	—	3,809
Selling and marketing	—	—	3,352	2,953	(368)	5,937
General and administrative	701	237	4,904	1,191	3	7,036
Amortization of acquisition-related intangible assets	—	—	1,830	1,019	—	2,849
Total operating costs and expenses	701	237	11,423	7,635	(365)	19,631
Operating (loss) income	(701)	(237)	10,398	4,249	67	13,776
Interest expense (income), net	—	7,257	3	(1)	—	7,259
(Loss) income before income tax expense and equity in income of subsidiaries	(701)	(7,494)	10,395	4,250	67	6,517
Income tax (benefit) expense	(266)	(2,843)	5,815	641	26	3,373
Equity in income of subsidiaries	3,579	8,230	396	—	(12,205)	—
Net income	3,144	3,579	4,976	3,609	(12,164)	3,144
Equity in other comprehensive loss of subsidiaries, net of tax	(511)	(511)	—	—	1,022	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(511)	—	(511)
Total other comprehensive loss, net of tax	—	—	—	(511)	—	(511)
Comprehensive income	$2,633	$3,068	$4,976	$3,098	$(11,142)	$2,633

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended January 3, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$13,976	$629	$14,605
Cash flows from investing activities
Capital expenditures	—	—	(1,429)	(217)	(1,646)
Acquisition, net of cash acquired	—	—	(36,995)	—	(36,995)
Net cash used in investing activities	—	—	(38,424)	(217)	(38,641)
Cash flows from financing activities
Intercompany funding	—	5,500	(5,500)	—	—
Repayment of borrowings under CPII’s term loan facility	—	(5,500)	—	—	(5,500)
Net cash used in financing activities	—	—	(5,500)	—	(5,500)
Net (decrease) increase in cash and cash equivalents	—	—	(29,948)	412	(29,536)
Cash and cash equivalents at beginning of period	—	—	61,387	5,664	67,051
Cash and cash equivalents at end of period	$—	$—	$31,439	$6,076	$37,515

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 28, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$—	$13,668	$(1,323)	$12,345
Cash flows from investing activities
Capital expenditures	—	—	(1,129)	(474)	(1,603)
Net cash used in investing activities	—	—	(1,129)	(474)	(1,603)
Cash flows from financing activities
Intercompany funding	—	3,200	(3,200)	—	—
Repayment of borrowings under CPII’s term loan facility	—	(3,200)	—	—	(3,200)
Net cash used in financing activities	—	—	(3,200)	—	(3,200)
Net increase (decrease) in cash and cash equivalents	—	—	9,339	(1,797)	7,542
Cash and cash equivalents at beginning of period	—	—	34,042	8,964	43,006
Cash and cash equivalents at end of period	$—	$—	$43,381	$7,167	$50,548

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2014 and 2013 comprise the 53- and 52-week periods ending October 3, 2014 and September 27, 2013, respectively. The three months ended January 3, 2014 and December 28, 2012 include 14 and 13 weeks, respectively. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

Overview

CPI International Holding Corp., headquartered in Palo Alto, California, is the parent company of CPI International, Inc. (“CPII”), which in turn is a parent company of Communications & Power Industries LLC (“CPI”) and Communications & Power Industries Canada Inc. (“CPI Canada”). CPI and CPI Canada together are a provider of microwave, radio frequency (“RF”), power and control solutions for critical defense, communications, medical, scientific and other applications. CPI develops, manufactures and distributes products used to generate, amplify, transmit and receive high-power/high-frequency microwave and RF signals and/or provide power and control for various applications. End-use applications of these systems include the transmission of radar signals for navigation and location; transmission of deception signals for electronic countermeasures; transmission and amplification of voice, data and video signals for broadcasting, Internet and other types of commercial and military communications; providing power and control for medical diagnostic imaging; and generating microwave energy for radiation therapy in the treatment of cancer and for various industrial and scientific applications.

On October 1, 2013, we completed our purchase of the outstanding stock of Radant Technologies, Inc. (“Radant”), a Massachusetts corporation, for a payment of approximately $37.0 million in cash consideration, net of $0.6 million cash acquired, subject to post-closing adjustments based on a determination of Radant’s final closing net working capital. A maximum of $10.0 million in potential additional payments may be payable if certain financial targets are achieved over the next two years. Radant designs, manufactures and tests advanced composite radomes, reflector antennas and structures for defense aerospace and naval applications as well as commercial aerospace applications. The acquisition of Radant provides us with advanced technology and specialized products for radar, electronic warfare and communications applications that complement and extend our broad portfolio of microwave, RF, power and control solutions for these and other critical applications. See Note 3, Business Combinations, to the accompanying condensed consolidated financial statements for more information about the Radant acquisition.

On June 25, 2013, we completed our acquisition of certain assets of M C L, Inc. (“MCL”), an Illinois corporation that manufactures power amplifier products and systems for the satellite communications market and a wholly owned subsidiary of MITEQ, Inc., for a payment of $6.0 million in cash. The acquisition was made to support our strategic growth. MCL has been integrated into our Satcom Division as a part of the satcom equipment operating segment.

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

Our orders by market for the three months ended January 3, 2014, which included 14 weeks, and December 28, 2012, which included 13 weeks, are summarized as follows (dollars in millions):

	Three Months Ended
	January 3, 2014		December 28, 2012		(Decrease) Increase
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$55.2	45%	$55.3	40%	$(0.1)	—%
Medical	17.0	14	14.9	11	2.1	14
Communications	39.5	33	59.1	43	(19.6)	(33)
Industrial	7.8	6	5.6	4	2.2	39
Scientific	1.9	2	3.0	2	(1.1)	(37)
Total	$121.4	100%	$137.9	100%	$(16.5)	(12)%

Orders of $121.4 million for the three months ended January 3, 2014 were $16.5 million, or approximately 12%, lower than orders of $137.9 million for the three months ended December 28, 2012. Our Radant operations, which resulted from our acquisition of Radant in October 2013, contributed approximately $13 million in orders for the three months ended January 3, 2014. Explanations for the order increase or decrease by market for the three months ended January 3, 2014 compared to the three months ended December 28, 2012 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets were essentially unchanged. Increased demand for products to support various domestic radar systems, including Aegis radar systems, was offset by decreased demand for certain electronic warfare programs. Our radar and electronic warfare orders in the three months ended January 3, 2014 included orders for products from our Radant operations.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 14% increase in medical orders resulted principally from increases in demand for products to support radiation therapy applications. Partially offsetting this increase, demand for products to support x-ray imaging applications decreased as a result of the absence of periodic x-ray imaging programs in Russia in the three months ended January 3, 2014; demand for products to support MRI applications decreased as well.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 33% decrease in communications orders was primarily the result of a multi-year order totaling more than $25 million for military communications applications that our Malibu Division received in the three months ended December 28, 2012; this order for advanced tactical common data link (“TCDL”) antenna products was not expected to, and did not, repeat in the three months ended January 3, 2014. Partially offsetting this decrease, our communications orders in the three months ended January 3, 2014 included orders for products from our Radant operations.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $2.2 million increase in industrial orders was due to an increase in demand for products to support industrial testing and heating applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.1 million decrease in scientific orders was due to a decrease in orders to support a foreign accelerator program for which orders were not expected to, and did not, repeat in the three months ended January 3, 2014. This decrease was partially offset by an increase in orders to support a domestic accelerator program.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of January 3, 2014, we had an order backlog of $362.3 million, compared to an order backlog of $282.5 million as of December 28, 2012. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

Results of Operations

We derive our revenue primarily from the sale of microwave and RF products, including high-power microwave amplifiers, satellite communications amplifiers, medical x-ray imaging subsystems and other related products.

Cost of goods sold generally includes costs for raw materials, manufacturing costs, including allocation of overhead and other indirect costs, charges for reserves for excess and obsolete inventory, warranty claims, losses on fixed price contracts and, normally upon a business combination, utilization of the net increase in cost basis of acquired inventory. Operating expenses generally consist of research and development, selling and marketing and general and administrative expenses.

The three months ended January 3, 2014 consisted of 14 weeks, compared to 13 weeks for the three months ended December 28, 2012. This additional week in the first quarter of fiscal year 2014 contributed partially to an increase in each of our sales, cost of sales and operating and other expenses for the period.

We believe that our acquisitions of Radant in October 2013 and MCL in June 2013 resulted, and will continue to result, in certain benefits, including certain cost savings, broader market opportunities, product innovations and operational efficiencies. However, both acquisitions also increased, and will continue to increase, certain of our noncash expenses. Based on preliminary estimates of the fair value of assets acquired, the noncash expenses (on pretax basis) related to the acquisition of Radant include: (1) a $1.6 million charge in the first quarter of fiscal year 2014 for the utilization of the net increase in cost basis of inventory, and (2) a higher depreciation and amortization expense as a result of the additional intangibles and property, plant and equipment, which is expected to be approximately $3.2 million for each of the first three fiscal years following the date of the acquisition and approximately $2.0 million annually thereafter until the said assets are fully amortized or depreciated. The noncash expenses (on pretax basis) related to the acquisition of MCL include: (1) a $0.1 million charge in the fourth quarter of fiscal year 2013 for the utilization of the net increase in cost basis of inventory, and (2) a higher depreciation and amortization expense as a result of the additional intangibles and property, plant and equipment of approximately $0.4 million for the first fiscal year following the date of the acquisition and $0.3 million annually thereafter until the said assets are fully amortized.

Three Months Ended January 3, 2014 Compared to Three Months Ended December 28, 2012
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				Increase
	January 3, 2014		December 28, 2012
	Amount	% of Sales	Amount	% of Sales	Amount
Sales	$123.9	100.0%	$97.6	100.0%	$26.3
Cost of sales (a)	90.5	73.0	70.6	72.3	19.9
Gross profit	33.4	27.0	27.0	27.7	6.4
Research and development	3.8	3.1	3.4	3.5	0.4
Selling and marketing	5.9	4.8	5.4	5.5	0.5
General and administrative	7.0	5.6	6.2	6.4	0.8
Amortization of acquisition-related intangibles	2.8	2.3	2.7	2.8	0.1
Operating income	13.8	11.1	9.3	9.5	4.5
Interest expense, net	7.3	5.9	6.9	7.1	0.4
Income before taxes	6.5	5.2	2.5	2.6	4.0
Income tax expense	3.4	2.7	1.0	1.0	2.4
Net income	$3.1	2.5%	$1.5	1.5%	$1.6
Other Data:
EBITDA (b)	$20.2	16.3%	$15.2	15.6%	$5.0

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for the three months ended January 3, 2014 and December 28, 2012 includes $1.6 million and $0.3 million, respectively, of utilization of the net increase in cost basis of inventory that resulted from purchase accounting.

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

Sales: Our sales by market for the three months ended January 3, 2014, which included 14 weeks, and December 28, 2012, which included 13 weeks, are summarized as follows (dollars in millions):

	Three Months Ended
	January 3, 2014		December 28, 2012		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$45.2	37%	$34.8	36%	$10.4	30%
Medical	20.1	16	21.8	22	(1.7)	(8)
Communications	50.7	41	32.6	33	18.1	56
Industrial	5.4	4	4.5	5	0.9	20
Scientific	2.5	2	3.9	4	(1.4)	(36)
Total	$123.9	100%	$97.6	100%	$26.3	27%

Sales of $123.9 million for the three months ended January 3, 2014 were $26.3 million, or approximately 27%, higher than sales of $97.6 million for the three months ended December 28, 2012. Our Radant operations contributed approximately $10 million in sales for the three months ended January 3, 2014. Explanations for the sales increase or decrease by market for the three months ended January 3, 2014 as compared to the three months ended December 28, 2012 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets increased 30% due to the inclusion of sales of products from our Radant operations and higher sales of products to support U.S. radar and electronic countermeasures systems, particularly Aegis radar systems.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 8% decrease in sales of our medical products in the three months ended January 3, 2014 was primarily due to lower sales of products to support x-ray imaging applications as a result of the absence of periodic x-ray imaging programs in Russia in the three months ended January 3, 2014.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 56% increase in sales in the communications market was primarily due to higher sales of products to support military communications applications, including sales of advanced TCDL antenna products from our Malibu Division and products from our Radant operations. Sales of products to support certain commercial communications applications, including broadband data communications and direct-to-home broadcast applications, increased as well.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $0.9 million increase in sales of industrial products in the three months ended January 3, 2014 was primarily due to higher sales to support industrial heating and testing applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.4 million decrease in scientific sales was due to lower sales to support certain domestic and foreign accelerator programs.

Gross Profit. Gross profit was $33.4 million, or 27.0% of sales, for the three months ended January 3, 2014 as compared to $27.0 million, or 27.7% of sales, for the three months ended December 28, 2012. The $6.4 million increase in gross profit was primarily due to higher sales volume and a favorable mix of product shipments in the three months ended January 3, 2014, partially offset by a $1.6 million charge for utilization of the net increase in cost basis of inventory acquired from Radant.

Research and Development. Research and development expenses were $3.8 million, or 3.1% of sales, for the three months ended January 3, 2014 and $3.4 million, or 3.5% of sales, for the three months ended December 28, 2012. Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	January 3, 2014	December 28, 2012
Company sponsored	$3.8	$3.4
Customer sponsored, charged to cost of sales	2.4	2.9
	$6.2	$6.3

Customer sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products.
Selling and Marketing. Selling and marketing expenses were $5.9 million, or 4.8% of sales, for the three months ended January 3, 2014, and $5.4 million, or 5.5% of sales, for the three months ended December 28, 2012. The $0.5 million increase in selling and marketing expenses was primarily due to additional resources to support company growth.
General and Administrative. General and administrative expenses were $7.0 million, or 5.6% of sales, for the three months ended January 3, 2014, and $6.2 million, or 6.4% of sales, for the three months ended December 28, 2012. The $0.8 million increase in general and administrative expenses was primarily due to higher ongoing expenses resulting from the inclusion of Radant operations and the additional week in the three months ended January 3, 2014.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.8 million for the three months ended January 3, 2014 and $2.7 million for the three months ended December 28, 2012. The $0.1 million increase in amortization of acquisition-related intangibles was primarily due to amortization of Radant intangibles for the three months ended January 3, 2014, partially offset by completion in the second quarter of fiscal year 2013 of backlog amortization from the Veritas acquisition.
Interest Expense, Net (“Interest Expense”). Interest expense was $7.3 million, or 5.9% of sales, for the three months ended January 3, 2014 and $6.9 million, or 7.1% of sales, for the three months ended December 28, 2012. The increase in interest expense was primarily due to the additional week in the three months ended January 3, 2014.
Income Tax Expense. We recorded income tax expense of $3.4 million for the three months ended January 3, 2014 and income tax expense of $1.0 million for the three months ended December 28, 2012. The effective income tax rate for the three months ended January 3, 2014 was 52%, and the effective income tax rate for the three months ended December 28, 2012 was 41%. The 52% effective income tax rate for the three months ended January 3, 2014 was higher than our estimated annual effective income tax rate of 38% for fiscal year 2014 primarily due to a discrete income tax expense for non-deductible acquisition expenses and a discrete income tax expense from an increase in deferred tax liabilities due to an increase in the combined U.S. state income tax rate resulting from the Radant acquisition. The 41% effective income tax rate for the three months ended December 28, 2012 was higher than our annual effective income tax rate primarily due to undistributed earnings of our Canadian subsidiary.
Net Income. Net income was $3.1 million, or 2.5% of sales, for the three months ended January 3, 2014 as compared to net income of $1.5 million, or 1.5% of sales, for the three months ended December 28, 2012. The $1.6 million increase in net income was primarily due to higher gross profit due to higher sales volume and the favorable net impact of the additional week in the three months ended January 3, 2014. The increase in net income was partially offset by an increase in income tax expense, a $1.6 million charge for utilization of the net increase in cost basis of inventory acquired from Radant and higher operating expenses resulting from the inclusion of Radant in the three months ended January 3, 2014.
EBITDA. EBITDA was $20.2 million, or 16.3% of sales, for the three months ended January 3, 2014 as compared to $15.2 million, or 15.6% of sales, for the three months ended December 28, 2012. The $5.0 million increase in EBITDA was primarily due to higher gross profit due to higher sales volume and the favorable net impact of the additional week in the three months ended January 3, 2014. The increase in EBITDA was partially offset by a $1.6 million charge for utilization of the net increase in cost basis of inventory acquired from Radant and higher operating expenses resulting from the inclusion of Radant in the three months ended January 3, 2014.

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

On October 1, 2013, we purchased the outstanding stock of Radant for a payment of approximately $37.0 million in cash consideration, net of $0.6 million cash acquired, subject to post-closing adjustments based on a determination of Radant’s final closing net working capital. We may be required to pay the previous owners of Radant future consideration of up to $10.0 million contingent upon the achievement of certain financial targets over the next two years.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	January 3, 2014	September 27, 2013
Cash and cash equivalents	$37.5	$67.1
Working capital	$127.1	$149.8

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $3.0 million as of January 3, 2014, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of January 3, 2014, excluding approximately $3.9 million of outstanding letters of credit, our total indebtedness was $353.7 million before unamortized original issue discount of $0.4 million. We also had an additional $26.1 million available for borrowing under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. For the three months ended January 3, 2014, our interest expense exclusive of debt issue costs and discount amortization was $6.7 million, and our cash interest paid was $2.0 million.

As of January 3, 2014 and September 27, 2013, we were in compliance with the covenants under the agreements governing our senior credit facilities and the indentures governing our senior notes. Currently, our most significant debt covenants require us to maintain a maximum leverage ratio of 5.25:1 and a minimum cash interest ratio of 2.00:1. As of January 3, 2014, our leverage ratio was approximately 4.2:1 and our cash interest ratio was approximately 3.1:1.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Three Months Ended
	January 3, 2014	December 28, 2012
Net cash provided by operating activities	$14.6	$12.3
Net cash used in investing activities	(38.6)	(1.6)
Net cash used in financing activities	(5.5)	(3.2)
Net (decrease) increase in cash and cash equivalents	$(29.5)	$7.5

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $14.6 million in the three months ended January 3, 2014 was attributable to net income of $3.1 million; depreciation, amortization and other non-cash charges of $8.5 million; and net cash provided by working capital of $3.0 million. The primary source of cash for working capital during the three months ended January 3, 2014 was a decrease in accounts receivable resulting from improved collection efforts, partially offset by (1) an increase in inventories in anticipation of fulfilling certain customer orders, and (2) a decrease in advance payments from customers and accrued expenses primarily due to a decrease in contract advances and deferred revenue assumed from the Radant acquisition effected by product shipments on related sales contracts.

Net cash provided by operating activities of $12.3 million in the three months ended December 28, 2012 was attributable to net income of $1.5 million; depreciation, amortization and other non-cash charges of $6.5 million; and net cash provided by working capital of $4.3 million. The primary working capital sources of cash in the three months ended December 28, 2012 were a decrease in accounts receivable and an increase in accrued expenses. Accounts receivable decreased primarily due to decreased sales volume during the first quarter of fiscal year 2013 as compared to the sales volume during the fourth quarter of fiscal year 2012. Accrued expenses increased primarily due to the timing difference in payment of interest on our debt. The aforementioned working capital sources of cash were partially offset by an increase in inventories in anticipation of fulfilling certain customer orders.

Investing Activities

Investing activities for the three months ended January 3, 2014 comprised payment of $37.0 million made for the purchase of the outstanding stock of Radant and capital expenditures of $1.6 million. Investing activities for the three months ended December 28, 2012 comprised capital expenditures of $1.6 million.

Financing Activities

Financing activities for the three months ended January 3, 2014 and December 28, 2012 comprised repayment of borrowings under CPII’s term loan facility of $5.5 million and $3.2 million, respectively.

Contractual Obligations

The following table summarizes our significant contractual obligations as of January 3, 2014 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2014 (remaining nine months)	2015-2016	2017-2018	Thereafter
Operating leases	$9,521	$2,008	$3,270	$1,899	$2,344
Purchase commitments	47,804	42,240	5,564	—	—
Debt obligations	353,675	—	—	353,675	—
Interest on debt obligations	100,551	22,848	49,193	28,510	—
Uncertain tax positions, including interest	3,164	3,164	—	—	—
Total cash obligations	$514,715	$70,260	$58,027	$384,084	$2,344
Standby letters of credit	$3,917	$3,917

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates and that interest rates in effect on January 3, 2014 remain constant for future periods. The remaining mandatory quarterly repayments of our senior credit facilities have been removed from the table above due to ECF prepayments made during the first quarter of fiscal years 2013 and 2014. The above table does not reflect future ECF or other optional prepayments, if any, that may be required under the Senior Credit Facilities. The above table also excludes the contingent additional consideration relating to the Radant acquisition.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the timing of payments and actual amounts paid may be different.

As of January 3, 2014, there were no material changes to our other contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 filed with Securities and Exchange Commission.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for the three months ended January 3, 2014 were $1.6 million. For fiscal year 2014, ongoing capital expenditures are expected to be approximately $7.5 to $8.5 million and to be funded by cash flows from operating activities.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Critical Accounting Policies and Estimates

Our Critical Accounting Policies and Estimates have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended September 27, 2013.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of January 3, 2014, we had fixed-rate senior notes of $215.0 million due in 2018, bearing interest at 8% per year, and a variable–rate term loan of $138.3 million (net of $0.4 million unamortized original issue discount) under our senior secured credit facilities due in 2017. Our variable rate debt is subject to changes in the LIBOR rate. As of January 3, 2014, the variable interest rate on the term loan under the senior secured credit facilities was 5.0%.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At January 3, 2014, the fair value of foreign currency forward contracts was a short-term liability of $0.4 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. At January 3, 2014, the unrealized loss, net of tax of $0.2 million, was $0.5 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to anticipated transactions failing to occur for the three months ended January 3, 2014.

As of January 3, 2014, we had entered into Canadian dollar forward contracts for approximately $32.0 million (Canadian dollars), or approximately 77% of estimated Canadian dollar denominated expenses for January 2014 through September 2014, at an average rate of approximately 0.95 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

Item 4.    Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of, that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms.

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below with respect to our new operations resulting from the acquisition of Radant Technologies, Inc. (“Radant”).

In making the assessment of disclosure controls and procedures and of changes in our internal control over financial reporting as of the date of the evaluation, our management has excluded the operations of Radant. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation in the year following the acquisition. We are currently assessing the control environment of this acquired business. Radant’s sales constitute approximately 8% of our sales for the period covered by this report, and Radant’s assets constitute approximately 7% of our total assets as of the end of such period.

Part II:  OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 27, 2013. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2013 Form 10-K.

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

CPI INTERNATIONAL HOLDING CORP.

Dated:	February 12, 2014	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)