Form 10-Q
period 2014-04-04
CPI International Holding Corp.
filed 2014-05-13
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2014
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
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of May 13, 2014, 1,110 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	April 4, 2014	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$41,769	$67,051
Restricted cash	2,859	2,571
Accounts receivable, net	51,639	52,160
Inventories	102,073	89,832
Deferred tax assets	15,291	13,486
Prepaid and other current assets	4,582	7,068
Total current assets	218,213	232,168
Property, plant, and equipment, net	77,739	76,333
Deferred debt issue costs, net	8,502	9,713
Intangible assets, net	255,230	239,495
Goodwill	196,386	179,727
Other long-term assets	1,069	935
Total assets	$757,139	$738,371

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$3,100	$5,500
Accounts payable	26,752	26,742
Accrued expenses	30,598	27,348
Product warranty	4,790	4,706
Income taxes payable	74	98
Advance payments from customers	17,409	17,996
Total current liabilities	82,723	82,390
Deferred income taxes, non-current	96,848	89,178
Long-term debt, less current portion	350,200	353,233
Other long-term liabilities	11,162	5,818
Total liabilities	540,933	530,619
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	200,076	199,575
Accumulated other comprehensive (loss) income	(1,002)	86
Retained earnings	17,132	8,091
Total stockholders’ equity	216,206	207,752
Total liabilities and stockholders’ equity	$757,139	$738,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands – unaudited)

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Sales	$121,159	$102,219	$245,038	$199,780
Cost of sales, including $0, $0, $1,604 and $261 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	84,901	74,503	175,373	145,106
Gross profit	36,258	27,716	69,665	54,674
Operating costs and expenses:
Research and development	3,808	3,863	7,617	7,231
Selling and marketing	5,807	5,458	11,744	10,837
General and administrative	8,137	7,411	15,173	13,578
Amortization of acquisition-related intangible assets	2,629	2,342	5,478	5,072
Total operating costs and expenses	20,381	19,074	40,012	36,718
Operating income	15,877	8,642	29,653	17,956
Interest expense, net	6,863	6,853	14,122	13,714
Income before income taxes	9,014	1,789	15,531	4,242
Income tax expense	3,117	489	6,490	1,491
Net income	5,897	1,300	9,041	2,751

Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	(577)	(571)	(1,088)	(1,034)
Total other comprehensive loss, net of tax	(577)	(571)	(1,088)	(1,034)
Comprehensive income	$5,320	$729	$7,953	$1,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Six Months Ended
	April 4, 2014	March 29, 2013
Cash flows from operating activities
Net cash provided by operating activities	$20,251	$9,905

Cash flows from investing activities
Capital expenditures	(3,125)	(2,691)
Acquisition, net of cash acquired	(36,908)	—
Net cash used in investing activities	(40,033)	(2,691)

Cash flows from financing activities
Repayment of borrowings under CPII’s term loan facility	(5,500)	(3,200)
Net cash used in financing activities	(5,500)	(3,200)

Net (decrease) increase in cash and cash equivalents	(25,282)	4,014
Cash and cash equivalents at beginning of period	67,051	43,006
Cash and cash equivalents at end of period	$41,769	$47,020

Supplemental cash flow disclosures
Cash paid for interest	$12,431	$12,482
Cash paid for income taxes, net of refunds	$4,962	$517
Decrease in accrued capital expenditures	$239	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in thousands)

1.	The Company and a Summary of its Significant Accounting Policies

The Company

Unless the context requires otherwise, (i) “Holding LLC” refers to CPI International Holding LLC, (ii) “CPI International” or “Parent” refers to the issuer, CPI International Holding Corp., and (iii) “CPII” means CPI International, Inc. Holding LLC owns all of the outstanding common stock of CPI International, which in turn owns all of the outstanding common stock of CPII, which in turn owns all of the outstanding equity interests of Communications & Power Industries LLC (“CPI”) and Communications & Power Industries Canada Inc. (“CPI Canada”), CPI International’s main operating subsidiaries. The term “the Company” refers to CPI International and its direct and indirect subsidiaries on a consolidated basis. The Veritas Capital Fund IV, L.P. (“Veritas Capital”) and its affiliates and certain members of CPII’s management beneficially own shares of CPI International’s common stock indirectly through their holdings in Holding LLC. Holding LLC, CPI International and CPII are holding companies with no material assets or operations other than their respective direct or indirect equity interests in CPI and CPI Canada and activities related thereto.
The accompanying unaudited condensed consolidated financial statements represent the consolidated results and financial position of the Company. The Company develops, manufactures and distributes microwave and power grid electron devices, microwave amplifiers, modulators, antenna systems, advanced composite radomes and various other power supply equipment and devices. The Company has two reportable segments: RF (“radio frequency”) products (formerly “electron devices”) and satcom equipment (see Note 12, Segments, Geographic and Customer Information).

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2014 and 2013 comprise the 53- and 52-week periods ending October 3, 2014 and September 27, 2013, respectively. Each of the three months ended April 4, 2014 and March 29, 2013 includes 13 weeks. The six months ended April 4, 2014 and March 29, 2013 include 27 and 26 weeks, respectively. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of April 4, 2014 and for the three and six months ended April 4, 2014 and March 29, 2013 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013 filed with the Securities and Exchange Commission on December 10, 2013. The condensed consolidated balance sheet as of September 27, 2013 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended April 4, 2014 are not necessarily indicative of results to be expected for the full year.

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

In April 2014, the FASB issued an accounting standard update that changes the threshold and amends the requirements for reporting discontinued operations. Under the amended guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2016. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

3.	Business Combination

On October 1, 2013, the Company completed its purchase of the outstanding stock of Radant Technologies, Inc. (“Radant”), a Massachusetts corporation, for a payment of approximately $36.9 million in cash consideration, net of $0.6 million cash acquired. A maximum of $10.0 million in potential additional payments may be payable if certain financial targets are achieved by Radant over the two years following the date of acquisition. Radant designs, manufactures and tests advanced composite radomes, reflector antennas and structures for defense aerospace and naval applications as well as commercial aerospace applications. The acquisition of Radant provides the Company with advanced technology and specialized products for radar, electronic warfare and communications applications that complement and extend the Company’s broad portfolio of microwave, RF, power and control solutions for these and other critical applications. The results of Radant’s operations were included in the Company’s RF products segment and the Company’s consolidated results of operations beginning on the date of the acquisition.

The purchase of the outstanding stock of Radant (the “Radant acquisition”) constitutes a transaction or event in which an acquirer obtains control of one or more “businesses” or a “business combination” and, accordingly, the purchase is accounted for under the acquisition method of accounting, in which CPI is deemed to be the accounting acquirer. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. Any excess of the purchase price over the fair value of all assets acquired and liabilities assumed is recognized as goodwill.

The following table sets forth a preliminary allocation of the total purchase price as of April 4, 2014 to the assets acquired and the liabilities assumed and the resulting goodwill based on the preliminary estimates of fair value. This is a preliminary purchase price allocation, which was based upon valuation information and estimates and assumptions available at April 4, 2014, and, therefore, subject to adjustment on completion of the valuation process.

Purchase price	$37,499
Less: Fair value of assets acquired:
Net current assets	(6,978)
Property, plant and equipment	(4,925)
Identifiable intangible assets	(21,700)
Other long-term assets	(67)
(33,670)
Add: Fair value of liabilities assumed:
Contingent consideration liability	4,300
Long-term deferred tax liabilities	8,530
12,830

Goodwill	$16,659

Measurement period adjustments represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up to one year from the acquisition date. Measurement period adjustments to fair values during the three months ended April 4, 2014 include a decrease in deferred revenue of approximately $0.8 million, which, together with a $0.1 million adjustment to the cash consideration, resulted in a decrease in goodwill of $0.9 million. These measurement period adjustments did not have a significant impact on the Company's consolidated statements of income, balance sheets or cash flows in any period; the Company, therefore, has not retrospectively adjusted its financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The preliminary allocation of the purchase price above was based upon valuation information and estimates and assumptions available at April 4, 2014. The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to inventories, property, plant and equipment, identifiable intangible assets, deferred revenue, contingent consideration liability, tax-related items and the resulting goodwill adjustment. The Company expects to continue to obtain information to finalize these preliminary valuations during the measurement period, which ends during the Company’s fiscal quarter ending October 3, 2014.

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

In connection with the Radant acquisition, the Company incurred various costs totaling $0.1 million and $0.3 million that are included in general and administrative expenses in the condensed consolidated statements of comprehensive income for the three and six months ended April 4, 2014, respectively. These costs, which the Company expensed as incurred, consist of professional fees payable to financial and legal advisors.

The following unaudited supplemental pro forma results of operations are presented as though the Radant acquisition had occurred as of the beginning of the earliest period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets. The supplemental pro forma results of operations exclude the impact of certain charges that have resulted from or were in connection with the acquisition, including, (i) the utilization of the net increase in the cost basis of inventory, (ii) amortization of backlog, (iii) certain discrete tax expenses, and (iv) expenses in connection with the acquisition. Each of the pro forma adjustments reflected in the supplemental pro forma results of operations are individually immaterial to each period presented, other than the $1.6 million added back to pro forma net income for the six months ended April 4, 2014, representing the utilization of the net increase in the cost basis of inventory. The supplemental pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the earliest period presented, nor are they necessarily indicative of future operating results.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Sales	$121,159	$109,915	$245,038	$214,274
Net income	$6,050	$1,208	$11,382	$2,725

4.	Supplemental Financial Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts as follows:

	April 4, 2014	September 27, 2013
Accounts receivable	$51,647	$52,239
Less: Allowance for doubtful accounts	(8)	(79)
Accounts receivable, net	$51,639	$52,160

Inventories: The following table provides details of inventories:

	April 4, 2014	September 27, 2013
Raw materials and parts	$55,105	$50,901
Work in process	34,791	28,590
Finished goods	12,177	10,341
	$102,073	$89,832

Of the $12.2 million increase in inventory, $9.3 million was derived from Radant, which was acquired by the Company in October 2013 (Note 3).

Reserve for loss contracts: The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Balance at beginning of period	$5,314	$7,664	$4,992	$6,951
Provision for loss contracts, charged to cost of sales	235	1,033	877	1,860
Credit to cost of sales upon revenue recognition	(220)	(790)	(540)	(904)
Balance at end of period	$5,329	$7,907	$5,329	$7,907

At the end of each period presented above, reserve for loss contracts was reported in the condensed consolidated balance sheet in the following accounts:

	April 4, 2014	March 29, 2013
Inventories	$5,225	$6,367
Accrued expenses	104	1,540
	$5,329	$7,907

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

 Goodwill:    The following table sets forth goodwill by reportable segment:

	April 4, 2014	September 27, 2013
RF products	$145,210	$128,551
Satcom equipment	39,715	39,715
Other	11,461	11,461
	$196,386	$179,727

The increase in goodwill resulted from the Radant acquisition in October 2013 (Note 3).

Product Warranty: The following table summarizes the activity related to product warranty:

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Beginning accrued warranty	$4,692	$3,857	$4,706	$4,066
Actual costs of warranty claims	(1,112)	(1,176)	(2,323)	(2,415)
Estimates for product warranty, charged to cost of sales	1,210	1,077	2,407	2,107
Ending accrued warranty	$4,790	$3,758	$4,790	$3,758

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, derivative instruments and contingent consideration. The following tables set forth financial instruments carried at fair value by level of fair value hierarchy:

		Fair Value Measurements at April 4, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$31,012	$31,012	$—	$—
Mutual funds[2]	271	271	—	—
Foreign exchange forward derivatives[3]	20	—	20	—
Total assets at fair value	$31,303	$31,283	$20	—

Liabilities:
Foreign exchange forward derivatives[4]	$1,120	$—	$1,120	$—
Contingent consideration liability[5]	4,600			4,600
Total liabilities at fair value	$5,720	$—	$1,120	$4,600

[1] The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
[2] The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
[3] The asset position of foreign currency derivatives is classified as other long-term assets in the condensed consolidated balance sheet.
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

Contingent Consideration

In connection with, and as part of the consideration for, the Radant acquisition in October 2013, the Company will be obligated to make a maximum of $10.0 million in potential additional payments if certain financial targets are achieved by Radant over the two years following the acquisition. These potential earn-out payments are considered contingent consideration. This contingent consideration was measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. Subsequent changes in the fair value of contingent consideration are recognized within general and administrative expenses in the Company’s condensed consolidated statement of operations. The fair value of the contingent consideration is based on a probability-weighted calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. Key assumptions include a discount rate of 14% and a probability-adjusted level of Radant’s earnings before net interest expense, provision for income taxes and depreciation and amortization (“EBITDA”) in aggregate for the two years following the acquisition. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions.

As of April 4, 2014, the assumptions used for determining the estimated fair value of the contingent consideration have not changed significantly from those used at the acquisition date. The following table summarizes the activity related to contingent consideration during the period presented:

Six Months Ended April 4, 2014
Balance at beginning of period	$—
Contingent consideration from Radant acquisition	4,300
Change in fair value included in earnings	300
Balance at end of period	$4,600

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity. The estimated fair value of the Company’s long-term debt as of April 4, 2014 and September 27, 2013 using Level 2 fair value inputs was $362.3 million and $365.7 million, respectively, compared to the carrying value of $353.3 million and $358.7 million, respectively.

6.	Long-term Debt

Long-term debt comprises the following:

	April 4, 2014	September 27, 2013
Term loan, net of issue discount of $375 and $442	$138,300	$143,733
8% Senior notes due 2018	215,000	215,000
	353,300	358,733
Less: Current portion	3,100	5,500
Long-term portion	$350,200	$353,233

Standby letters of credit	$3,536	$3,848

Senior Secured Credit Facilities

CPII’s existing senior secured credit facilities as of April 4, 2014 consisted of (i) a $150.0 million, six-year term loan facility; and (ii) a $30.0 million, five-year revolving credit facility. At April 4, 2014, the term loan facility had an outstanding balance of $138.7 million, and the revolving credit facility was undrawn (other than for approximately $3.5 million of outstanding letters of credit). Borrowings under the term loan facility and the revolving credit facility bore interest, at CPII’s option, at a rate equal to a margin over either (a) a base rate or (b) a LIBOR rate. As of April 4, 2014, the variable interest rate on the term loan was 5.0%. The senior secured credit facilities were subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

The prepayment requirement under the senior secured credit facilities was calculated based on a percentage of “excess cash flow” (“ECF”) as defined in the credit agreement governing the senior secured credit facilities. The ECF mandatory prepayment was required to be made within five business days of issuing the year-end consolidated financial statements. Based on the results for fiscal year 2013, CPII made a prepayment of $5.5 million during the first quarter of fiscal year 2014.

On April 7, 2014, CPII entered into new senior secured credit facilities, including a term loan facility and a new revolving credit facility that replaced its prior senior secured credit facilities. The new senior secured credit facilities consist of a $310.0 million term loan facility and a $30.0 million revolving credit facility. Consequently, the current portion of long-term debt of $3.1 million as of April 4, 2014 shown in the table above represents the expected payments to be made within one year on the new senior secured credit facilities. See Note 13, Subsequent Events, for more information on CPII’s new senior secured credit facilities.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Senior Notes due 2018

In February 2011, CPII issued an aggregate of $215 million of 8.00% Senior Notes due 2018 (the “Notes”). The outstanding notes are CPII’s senior unsecured obligations. Parent and each of CPII’s existing and future restricted subsidiaries (as defined in the indenture governing the Notes) guarantee the Notes on a senior unsecured basis. The Notes bear interest at the rate of 8.0% per year. Interest is payable in cash. The indenture governing the Notes limits, subject to certain exceptions, CPII and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock; pay dividends and make other restricted payments; make certain investments; sell assets; create liens; consolidate, merge or sell all or substantially all of CPII’s assets; enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries.

At any time prior to February 15, 2015, CPII may redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus an applicable premium (as defined in the indenture governing the Notes) plus accrued and unpaid interest, if any, to, the redemption date.

Second Supplemental Indenture. CPII entered into a second supplemental indenture dated as of March 12, 2014, which amended the Notes to:

•	increase the interest rate on the Notes from 8.00% to 8.75% per annum;

•
increase the premium for any optional redemption of the Notes to (i) for redemptions prior to February 15, 2016, the make-whole premium, (ii) for redemptions from February 15, 2016 to February 14, 2017, 4% and (iii) for redemptions thereafter, 1%;

•	increase the aggregate amount of indebtedness permitted to be outstanding under CPII’s senior secured credit facilities from $230.0 million to $365.0 million; and

•	modify the restricted payments covenant in order to allow CPII to pay a one-time dividend of up to $175.0 million to its direct and/or indirect shareholders.

In consideration for these amendments, on April 7, 2014, CPII made an aggregate cash payment of $5.4 million (the “Consent Payment”) to those holders of such Notes who had validly delivered a duly executed consent prior to the applicable expiration date of CPII's consent solicitation and who had not revoked the consent in accordance with the procedure described in the consent solicitation statement. Upon payment of the Consent Payment, the amendments in the second supplemental indenture for the Notes became operative.

Covenants

As of April 4, 2014, the Company was in compliance with the covenants under the agreements governing CPII’s then-existing senior secured credit facilities and the indentures governing the Notes.

Deferred Debt Issuance Costs

CPII incurred a total of $15.3 million of debt issuance costs associated with its prior senior credit facilities and the Notes. As of April 4, 2014, the unamortized deferred debt issuance costs related to CPII’s debt were $8.5 million, net of $6.8 million accumulated amortization. As of September 27, 2013, the unamortized deferred debt issuance costs related to CPII’s debt were $9.7 million, net of $5.6 million accumulated amortization.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

7.	Derivative Instruments and Hedging Activities

Foreign Exchange Forward Contracts: Although the majority of the Company’s revenue and expense activities are transacted in U.S. dollars, the Company does transact business in foreign countries. The Company’s primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce its foreign currency exposure to Canadian dollar-denominated expenses, the Company enters into Canadian dollar forward contracts to hedge the Canadian dollar-denominated costs for its manufacturing operation in Canada. The Company does not engage in currency speculation.

The Company’s Canadian dollar forward contracts in effect as of April 4, 2014 have durations of seven to 18 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. At April 4, 2014, the unrealized loss, net of tax of $0.4 million, was $1.1 million. At September 27, 2013, the unrealized loss, net of tax, was not material. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next seven fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to hedge ineffectiveness in the three and six months ended April 4, 2014 and March 29, 2013.

As of April 4, 2014, the Company had entered into Canadian dollar forward contracts for approximately $44.1 million (Canadian dollars), or approximately 54% of estimated Canadian dollar denominated expenses for April 2014 through September 2015, at an average rate of approximately 0.92 U.S. dollars to one Canadian dollar.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at April 4, 2014 and September 27, 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	April 4, 2014	September 27, 2013	Balance Sheet Location	April 4, 2014	September 27, 2013
Derivatives designated as hedging instruments
Forward contracts	Prepaid and other current assets	$—	$444	Accrued expenses	$1,120	$236
Forward contracts	Other long-term assets	20	—		—	—
Total derivatives designated as hedging instruments		$20	$444		$1,120	$236

As of April 4, 2014 and September 27, 2013, all of the Company’s derivative instruments were classified as hedging instruments. The Company’s derivative assets and liabilities are reported on a gross basis in the condensed consolidated balance sheets. None of these derivative instruments are subject to master netting arrangements with the Company’s derivative counterparties that would allow for net settlement.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of comprehensive income for the periods of fiscal years 2014 and 2013 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Forward contracts	$(1,128)	$(695)	$(2,132)	$(1,185)
Total	$(1,128)	$(695)	$(2,132)	$(1,185)

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended		Six Months Ended
		April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Forward contracts	Cost of sales	$(284)	$85	$(520)	$204
	Research and development	(39)	(9)	(82)	(2)
	Selling and marketing	(17)	(4)	(36)	(1)
	General and administrative	(20)	(5)	(43)	(1)
Total		$(360)	$67	$(681)	$200

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)
		Three Months Ended		Six Months Ended
		April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Forward contracts	General and administrative(a)	$29	$67	$120	$149
Total		$29	$67	$120	$149

(a) The amount recognized in income for each period presented represents a gain related to the amount excluded from the assessment of hedge effectiveness.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

8.	Commitments and Contingencies

     Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. At April 4, 2014, future minimum lease payments for all non-cancelable operating lease agreements, including those assumed from Radant, were as follows:

Fiscal Year	Operating Leases
2014 (remaining six months)	1,354
2015	1,903
2016	1,466
2017	1,176
2018	811
Thereafter	2,360
$9,070

Real estate taxes, insurance and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $0.9 million and $0.7 million for the three months ended April 4, 2014 and March 29, 2013, respectively, and $1.9 million and $1.5 million for the six months ended April 4, 2014 and March 29, 2013, respectively. Assets subject to capital leases at April 4, 2014 and September 27, 2013 were not material.

Contingencies: From time to time, the Company may be subject to claims that arise in the ordinary course of business. In the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows if unfavorably resolved.

9.	Related-party Transactions

A former major stockholder of the newly acquired Radant was retained by the Company to serve as president of the division (the “Radant president”). In connection with, and as part of the consideration for, the Radant acquisition, the Company will be obligated to make a maximum of $10.0 million to the former stockholders of Radant including the Radant president and certain of his relatives in potential additional payments if certain financial targets are achieved by Radant over the two years following the acquisition (see Notes 3 and 5). Also in connection with the acquisition, the Company has entered into a lease agreement for a property in Stow, Massachusetts, that contains a manufacturing plant and office facilities owned by a company controlled by the Radant president. The Company records rent expense for the Stow lease on an arm’s length basis. The Company recorded a rent expense for such lease of $0.2 million and $0.4 million for the three and six months ended April 4, 2014, respectively.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

10.	Income Taxes

The condensed consolidated statements of comprehensive income reflect the following income tax expense:

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Income before income taxes	$9,014	$1,789	15,531	4,242
Income tax expense	$3,117	$489	6,490	1,491
Effective income tax rate	34.6%	27.3%	41.8%	35.1%

The Company’s 34.6% effective tax rate for the three months ended April 4, 2014 is similar to the federal statutory rate of 35.0%. The Company’s 27.3% effective tax rate for the three months ended March 29, 2013 differs from the federal statutory rate of 35.0% primarily due to discrete income tax benefits due to enactment of the American Taxpayer Relief Act of 2012 and a provision to tax return true-up charge from filing the Canadian subsidiaries fiscal year 2012 income tax return.

The Company’s 41.8% effective tax rate for the six months ended April 4, 2014 differs from the federal statutory rate of 35.0% primarily due to discrete income tax expenses for a change in state deferred tax liabilities due to an increase in the blended state tax rate with the inclusion of Radant, non-deductible expenses related to the Radant acquisition, and a provision to tax return true-up charge from filing the Canadian subsidiaries fiscal year 2013 income tax return. The Company’s 35.1% effective tax rate for the six months ended March 29, 2013 is similar to the federal statutory rate of 35.0%; higher foreign earnings that were subject to U.S. federal income tax were mostly offset by discrete tax benefits from enactment of the American Taxpayer Relief Act of 2012 and a provision to tax return true-up charge from filing the Canadian subsidiaries fiscal year 2012 income tax return.

The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada and California, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2009. The Company’s Canadian subsidiary is no longer subject to examination by the taxing authorities for fiscal years prior to 2003. The Company has income tax audits in progress in several jurisdictions in which it operates, including an audit by the Canada Revenue Agency (“CRA”) for fiscal years 2010 and 2011 and by California for years 2004 through 2007.

The total liability for gross unrecognized tax benefits of $7.6 million at April 4, 2014 comprised unrecognized tax benefits of $6.3 million and interest and penalties of $1.3 million. The total liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The Company’s policy is to classify interest, foreign exchange rate changes and penalties, if any, on unrecognized tax benefits as components of income tax expense.

11.	Accumulated Other Comprehensive (Loss) Income

The following table provides the components of accumulated other comprehensive (loss) income in the condensed consolidated balance sheets:

	April 4, 2014	September 27, 2013
Unrealized loss on cash flow hedges, net of tax of $365 and $2, respectively	$(1,096)	$(8)
Unrealized actuarial gain and prior service credit for pension liability, net of tax of $47 and $47, respectively	94	94
Accumulated other comprehensive (loss) income	$(1,002)	$86

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table provides changes in accumulated other comprehensive (loss) income, net of tax, reported in the Company’s condensed consolidated balance sheets for the three and six months ended April 4, 2014 and March 29, 2013 (amounts in parentheses indicate debits):

	Three Months Ended
	April 4, 2014			March 29, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(519)	$94	$(425)	$324	$(338)	$(14)
Other comprehensive loss before reclassifications	(846)	—	(846)	(521)	—	(521)
Amounts reclassified from accumulated other comprehensive income or loss	269	—	269	(50)	—	(50)
Net current-period other comprehensive loss	(577)	—	(577)	(571)	—	(571)
Balance at end of period	$(1,096)	$94	$(1,002)	$(247)	$(338)	$(585)

	Six Months Ended
	April 4, 2014			March 29, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(8)	$94	$86	$787	$(338)	$449
Other comprehensive loss before reclassifications	(1,599)	—	(1,599)	(885)	—	(885)
Amounts reclassified from accumulated other comprehensive income or loss	511	—	511	(149)	—	(149)
Net current-period other comprehensive loss	(1,088)	—	(1,088)	(1,034)	—	(1,034)
Balance at end of period	$(1,096)	$94	$(1,002)	$(247)	$(338)	$(585)
The following table provides the gross amount reclassified from accumulated other comprehensive (loss) income and the corresponding amount of tax relating to gains and losses on cash flow hedges for the three and six months ended April 4, 2014, and for the three and six months ended March 29, 2013 (amounts in parentheses indicate debits):

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Amounts reclassified from accumulated other comprehensive income or loss	$360	$(67)	$681	$(200)
Less: Tax	(91)	17	(170)	51
Amounts reclassified from accumulated other comprehensive income or loss, net	$269	$(50)	$511	$(149)

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

Amounts not reported as RF products or satcom equipment are reported as “other.” Other includes the activities of the Company’s Malibu Division and unallocated corporate expenses, such as business combination-related expenses, share-based compensation expense and certain other charges that are non-operational, non-cash items or not directly attributable to the Company's operating divisions. The Malibu Division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAVs”) and shipboard systems.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Sales from external customers
RF products	$90,638	$77,776	$178,464	$150,111
Satcom equipment	23,230	21,319	48,743	41,923
Other	7,291	3,124	17,831	7,746
	$121,159	$102,219	$245,038	$199,780
Intersegment product transfers
RF products	$5,714	$5,075	$12,211	$10,543
Satcom equipment	2	5	10	38
	$5,716	$5,080	$12,221	$10,581
Capital expenditures[a]
RF products	$1,056	$777	$2,416	$2,136
Satcom equipment	129	69	186	106
Other	135	242	284	449
	$1,320	$1,088	$2,886	$2,691
EBITDA
RF products	$21,568	$16,525	$41,129	$31,841
Satcom equipment	2,403	2,304	4,863	5,231
Other	(2,310)	(4,692)	(4,104)	(7,736)
	$21,661	$14,137	$41,888	$29,336

[a] Capital expenditures incurred on an accrual basis.

	April 4, 2014	September 27, 2013
Total assets
RF products	$527,216	$473,032
Satcom equipment	115,888	116,835
Other	114,035	148,504
	$757,139	$738,371

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

•
the Company’s senior credit facilities contain covenants that require the Company to maintain a total leverage ratio in certain circumstances that contains EBITDA as a component, and the Company’s management team uses EBITDA to monitor compliance with these covenants;

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

EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. EBITDA should not be considered as an alternative to comprehensive income, net income, operating income or any other performance measures derived in accordance with U.S. GAAP as a measure of operating performance or operating cash flows as a measure of liquidity. The Company’s use of the term EBITDA varies from others in the Company’s industry. The Company’s presentation of EBITDA should not be construed to imply that the Company’s future results will be unaffected by non-operational or non-cash items. Operating income by the Company’s reportable segments was as follows:

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Operating income
RF products	$19,448	$14,385	$36,715	$27,570
Satcom equipment	2,119	2,047	4,264	4,703
Other	(5,690)	(7,790)	(11,326)	(14,317)
	$15,877	$8,642	$29,653	$17,956

The following table reconciles net income to EBITDA:

	Three Months Ended		Six Months Ended
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Net income	$5,897	$1,300	$9,041	$2,751
Depreciation and amortization	5,784	5,495	12,235	11,380
Interest expense, net	6,863	6,853	14,122	13,714
Income tax expense	3,117	489	6,490	1,491
EBITDA	$21,661	$14,137	$41,888	$29,336

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

13.Subsequent Events

Senior Secured Credit Facilities

On April 7, 2014 (the “Closing Date”), CPII entered into new senior secured credit facilities with UBS AG, Stamford Branch, as administrative agent, and other financial institutions party thereto (“Senior Credit Facilities”). The Senior Credit Facilities provide for (a) Term B Loans in an aggregate principal amount of $310.0 million (“Term Loan”), and (b) a $30.0 million revolving credit facility (“Revolver”), with sub-limits for letters of credit and swingline loans. The Senior Credit Facilities replaced CPII’s prior senior secured credit facilities (Note 6), under which all outstanding amounts payable totaling $138.7 million, together with accrued interest and fees, were paid by CPII on the Closing Date.

The Senior Credit Facilities are guaranteed by Parent and CPII’s domestic subsidiaries and are secured by substantially all of the assets of CPII and such guarantors.
Except as noted below, the Term Loan will mature on November 17, 2017 and the Revolver will mature on August 19, 2017. However, if (a) in the case of the Term Loan, on or before November 17, 2017, and, in the case of the Revolver, on or before August 19, 2017, CPII has repaid or refinanced 65% of the Notes, or (b) the first lien leverage ratio as of August 19, 2017 is 2.50:1 or less on a pro forma basis, then the Term Loan will mature on April 7, 2021 and the Revolver will mature on April 7, 2019.
On the Closing Date, CPII borrowed the entire $310.0 million available under the Term Loan. The proceeds of $309.2 million, net of $0.8 million issue discount, were principally used to:

•	pay in full all amounts due or outstanding under or in respect of CPII’s existing senior secured credit facilities,

•	pay a dividend in an aggregate principal amount of $175.0 million to CPII’s direct and/or indirect shareholders, and

•	pay fees, costs and expenses in connection with the foregoing, including the $5.4 million Consent Payment in connection with the consent solicitation for the Notes described in Note 6.

No borrowings were made under the Revolver on the Closing Date (other than approximately $3.5 million of outstanding letters of credit). The Revolver may be used for general corporate purposes at any time after the Closing Date and prior to the maturity date of the Revolver.
Borrowings under the Senior Credit Facilities will bear interest at a rate equal to, at CPII’s option, the LIBOR or the Alternate Base Rate (ABR) plus the applicable margin. LIBOR and Base Rate borrowings under the Term Loan are subject to a 1.00% and 2.00% “floor,” respectively. The ABR is the greatest of (a) the base rate established by the administrative agent, (b) the federal funds rate plus 0.50% and (c) adjusted LIBOR for a one-month interest period plus 1.00%. For Term Loans, the applicable margin will be 3.25% per annum for LIBOR borrowings and 2.25% per annum for ABR borrowings. The applicable margins under the Revolver, until delivery of financial statements for the first full fiscal quarter ending after the Closing Date, is 3.25% per annum for LIBOR borrowings and 2.25% for ABR Borrowings and thereafter, with respect to the Revolver only, will vary depending on CPII’s total leverage ratio, as defined in the Senior Credit Facilities, and range from 3.25% to 3.00% for LIBOR borrowings and from 2.25% to 2.00% for ABR borrowings.
The Term Loan will amortize in equal quarterly installments in annual amounts equal to 1.00% of the original principal amount of the Term Loan, with the remainder due on the Term Loan maturity date.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Senior Credit Facilities contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Parent and its restricted subsidiaries, including CPII, to:

•	sell assets;

•	engage in mergers and acquisitions;

•	pay dividends and distributions or repurchase their capital stock;

•	incur additional indebtedness or issue equity interests;

•	make investments and loans;

•	create liens or further negative pledges on assets;

•	engage in certain transactions with affiliates;

•	enter into sale and leaseback transactions;

•
amend documents relating to its Notes to accelerate the dates principal payments are due thereon or make prepayments relating to subordinated indebtedness, the Notes or permitted incremental debt outside of the Senior Credit Facilities; and

•	amend or waive provisions of charter documents in a manner materially adverse to the lenders.

If on the last day of any period of four consecutive fiscal quarters, the aggregate principal amount of revolving loans, swingline loans and/or letters of credit (excluding letters of credit which have been cash collateralized) that are issued and/or outstanding is greater than 30% of the commitments under the Revolver, Parent and its restricted subsidiaries must comply with a maximum total leverage ratio, calculated on a consolidated basis for Parent and its restricted subsidiaries.
Subject in certain cases to applicable notice provisions and grace periods, if any of the customary events of default as defined in the Senior Credit Facilities occurs and is continuing, the entire outstanding balance may become immediately due and payable.

As of the Closing Date, maturities on the new Senior Credit Facilities are as follows:

Fiscal Year	Term Loan
2014 (remaining six months)	$1,550
2015	3,100
2016	3,100
2017	3,100
2018	3,100
Thereafter	296,050
$310,000

The above table assumes (1) that the Term Loan will be outstanding until its scheduled maturity date, and (2) a debt level based on mandatory repayments according to the contractual amortization schedule of the Senior Credit Facilities. The above table excludes any optional and excess cash flow prepayments.

Special Dividend
On April 2, 2014, the Company’s board of directors approved, contingent upon the receipt by the Company of the proceeds from the financing provided under the Senior Credit Facilities, a special cash dividend payment in an aggregate amount of  $175.0 million to its sole stockholder of record as of the close of business April 2, 2014. On April 7, 2014, immediately upon receiving the proceeds from said financing, the Company’s board of directors officially declared, and the Company paid the special cash dividend to CPI International Holding LLC.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

14.Supplemental Guarantors Condensed Consolidating Financial Information

The tables that follow reflect the supplemental guarantor financial information associated with CPII’s Notes issued on February 11, 2011. The Notes are guaranteed by Parent and, subject to certain exceptions, each of Parent’s existing and future domestic restricted subsidiaries (other than CPII) on a senior unsecured basis. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly owned and have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) CPII’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the guarantor subsidiaries (all of the domestic subsidiaries), (b) the non-guarantor subsidiaries, (c) the consolidating elimination entries, and (d) the consolidated totals. The accompanying consolidating financial information should be read in connection with the condensed consolidated financial statements of the Company.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of April 4, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$35,228	$6,541	$—	$41,769
Restricted cash	—	—	2,765	94	—	2,859
Accounts receivable, net	—	—	35,470	16,169	—	51,639
Inventories	—	—	77,045	25,548	(520)	102,073
Deferred tax assets	—	—	14,586	705	—	15,291
Intercompany receivable	—	—	66,034	10,816	(76,850)	—
Prepaid and other current assets	3	247	2,532	1,602	198	4,582
Total current assets	3	247	233,660	61,475	(77,172)	218,213
Property, plant and equipment, net	—	—	62,190	15,549	—	77,739
Deferred debt issue costs, net	—	8,502	—	—	—	8,502
Intangible assets, net	—	—	173,645	81,585	—	255,230
Goodwill	—	—	108,233	88,153	—	196,386
Other long-term assets	—	—	1,034	35	—	1,069
Investment in subsidiaries	216,691	585,901	15,048	—	(817,640)	—
Total assets	$216,694	$594,650	$593,810	$246,797	$(894,812)	$757,139
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	93	—	15,800	10,859	—	26,752
Accrued expenses	395	2,571	20,787	6,840	5	30,598
Product warranty	—	—	2,814	1,976	—	4,790
Income taxes payable	—	—	—	74	—	74
Advance payments from customers	—	—	14,340	3,069	—	17,409
Intercompany payable	—	1,401	3,403	—	(4,804)	—
Total current liabilities	488	7,072	57,144	22,818	(4,799)	82,723
Deferred income taxes, non-current	—	—	74,573	22,275	—	96,848
Long-term debt, less current portion	—	350,200	—	—	—	350,200
Other long-term liabilities	—	—	10,731	431	—	11,162
Total liabilities	488	357,272	142,448	45,524	(4,799)	540,933
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	376,046	182,846	(769,992)	—
Equity investment in subsidiary	(1,002)	(1,002)	9,377	—	(7,373)	—
Additional paid-in capital	200,076	—	—	—	—	200,076
Accumulated other comprehensive loss	—	—	—	(1,002)	—	(1,002)
Retained earnings	17,132	27,280	65,939	19,429	(112,648)	17,132
Total stockholders’ equity	216,206	237,378	451,362	201,273	(890,013)	216,206
Total liabilities and stockholders’ equity	$216,694	$594,650	$593,810	$246,797	$(894,812)	$757,139

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended April 4, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$93,603	$44,989	$(17,433)	$121,159
Cost of sales	—	—	67,208	34,765	(17,072)	84,901
Gross profit	—	—	26,395	10,224	(361)	36,258
Operating costs and expenses:
Research and development	—	—	1,511	2,297	—	3,808
Selling and marketing	—	—	3,422	2,775	(390)	5,807
General and administrative	887	180	5,897	1,172	1	8,137
Amortization of acquisition-related intangible assets	—	—	1,611	1,018	—	2,629
Total operating costs and expenses	887	180	12,441	7,262	(389)	20,381
Operating (loss) income	(887)	(180)	13,954	2,962	28	15,877
Interest expense (income), net	—	6,864	1	(2)	—	6,863
(Loss) income before income tax expense and equity in income of subsidiaries	(887)	(7,044)	13,953	2,964	28	9,014
Income tax (benefit) expense	(338)	(2,683)	5,632	496	10	3,117
Equity in income of subsidiaries	6,446	10,807	(18)	—	(17,235)	—
Net income	5,897	6,446	8,303	2,468	(17,217)	5,897
Equity in other comprehensive loss of subsidiaries, net of tax	(577)	(577)	—	—	1,154	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(577)	—	(577)
Total other comprehensive loss, net of tax	—	—	—	(577)	—	(577)
Comprehensive income	$5,320	$5,869	$8,303	$1,891	$(16,063)	$5,320

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended April 4, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$185,284	$94,326	$(34,572)	$245,038
Cost of sales	—	—	137,068	72,218	(33,913)	175,373
Gross profit	—	—	48,216	22,108	(659)	69,665
Operating costs and expenses:
Research and development	—	—	2,848	4,769	—	7,617
Selling and marketing	—	—	6,774	5,728	(758)	11,744
General and administrative	1,588	417	10,801	2,363	4	15,173
Amortization of acquisition-related intangible assets	—	—	3,441	2,037	—	5,478
Total operating costs and expenses	1,588	417	23,864	14,897	(754)	40,012
Operating (loss) income	(1,588)	(417)	24,352	7,211	95	29,653
Interest expense (income), net	—	14,121	4	(3)	—	14,122
(Loss) income before income tax expense and equity in income of subsidiaries	(1,588)	(14,538)	24,348	7,214	95	15,531
Income tax (benefit) expense	(604)	(5,526)	11,447	1,137	36	6,490
Equity in income of subsidiaries	10,025	19,037	378	—	(29,440)	—
Net income	9,041	10,025	13,279	6,077	(29,381)	9,041
Equity in other comprehensive loss of subsidiaries, net of tax	(1,088)	(1,088)	—	—	2,176	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(1,088)	—	(1,088)
Total other comprehensive loss, net of tax	—	—	—	(1,088)	—	(1,088)
Comprehensive income	$7,953	$8,937	$13,279	$4,989	$(27,205)	$7,953

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended April 4, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$19,094	$1,157	$20,251
Cash flows from investing activities
Capital expenditures	—	—	(2,845)	(280)	(3,125)
Acquisition, net of cash acquired	—	—	(36,908)	—	(36,908)
Net cash used in investing activities	—	—	(39,753)	(280)	(40,033)
Cash flows from financing activities
Return of intercompany capital	—	9,000	—	(9,000)	—
Intercompany funding	—	(3,500)	(5,500)	9,000	—
Repayment of borrowings under CPII’s term loan facility	—	(5,500)	—	—	(5,500)
Net cash used in financing activities	—	—	(5,500)	—	(5,500)
Net (decrease) increase in cash and cash equivalents	—	—	(26,159)	877	(25,282)
Cash and cash equivalents at beginning of period	—	—	61,387	5,664	67,051
Cash and cash equivalents at end of period	$—	$—	$35,228	$6,541	$41,769

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 29, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$—	$10,304	$(399)	$9,905
Cash flows from investing activities
Capital expenditures	—	—	(1,919)	(772)	(2,691)
Net cash used in investing activities	—	—	(1,919)	(772)	(2,691)
Cash flows from financing activities
Return of intercompany capital	—	19,181	—	(19,181)	$—
Intercompany funding	—	(15,981)	(3,200)	19,181	—
Repayment of borrowings under CPII’s term loan facility	—	(3,200)	—	—	(3,200)
Net cash used in financing activities	—	—	(3,200)	—	(3,200)
Net increase (decrease) in cash and cash equivalents	—	—	5,185	(1,171)	4,014
Cash and cash equivalents at beginning of period	—	—	34,042	8,964	43,006
Cash and cash equivalents at end of period	$—	$—	$39,227	$7,793	$47,020

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2014 and 2013 comprise the 53- and 52-week periods ending October 3, 2014 and September 27, 2013, respectively. Each of the three months ended April 4, 2014 and March 29, 2013 includes 13 weeks. The six months ended April 4, 2014 and March 29, 2013 include 27 and 26 weeks, respectively. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

Overview

CPI International Holding Corp. (“Parent”), headquartered in Palo Alto, California, is the parent company of CPI International, Inc. (“CPII”), which in turn is a parent company of Communications & Power Industries LLC (“CPI”) and Communications & Power Industries Canada Inc. (“CPI Canada”). CPI and CPI Canada together are a provider of microwave, radio frequency (“RF”), power and control solutions for critical defense, communications, medical, scientific and other applications. CPI develops, manufactures and distributes products used to generate, amplify, transmit and receive high-power/high-frequency microwave and RF signals and/or provide power and control for various applications. End-use applications of these systems include the transmission of radar signals for navigation and location; transmission of deception signals for electronic countermeasures; transmission and amplification of voice, data and video signals for broadcasting, Internet and other types of commercial and military communications; providing power and control for medical diagnostic imaging; and generating microwave energy for radiation therapy in the treatment of cancer and for various industrial and scientific applications.

On October 1, 2013, we completed our purchase of the outstanding stock of Radant Technologies, Inc. (“Radant”), a Massachusetts corporation, for a payment of approximately $36.9 million in cash consideration, net of $0.6 million cash acquired. A maximum of $10.0 million in potential additional payments may be payable if certain financial targets are achieved by Radant over the two years following the date of acquisition. Radant designs, manufactures and tests advanced composite radomes, reflector antennas and structures for defense aerospace and naval applications as well as commercial aerospace applications. The acquisition of Radant provides us with advanced technology and specialized products for radar, electronic warfare and communications applications that complement and extend our broad portfolio of microwave, RF, power and control solutions for these and other critical applications. See Note 3, Business Combinations, to the accompanying condensed consolidated financial statements for more information about the Radant acquisition.

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

Our orders by market for the six months ended April 4, 2014, which included 27 weeks, and March 29, 2013, which included 26 weeks, are summarized as follows (dollars in millions):

	Six Months Ended
	April 4, 2014		March 29, 2013		Increase (Decrease)
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$94.6	41%	$93.0	35%	$1.6	2%
Medical	41.2	18	40.7	16	0.5	1
Communications	72.2	32	111.6	42	(39.4)	(35)
Industrial	15.1	7	11.2	4	3.9	35
Scientific	5.6	2	7.9	3	(2.3)	(29)
Total	$228.7	100%	$264.4	100%	$(35.7)	(14)%

Orders of $228.7 million for the six months ended April 4, 2014 were $35.7 million, or approximately 14%, lower than orders of $264.4 million for the six months ended March 29, 2013. Our Radant Division, which resulted from our acquisition of Radant in October 2013, contributed approximately $24 million in orders for the six months ended April 4, 2014. Explanations for the order increase or decrease by market for the six months ended April 4, 2014 compared to the six months ended March 29, 2013 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets increased 2%. Our radar and electronic warfare orders in the six months ended April 4, 2014 included orders for products from our Radant Division. Increased demand for products to support domestic radar and electronic warfare systems, including Aegis radar systems and an airborne electronic countermeasures system, was offset by decreased demand for certain radar and electronic warfare programs due to the timing of those programs.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 1% increase in medical orders resulted principally from increases in demand for products to support x-ray imaging applications, particularly in Asia. Partially offsetting this increase, demand for products to support MRI applications decreased. Demand for products to support radiation therapy applications was essentially unchanged.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 35% decrease in communications orders was largely due to a multi-year order totaling more than $25 million for military communications applications that our Malibu Division received in the six months ended March 29, 2013; this order for advanced tactical common data link (“TCDL”) antenna products was not expected to, and did not, repeat in the six months ended April 4, 2014. Demand for products to support certain commercial communications applications, particularly satellite broadcast applications such as broadband data communications, also decreased due to the timing of large programs for those applications. Partially offsetting these decreases, our communications orders in the six months ended April 4, 2014 included orders for products from our Radant Division and from the former MCL business that we acquired in the third quarter of fiscal year 2013.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $3.9 million increase in industrial orders was due to an increase in demand for products to support industrial heating and testing applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $2.3 million decrease in scientific orders was due to a decrease in orders to support foreign accelerator programs for which orders were not expected to, and did not, repeat in the six months ended April 4, 2014. This decrease was partially offset by an increase in orders to support a domestic accelerator program.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of April 4, 2014, we had an order backlog of $346.7 million, compared to an order backlog of $307.4 million as of March 29, 2013. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

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

The six months ended April 4, 2014 consisted of 27 weeks, compared to 26 weeks for the six months ended March 29, 2013. This additional week in the first half of fiscal year 2014 contributed to an increase in each of our sales, cost of sales and operating and other expenses for the period.

We believe that our acquisitions of Radant in October 2013 and MCL in June 2013 resulted in, and will continue to result in, certain benefits, including cost savings, broader market opportunities, product innovations and operational efficiencies. However, both acquisitions also increased, and will continue to increase, certain of our noncash expenses. Based on preliminary estimates of the fair value of assets acquired, the noncash expenses (on a pretax basis) related to the acquisition of Radant include: (1) a $1.6 million charge in the first quarter of fiscal year 2014 for the utilization of the net increase in cost basis of inventory, and (2) a higher depreciation and amortization expense as a result of the additional intangibles and property, plant and equipment, which is expected to be approximately $3.2 million for each of the first three fiscal years following the date of the acquisition and approximately $2.0 million annually thereafter until said assets are fully amortized or depreciated at various dates through 2028. The noncash expenses (on a pretax basis) related to the acquisition of MCL include: (1) a $0.1 million charge in the fourth quarter of fiscal year 2013 for the utilization of the net increase in cost basis of inventory, and (2) a higher depreciation and amortization expense as a result of the additional intangibles and property, plant and equipment of approximately $0.4 million for the first fiscal year following the date of the acquisition and $0.3 million annually thereafter until said assets are fully amortized or depreciated at various dates through 2025.

Three Months Ended April 4, 2014 Compared to Three Months Ended March 29, 2013
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				Increase (Decrease)
	April 4, 2014		March 29, 2013
	Amount	% of Sales	Amount	% of Sales
Sales	$121.2	100.0%	$102.2	100.0%	$19.0
Cost of sales	84.9	70.0	74.5	72.9	10.4
Gross profit	36.3	30.0	27.7	27.1	8.6
Research and development	3.8	3.1	3.9	3.8	(0.1)
Selling and marketing	5.8	4.8	5.5	5.4	0.3
General and administrative	8.1	6.7	7.4	7.2	0.7
Amortization of acquisition-related intangibles	2.6	2.1	2.3	2.3	0.3
Operating income	15.9	13.1	8.6	8.4	7.3
Interest expense, net	6.9	5.7	6.9	6.8	—
Income before taxes	9.0	7.4	1.8	1.8	7.2
Income tax expense	3.1	2.6	0.5	0.5	2.6
Net income	$5.9	4.9%	$1.3	1.3%	$4.6
Other Data:
EBITDA (a)	$21.7	17.9%	$14.1	13.8%	$7.6

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

•
our senior credit facilities contain covenants that require us to maintain a total leverage ratio in certain circumstances that contains EBITDA as a component, and our management team uses EBITDA to monitor compliance with these covenants;

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

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for or superior to, comprehensive income, net income, cash flows from operating activities or other statements of income or statements of cash flows data prepared in accordance with GAAP.

For a reconciliation of Net Income to EBITDA, see Note 12 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended April 4, 2014 and March 29, 2013 are summarized as follows (dollars in millions):

	Three Months Ended
	April 4, 2014		March 29, 2013		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$46.9	39%	$41.7	41%	$5.2	12%
Medical	17.6	15	17.9	17	(0.3)	(2)
Communications	45.2	37	34.8	34	10.4	30
Industrial	7.5	6	4.7	5	2.8	60
Scientific	4.0	3	3.1	3	0.9	29
Total	$121.2	100%	$102.2	100%	$19.0	19%

Sales of $121.2 million for the three months ended April 4, 2014 were $19.0 million, or approximately 19%, higher than sales of $102.2 million for the three months ended March 29, 2013. Our Radant operations contributed approximately $9 million in sales for the three months ended April 4, 2014. Explanations for the sales increase or decrease by market for the three months ended April 4, 2014 as compared to the three months ended March 29, 2013 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets increased 12% due to the inclusion of sales of products from our Radant Division and higher sales of products to support various U.S. radar systems, particularly Aegis radar systems.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 2% decrease in sales of our medical products in the three months ended April 4, 2014 was primarily due to lower sales of products to support MRI applications.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 30% increase in sales in the communications market was primarily due to higher sales of products to support military communications applications, including sales of advanced TCDL antenna products from our Malibu Division and products from our Radant Division. Sales of products to support certain commercial communications applications increased as well. Our communications sales in the three months ended April 4, 2014 included products from the former MCL business that we acquired in the third quarter of fiscal year 2013.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $2.8 million increase in sales of industrial products in the three months ended April 4, 2014 was primarily due to higher sales to support industrial heating, testing and materials processing applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.9 million increase in scientific sales was due to higher sales to support a foreign accelerator program.

Gross Profit. Gross profit was $36.3 million, or 30.0% of sales, for the three months ended April 4, 2014 as compared to $27.7 million, or 27.1% of sales, for the three months ended March 29, 2013. The $8.6 million increase in gross profit was primarily due to higher sales volume and a more favorable mix of product shipments with higher margins in the three months ended April 4, 2014. The inclusion of the recently acquired Radant Division and improved performance at the Malibu Division provided significant contributions to the increase in gross profit for the three months ended April 4, 2014 compared to the three months ended March 29, 2013.

Research and Development. Research and development expenses were $3.8 million, or 3.1% of sales, for the three months ended April 4, 2014 and $3.9 million, or 3.8% of sales, for the three months ended March 29, 2013. There was no significant change in research and development expenses for the three months ended April 4, 2014 compared to the three months ended March 29, 2013.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	April 4, 2014	March 29, 2013
Company sponsored	$3.8	$3.9
Customer sponsored, charged to cost of sales	2.5	3.2
	$6.3	$7.1

Customer sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products.
Selling and Marketing. Selling and marketing expenses were $5.8 million, or 4.8% of sales, for the three months ended April 4, 2014, and $5.5 million, or 5.4% of sales, for the three months ended March 29, 2013. The $0.3 million increase in selling and marketing expenses was primarily due to additional resources to support company growth including the Radant Division.
General and Administrative. General and administrative expenses were $8.1 million, or 6.7% of sales, for the three months ended April 4, 2014, and $7.4 million, or 7.2% of sales, for the three months ended March 29, 2013. The $0.7 million increase in general and administrative expenses was primarily due to higher ongoing expenses resulting from the inclusion of the Radant Division, an adjustment to the fair value of the Radant contingent earnout liability and a higher management incentive accrual due to improved operating performance, partially offset by a reduction in expenses for the negotiation, closing and integration of company acquisitions.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.6 million for the three months ended April 4, 2014 and $2.3 million for the three months ended March 29, 2013. The $0.3 million increase in amortization of acquisition-related intangibles was primarily due to the acquisition of the Radant Division.
Interest Expense, Net (“Interest Expense”). Interest expense was $6.9 million, or 5.7% of sales, for the three months ended April 4, 2014 and $6.9 million, or 6.8% of sales, for the three months ended March 29, 2013.
Income Tax Expense. We recorded income tax expense of $3.1 million for the three months ended April 4, 2014 and income tax expense of $0.5 million for the three months ended March 29, 2013. The effective income tax rate for the three months ended April 4, 2014 was 35%, and the effective income tax rate for the three months ended March 29, 2013 was 27%. The 35% income tax rate for the three months ended April 4, 2014 was lower than our normalized effective income tax rate of approximately 38% primarily due to a $0.3 million correction to the first quarter of fiscal year 2014 income tax expense. The 27% effective income tax rate for the three months ended March 29, 2013 was lower than our normalized effective income tax rate of approximately 38%, primarily due to research credits provided by the American Taxpayer Relief Act of 2012 and other discrete tax benefits that were recorded during the quarter.
Net Income. Net income was $5.9 million, or 4.9% of sales, for the three months ended April 4, 2014 as compared to net income of $1.3 million, or 1.3% of sales, for the three months ended March 29, 2013. The $4.6 million increase in net income was primarily due to higher gross profit from higher shipment volume including from Radant and a more favorable mix of product shipments, and lower expenses for the negotiation, closing and integration of company acquisitions in the three months ended April 4, 2014, partially offset by an increase in income tax expense, as well as higher operating expenses resulting from the inclusion of Radant in the three months ended April 4, 2014.

EBITDA. EBITDA was $21.7 million, or 17.9% of sales, for the three months ended April 4, 2014 as compared to $14.1 million, or 13.8% of sales, for the three months ended March 29, 2013. The $7.6 million increase in EBITDA was primarily due to higher gross profit from higher shipment volume including from Radant and a more favorable mix of product shipments, and lower expenses for the negotiation, closing and integration of company acquisitions in the three months ended April 4, 2014, partially offset by higher operating expenses resulting from the inclusion of Radant in the three months ended April 4, 2014.

Six Months Ended April 4, 2014 Compared to Six Months Ended March 29, 2013
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Six Months Ended				Increase
	April 4, 2014		March 29, 2013
	Amount	% of Sales	Amount	% of Sales
Sales	$245.0	100.0%	$199.8	100.0%	$45.2
Cost of sales (a)	175.4	71.6	145.1	72.6	30.3
Gross profit	69.7	28.4	54.7	27.4	15.0
Research and development	7.6	3.1	7.2	3.6	0.4
Selling and marketing	11.7	4.8	10.8	5.4	0.9
General and administrative	15.2	6.2	13.6	6.8	1.6
Amortization of acquisition-related intangibles	5.5	2.2	5.1	2.6	0.4
Operating income	29.7	12.1	18.0	9.0	11.7
Interest expense, net	14.1	5.8	13.7	6.9	0.4
Income before taxes	15.5	6.3	4.2	2.1	11.3
Income tax expense	6.5	2.7	1.5	0.8	5.0
Net income	$9.0	3.7%	$2.8	1.4%	$6.2
Other Data:
EBITDA (b)	$41.9	17.1%	$29.3	14.7%	$12.6

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for the six months ended April 4, 2014 and March 29, 2013 includes $1.6 and $0.3, respectively, of utilization of the net increase in cost basis of inventory that resulted from purchase accounting in connection with acquisitions.

(b)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that U.S. (“GAAP”)-based financial information for leveraged businesses such as ours should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•	EBITDA is a component of the measures used by our board of directors and management team to evaluate our operating performance;

•
our senior credit facilities contain covenants that require us to maintain a total leverage ratio in certain circumstances that contains EBITDA as a component, and our management team uses EBITDA to monitor compliance with these covenants;

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

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for or superior to, comprehensive income, net income, cash flows from operating activities or other statements of income or statements of cash flows data prepared in accordance with GAAP.

For a reconciliation of Net Income to EBITDA, see Note 12 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the six months ended April 4, 2014, which included 27 weeks, and March 29, 2013, which included 26 weeks, are summarized as follows (dollars in millions):

	Six Months Ended
	April 4, 2014		March 29, 2013		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$92.1	38%	$76.4	38%	$15.7	21%
Medical	37.7	15	39.8	20	(2.1)	(5)
Communications	95.8	39	67.4	34	28.4	42
Industrial	12.9	5	9.3	5	3.6	39
Scientific	6.5	3	6.9	3	(0.4)	(6)
Total	$245.0	100%	$199.8	100%	$45.2	23%

Sales of $245.0 million for the six months ended April 4, 2014 were $45.2 million, or approximately 23%, higher than sales of $199.8 million for the six months ended March 29, 2013. Our Radant Division contributed approximately $20 million in sales for the six months ended April 4, 2014. Explanations for the sales increase or decrease by market for the six months ended April 4, 2014 as compared to the six months ended March 29, 2013 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets increased 21% due to the inclusion of sales of products from our Radant Division and higher sales of products to support various U.S. radar systems, particularly Aegis radar systems.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 5% decrease in sales of our medical products in the six months ended April 4, 2014 was primarily due to a decrease in sales of products to support periodic x-ray imaging programs in Russia.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 42% increase in sales in the communications market was primarily due to higher sales of products to support military communications applications, including sales of advanced TCDL antenna products from our Malibu Division and products from our Radant Division. Sales of products to support certain commercial communications applications, including direct-to-home broadcast programs, increased as well. Our communications sales in the six months ended April 4, 2014 included products from the former MCL business that we acquired in the third quarter of fiscal year 2013.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $3.6 million increase in sales of industrial products in the six months ended April 4, 2014 was due to higher sales to support industrial heating and testing applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.4 million decrease in scientific sales was primarily the result of a decrease in sales for a domestic accelerator program and was partially offset by an increase in sales for certain foreign accelerator programs.

Gross Profit. Gross profit was $69.7 million, or 28.4% of sales, for the six months ended April 4, 2014 as compared to $54.7 million, or 27.4% of sales, for the six months ended March 29, 2013. The $15.0 million increase in gross profit was primarily due to higher shipment volume and a more favorable mix of products with higher margins in the six months ended April 4, 2014, partially offset by a $1.6 million charge for utilization of the net increase in cost basis from the acquisition of the Radant Division. The inclusion of the recently acquired Radant Division and improved performance at the Malibu Division provided significant contributions to the increase in gross profit for the six months ended April 4, 2014 compared to the six months ended March 29, 2013.

Research and Development. Research and development expenses were $7.6 million, or 3.1% of sales, for the six months ended April 4, 2014 and $7.2 million, or 3.6% of sales, for the six months ended March 29, 2013. There was no significant change in research and development expenses for the six months ended April 4, 2014 compared to the six months ended March 29, 2013.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Six Months Ended
	April 4, 2014	March 29, 2013
Company sponsored	7.6	7.2
Customer sponsored, charged to cost of sales	5.0	6.1
	$12.6	$13.3

Customer-sponsored research and development represents non-recurring development costs incurred on customer sales contracts to develop new or improved products. The reduction of customer-funded research and development expenses is primarily due to the completion of customer-funded programs for vacuum electronic device products for the scientific markets.
Selling and Marketing. Selling and marketing expenses were $11.7 million, or 4.8% of sales, for the six months ended April 4, 2014, and $10.8 million, or 5.4% of sales, for the six months ended March 29, 2013. The $0.9 million increase in selling and marketing expenses for the six months ended April 4, 2014 compared to the six months ended March 29, 2013 was primarily due to additional resources to support company growth including the Radant Division.
General and Administrative. General and administrative expenses were $15.2 million, or 6.2% of sales, for the six months ended April 4, 2014, and $13.6 million, or 6.8% of sales, for the six months ended March 29, 2013. The $1.6 million increase in general and administrative expenses was primarily due to higher ongoing expenses resulting from the inclusion of the Radant Division, an adjustment to the fair value of the Radant contingent earnout liability and a higher management incentive accrual due to improved operating performance, partially offset by a reduction in expenses for the negotiation, closing and integration of company acquisitions.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $5.5 million for the six months ended April 4, 2014 and $5.1 million for the six months ended March 29, 2013. The $0.4 million increase in amortization of acquisition-related intangibles was primarily due to the acquisition of the Radant Division.
Interest Expense, Net (“Interest Expense”). Interest expense was $14.1 million, or 5.8% of sales, for the six months ended April 4, 2014 and $13.7 million, or 6.9% of sales, for the six months ended March 29, 2013. There was no significant change in interest expense for the six months ended April 4, 2014 compared to the six months ended March 29, 2013.
Income Tax Expense. We recorded an income tax expense of $6.5 million for the six months ended April 4, 2014 and an income tax expense of $1.5 million for the six months ended March 29, 2013. The effective income tax rate for the six months ended April 4, 2014 was 42%, and the effective income tax rate for the six months ended March 29, 2013 was 35%. The 42% tax rate for the six months ended April 4, 2014 is higher than our normalized effective income tax rate of 38% for fiscal year 2014 primarily due to an increase in deferred tax liabilities due to an increase in the combined U.S. state income tax rate resulting from the Radant acquisition, non-deductible expenses related to the Radant acquisition, and a provision to tax return true-up charge from filing the Canadian subsidiaries fiscal year 2013 income tax return. The 35% income tax rate for the six months ended March 29, 2013 was lower than our normalized effective income tax rate primarily due to research credits provided by the American Taxpayer Relief Act of 2012 and other discrete tax benefits that were recorded during the period.
Net Income. Net income was $9.0 million, or 3.7% of sales, for the six months ended April 4, 2014 as compared to $2.8 million, or 1.4% of sales, for the six months ended March 29, 2013. The $6.2 million increase in net income was primarily due to higher gross profit from higher shipment volume including from Radant and a more favorable mix of product shipments, and lower expenses for the negotiation, closing and integration of company acquisitions in the six months ended April 4, 2014, partially offset by an increase in income tax expense, a $1.6 million charge for utilization of the net increase in cost basis of inventory acquired from Radant, and higher operating expenses resulting from the inclusion of Radant in the six months ended April 4, 2014.

EBITDA. EBITDA was $41.9 million, or 17.1% of sales, for the six months ended April 4, 2014 as compared to $29.3 million, or 14.7% of sales, for the six months ended March 29, 2013. The $12.6 million increase in EBITDA was primarily due to higher gross profit from higher shipment volume including from Radant and a more favorable mix of product shipments, and lower expenses for the negotiation, closing and integration of company acquisitions in the six months ended April 4, 2014, partially offset by a $1.6 million charge for utilization of the net increase in cost basis of inventory acquired from Radant and higher operating expenses resulting from the inclusion of Radant in the six months ended April 4, 2014.

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

On October 1, 2013, we purchased the outstanding stock of Radant for a payment of approximately $36.9 million in cash consideration, net of $0.6 million cash acquired. We may be required to pay the previous owners of Radant future consideration of up to $10.0 million contingent upon the achievement of certain financial targets over the two years following the date of acquisition.

On April 7, 2014, we completed a consent solicitation of the holders of our 8% Senior Notes due 2018 (the “Notes”) pursuant to which we entered into a supplemental indenture governing the Notes. The supplemental indenture amended the indenture by, among other things, increasing the interest rate on the Notes from 8.00% to 8.75% per annum and increasing the aggregate amount of indebtedness permitted to be outstanding under our senior secured credit facilities from $230.0 million to $365.0 million. In consideration thereof, we made cash payments totaling $5.4 million to the holders of the Notes that have validly consented to the indenture amendments (“Consent Payment”). At the same time, we entered into new senior secured credit facilities which replaced our previous credit facilities in their entirety. The new senior secured credit facilities consist of (i) a $310.0 million facility and (ii) a $30.0 million revolving credit facility. We have borrowed the full amount of the term loan facility thereunder. See more details under the caption “Debt Obligations” below.

We believe that cash flows from operations and availability under our revolving credit facility included in our new senior secured credit facilities will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months. We may need to incur additional financings to make strategic acquisitions or investments or if our cash flows from operations are less than we expect. We cannot be certain that financing will be available to us on acceptable terms or that financing will be available at all.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	April 4, 2014	September 27, 2013
Cash and cash equivalents	$41.8	$67.1
Working capital	$135.5	$149.8

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $2.9 million as of April 4, 2014, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. Including the amount borrowed under our new term loan facility and excluding approximately $3.5 million of outstanding letters of credit, our total indebtedness was $525.0 million before the unamortized debt discount of $6.1 million as of April 7, 2014. We also had an additional $26.5 million available for borrowing under our new revolving credit facility as of April 7, 2014. Our liquidity requirements are significant, primarily due to debt service requirements. For the three and six months ended April 4, 2014, our interest expense exclusive of debt issue costs and discount amortization was $6.2 million, and $12.8 million, respectively, and our cash interest paid was $10.4 million and $12.4 million, respectively. With the increase in our indebtedness and the increase in the interest rate on the Notes, we expect interest expense to increase for the next several years.

As of April 4, 2014 and September 27, 2013, we were in compliance with the covenants under the agreements governing our then existing senior credit facilities and the indentures governing the Notes.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Six Months Ended
	April 4, 2014	March 29, 2013
Net cash provided by operating activities	$20.2	$9.9
Net cash used in investing activities	(40.0)	(2.7)
Net cash used in financing activities	(5.5)	(3.2)
Net (decrease) increase in cash and cash equivalents	$(25.3)	$4.0

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $20.2 million in the six months ended April 4, 2014 was attributable to net income of $9.0 million and depreciation, amortization and other non-cash charges of $14.5 million, partially offset by net cash used in working capital of $3.3 million. The primary uses of cash for working capital during the six months ended April 4, 2014 were a decrease in accrued expenses and accounts payable, and an increase in inventories. Accrued expenses and accounts payable decreased primarily as a result of a timing difference in the payment of various professional service fees and payment of management bonuses and other employee incentives. Inventories increased to support increased orders and anticipated sales activity in future fiscal quarters. The aforementioned uses of working capital were partially offset by the improved collection of accounts receivable and a decrease in prepaid income taxes resulting from the timing of tax payments and tax liability estimates.

Net cash provided by operating activities of $9.9 million in the six months ended March 29, 2013 was attributable to net income of $2.8 million and depreciation, amortization and other non-cash charges of $11.7 million, which were partially offset by net cash used in working capital of $4.6 million. The primary uses of cash for working capital during the six months ended March 29, 2013 were an increase in inventories and a decrease in accrued expenses. Inventories increased to support increased orders and anticipated sales activity in future fiscal quarters. Accrued expenses decreased primarily as a result of timing difference in payment of various professional service fees and payment of management bonuses and other employee incentives. The aforementioned uses of working capital were partially offset by the improved collection of accounts receivable and an increase in accounts payable as a result of increased inventory purchases.

Investing Activities

Investing activities for the six months ended April 4, 2014 comprised payment of $36.9 million made for the purchase of the outstanding stock of Radant and capital expenditures of $3.1 million. Investing activities for the six months ended March 29, 2013 comprised capital expenditures of $2.7 million.

Financing Activities

Financing activities for the six months ended April 4, 2014 and March 29, 2013 comprised repayment of borrowings under CPII’s term loan facility of $5.5 million and $3.2 million, respectively.

Contractual Obligations

The following table summarizes our significant contractual obligations and the effect that such obligations are expected to have on our liquidity and cash flows in future periods. All contractual obligations listed below are as of April 4, 2014, except for debt-related obligations which are as of April 7, 2014 and reflect borrowings under CPII's new senior credit facilities (in thousands):

		Fiscal Year
	Total	2014 (remaining six months)	2015-2016	2017-2018	Thereafter
Operating leases	$9,070	$1,354	$3,369	$1,987	$2,360
Purchase commitments	43,538	32,375	11,163	—	—
Debt obligations	525,000	1,550	6,200	221,200	296,050
Interest on debt obligations	166,457	16,014	64,410	54,471	31,562
Uncertain tax positions, including interest	3,029	3,029	—	—	—
Total cash obligations	$747,094	$54,322	$85,142	$277,658	$329,972
Standby letters of credit	$3,536	$3,536

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates, a debt level based on mandatory repayments according to the contractual amortization schedule of our new senior credit facilities, and that interest rates in effect on April 7, 2014 remain constant for future periods. The above table excludes any optional and excess cash flow prepayments. The above table also excludes the contingent additional consideration relating to the Radant acquisition.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the timing of payments and actual amounts paid may be different.

As of April 4, 2014, there were no material changes to our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 filed with Securities and Exchange Commission. However, as described above, our contractual debt obligations increased on April 7, 2014 as a result of our new senior credit facilities.

Debt Obligations: As of April 7, 2014, our long-term debt consisted of the following (in thousands):

8.75% Senior Notes due 2018:
Principal	$215,000
Unamortized debt discount	(5,365)
209,635
Senior Secured Credit Facilities:
Revolving credit facility	—
Term loan facility, excluding discount	310,000
Term loan unamortized original issue discount	(775)
309,225
Total long-term debt	518,860
Less: Current portion	3,100
Long-term portion	$515,760
Standby letters of credit	$3,536

8.75% Senior Notes due 2018. On February 11, 2011, we issued $215 million aggregate principal of the Notes that originally bore interest at 8%. The outstanding notes are our senior unsecured obligations. The Parent and each of our existing and future restricted subsidiaries (as defined in the indenture governing the Notes) guarantee the Notes on a senior unsecured basis. As described above, on April 7, 2014, when the amendments in a recent supplemental indenture for the Notes became operative, the interest rate on the Notes increased from 8.00% to 8.75% per annum. Interest is payable in cash.

Senior Secured Credit Facilities. On April 7, 2014, we entered into new senior secured credit facilities consisting of (i) a $310.0 million term loan facility; and (ii) a $30.0 million revolving credit facility, replacing our previous credit facilities in their entirety. We borrowed the full amount of the new term loan facility, and the new revolving credit facility was undrawn at such date (other than approximately $3.5 million of outstanding letters of credit). The proceeds of $309.2 million, net of $0.8 million issue discount, were principally used to:

•	pay in full all amounts due or outstanding under or in respect of CPII’s previous credit facilities,

•	pay a dividend in an aggregate principal amount of $175.0 million to CPII’s direct and/or indirect shareholders, and

•	pay fees, costs and expenses in connection with the foregoing, including the $5.4 million Consent Payment mentioned above.

Except as noted below, the term loan facility will mature on November 17, 2017 and the revolving credit facility will mature on August 19, 2017. However, if, (i) in the case of the term loan, on or before November 17, 2017, and, in the case of the revolving credit facility, on or before August 19, 2017, CPII has repaid or refinanced 65% of the Notes, or (ii) the first lien leverage ratio as of August 19, 2017 is 2.50:1 or less on a pro forma basis, then the term loan will mature on April 7, 2021 and the revolving credit facility will mature on April 7, 2019.
The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swingline borrowings. Our obligations under the new senior secured credit facilities are guaranteed by Parent and CPII’s domestic subsidiaries and are secured by substantially all of the assets of CPII and such guarantors.

Borrowings under the term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate or (b) a base rate. LIBOR and the base rate borrowings under the term loan facility are subject to a 1.00% and 2.00% “floor,” respectively.

The new senior secured credit facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

See Note 13, Subsequent Events, to the accompanying consolidated financial statements for more details on the new senior secured credit facilities.

Special Dividend

On April 7, 2014, immediately upon receiving the proceeds from the financing provided under our new senior secured credit facilities, we paid the special cash dividend officially declared by our board of directors on such date. The special dividend in an aggregate amount of $175.0 million was paid to CPI International Holding LLC, our sole stockholder of record as of the close of business April 2, 2014.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for the three and six months ended April 4, 2014 were $1.5 million and $3.1 million. For fiscal year 2014, ongoing capital expenditures are expected to be approximately $7.5 to $8.5 million and to be funded by cash flows from operating activities.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of April 7, 2014, we had (i) fixed-rate senior notes of $215.0 million due in 2018, which, as of April 7, 2014, bear interest at 8.75% per year, and (ii) under our newly signed senior secured credit facilities, a variable–rate term loan of $310.0 million (net of $0.8 million unamortized original issue discount). Our variable rate debt is subject to changes in the LIBOR rate. As of April 7, 2014, the variable interest rate on the term loan under our new senior secured credit facilities was 4.25%.

We performed a sensitivity analysis to assess the potential loss in future earnings that a 10% increase in the variable portion of interest rates over a one-year period would have on our term loan under our new senior secured credit facilities. The impact was determined based on the hypothetical change from the end of period market rates over a period of one year and would result in no change in future interest expense as a 10% increase in the current variable interest rate would not increase the rate above the “LIBOR floor” in the senior secured credit facilities.

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At April 4, 2014, the fair value of the majority of foreign currency forward contracts was a short-term liability of $1.1 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. At April 4, 2014, the unrealized loss, net of tax of $0.4 million, was $1.1 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next seven fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to anticipated transactions failing to occur for the three and six months ended April 4, 2014.

As of April 4, 2014, we had entered into Canadian dollar forward contracts for approximately $44.1 million (Canadian dollars), or approximately 54% of estimated Canadian dollar denominated expenses for April 2014 through September 2015, at an average rate of approximately 0.92 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

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

In making the assessment of disclosure controls and procedures and of changes in our internal control over financial reporting as of the date of the evaluation, our management has excluded the operations of Radant. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation in the year following the acquisition. We are currently assessing the control environment of this acquired business. Radant’s sales constitute approximately 8% of our sales for the six-month period covered by this report, and Radant’s assets constitute approximately 7% of our total assets as of the end of such period.

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

CPI INTERNATIONAL HOLDING CORP.

Dated:	May 13, 2014	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)