Form 10-Q
period 2014-07-04
CPI International Holding Corp.
filed 2014-08-12
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2014
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
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of August 12, 2014, 1,110 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	July 4, 2014	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$40,496	$67,051
Restricted cash	2,794	2,571
Accounts receivable, net	47,943	52,160
Inventories	98,365	89,832
Deferred tax assets	8,025	13,486
Prepaid and other current assets	10,527	7,068
Total current assets	208,150	232,168
Property, plant, and equipment, net	76,422	76,333
Deferred debt issue costs, net	13,153	9,713
Intangible assets, net	251,464	239,495
Goodwill	197,460	179,727
Other long-term assets	1,186	935
Total assets	$747,835	$738,371

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$3,100	$5,500
Accounts payable	25,143	26,742
Accrued expenses	32,027	27,348
Product warranty	4,795	4,706
Income taxes payable	201	98
Advance payments from customers	15,982	17,996
Total current liabilities	81,248	82,390
Deferred income taxes, non-current	93,591	89,178
Long-term debt, less current portion	515,344	353,233
Other long-term liabilities	11,684	5,818
Total liabilities	701,867	530,619
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	25,322	199,575
Accumulated other comprehensive income	44	86
Retained earnings	20,602	8,091
Total stockholders’ equity	45,968	207,752
Total liabilities and stockholders’ equity	$747,835	$738,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands – unaudited)

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Sales	$119,413	$109,616	$364,451	$309,396
Cost of sales, including $0, $0, $1,539 and $261 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	83,502	75,704	258,875	220,810
Gross profit	35,911	33,912	105,576	88,586
Operating costs and expenses:
Research and development	4,069	3,850	11,686	11,081
Selling and marketing	5,911	5,618	17,655	16,455
General and administrative	7,754	7,227	22,927	20,805
Amortization of acquisition-related intangible assets	2,420	1,947	7,898	7,019
Total operating costs and expenses	20,154	18,642	60,166	55,360
Operating income	15,757	15,270	45,410	33,226
Interest expense, net	9,018	6,753	23,140	20,467
Loss on debt restructuring	7,235	—	7,235	—
(Loss) income before income taxes	(496)	8,517	15,035	12,759
Income tax (benefit) expense	(3,966)	2,366	2,524	3,857
Net income	3,470	6,151	12,511	8,902

Other comprehensive income (loss), net of tax
Unrealized income (loss) on cash flow hedges, net of tax	1,046	(490)	(42)	(1,524)
Total other comprehensive income (loss), net of tax	1,046	(490)	(42)	(1,524)
Comprehensive income	$4,516	$5,661	$12,469	$7,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Nine Months Ended
	July 4, 2014	June 28, 2013
Cash flows from operating activities
Net cash provided by operating activities	$39,641	$30,627

Cash flows from investing activities
Capital expenditures	(4,596)	(3,790)
Acquisitions, net of cash acquired	(36,776)	(5,371)
Net cash used in investing activities	(41,372)	(9,161)

Cash flows from financing activities
Borrowings under new term loan facility	309,225	—
Payment of debt issue costs	(8,734)	—
Payment of debt modification costs	(5,365)	—
Repayment of borrowings under previous term loan facility	(144,175)	(3,200)
Repayment of borrowings under new term loan facility	(775)	—
Dividends paid	(175,000)	—
Net cash used in financing activities	(24,824)	(3,200)

Net (decrease) increase in cash and cash equivalents	(26,555)	18,266
Cash and cash equivalents at beginning of period	67,051	43,006
Cash and cash equivalents at end of period	$40,496	$61,272

Supplemental cash flow disclosures
Cash paid for interest	$15,707	$14,426
Cash paid (received) for income taxes, net	$6,827	$(3,006)
Decrease in accrued capital expenditures	$360	$—

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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2014 and 2013 comprise the 53- and 52-week periods ending October 3, 2014 and September 27, 2013, respectively. Each of the three months ended July 4, 2014 and June 28, 2013 includes 13 weeks. The nine months ended July 4, 2014 and June 28, 2013 include 40 and 39 weeks, respectively. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of July 4, 2014 and for the three and nine months ended July 4, 2014 and June 28, 2013 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013 filed with the Securities and Exchange Commission on December 10, 2013. The condensed consolidated balance sheet as of September 27, 2013 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended July 4, 2014 are not necessarily indicative of results to be expected for the full year.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

In May 2014, the FASB issued an accounting standard update that provides a single model for revenue arising from contracts with customers. This accounting standard update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. This accounting standard update, which will supersede current revenue recognition guidance, is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2018. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact the adoption will have on its consolidated results of operations, financial position or cash flows and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued an accounting standard update that clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under this accounting standard update, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. In the event that an entity determines that it is probable that a performance target will be achieved before the end of the service period, the compensation cost of the award should be recognized prospectively over the remaining service period. This accounting standard update is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. However, early adoption is permitted. The provisions may be applied either prospectively to all awards granted or modified after the effective date of the accounting standard update or retrospectively to all awards with performance targets that are outstanding as of the earliest period presented as well as to all awards granted or modified after the beginning of the earliest period presented. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2017. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3.	Business Combination

On October 1, 2013, the Company completed its purchase of the outstanding stock of Radant Technologies, Inc. (“Radant”), a Massachusetts corporation, for a payment of approximately $36.8 million in cash consideration, net of $0.6 million cash acquired. A maximum of $10.0 million in potential additional payments may be payable if certain financial targets are achieved by Radant over the two years following the date of acquisition. Radant designs, manufactures and tests advanced composite radomes, reflector antennas and structures for defense aerospace and naval applications as well as commercial aerospace applications. The acquisition of Radant provides the Company with advanced technology and specialized products for radar, electronic warfare and communications applications that complement and extend the Company’s broad portfolio of microwave, RF, power and control solutions for these and other critical applications. The results of Radant’s operations were included in the Company’s RF products segment and the Company’s consolidated results of operations beginning on the date of the acquisition.

The purchase of the outstanding stock of Radant (the “Radant acquisition”) constitutes a transaction in which an acquirer obtains control of one or more businesses and, accordingly, the purchase is accounted for under the acquisition method of accounting, in which CPI is deemed to be the accounting acquirer. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. Any excess of the purchase price over the fair value of all assets acquired and liabilities assumed is recognized as goodwill.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table sets forth a preliminary allocation of the total purchase price as of July 4, 2014 to the assets acquired and the liabilities assumed and the resulting goodwill based on the preliminary estimates of fair value. This is a preliminary purchase price allocation, which was based upon valuation information and estimates and assumptions available at July 4, 2014, and, therefore, subject to adjustment on completion of the valuation process.

Purchase price	$37,367
Less: Fair value of assets acquired:
Net current assets	(9,426)
Property, plant and equipment	(5,415)
Identifiable intangible assets	(20,600)
Other long-term assets	(67)
(35,508)
Add: Fair value of liabilities assumed:
Deferred revenue, non-current	5,497
Contingent consideration liability	4,300
Long-term deferred tax liabilities	6,077
15,874

Goodwill	$17,733

Measurement period adjustments represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up until the purchase price allocation is finalized which cannot be any later than one year from the acquisition date. The following table summarizes the measurement period adjustments to fair values of certain acquired assets and assumed liabilities, along with an adjustment to the cash consideration, and their effect on goodwill during the periods presented:

	Three Months Ended	Nine Months Ended
	July 4, 2014	July 4, 2014
Decrease in inventories	$65	65
Increase in property, plant and equipment	(490)	(490)
Decrease in identifiable intangible assets	1,100	1,100
Decrease in deferred revenue	(923)	(1,752)
Increase in deferred tax liabilities, net	1,454	1,454
Adjustment to the cash consideration	(132)	(219)
Net increase in goodwill	$1,074	$158

These measurement period adjustments are properly reflected in the Company’s condensed consolidated balance sheet as of July 4, 2014. However, as these measurement period adjustments did not have a significant impact on the Company’s condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows in any period, the adjustments have therefore been recorded on a prospective basis.

The Company is in the process of finalizing the purchase price allocation and may make additional adjustments to the allocation during the measurement period. The areas of the purchase price allocation that are not yet finalized and are subject to change relate to identifiable intangible assets, tax-related items and the resulting goodwill adjustment. The Company expects to continue to obtain information to finalize these preliminary valuations during the measurement period, which ends during the Company’s fiscal quarter ending October 3, 2014.

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

	Fair Value	Useful Life (years)
Tradenames	$2,300	15
Completed technology	7,300	15
Backlog	2,600	3
Customer relationship	8,400	10
Total identifiable intangible assets	$20,600

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

In connection with the Radant acquisition, the Company incurred various costs totaling $0.1 million and $0.4 million that are included in general and administrative expenses in the condensed consolidated statements of comprehensive income for the three and nine months ended July 4, 2014, respectively. These costs, which the Company expensed as incurred, consist of professional fees payable to financial and legal advisors.

The following unaudited supplemental pro forma results of operations are presented as though the Radant acquisition had occurred as of the beginning of the earliest period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets. The supplemental pro forma results of operations exclude the impact of certain charges that have resulted from or were in connection with the acquisition, including, (i) the utilization of the net increase in the cost basis of inventory, (ii) amortization of backlog, (iii) certain discrete tax expenses, and (iv) expenses in connection with the acquisition. Each of the pro forma adjustments reflected in the supplemental pro forma results of operations are individually immaterial to each period presented, other than the $1.5 million added back to pro forma net income for the nine months ended July 4, 2014, representing the utilization of the net increase in the cost basis of inventory. The supplemental pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the earliest period presented, nor are they necessarily indicative of future operating results.

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Sales	$119,413	$116,836	$364,451	$331,110
Net income	$3,620	$6,073	$15,008	$9,392

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

4.	Supplemental Financial Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts as follows:

	July 4, 2014	September 27, 2013
Accounts receivable	$47,960	$52,239
Less: Allowance for doubtful accounts	(17)	(79)
Accounts receivable, net	$47,943	$52,160

Inventories: The following table provides details of inventories:

	July 4, 2014	September 27, 2013
Raw materials and parts	$49,715	$50,901
Work in process	35,643	28,590
Finished goods	13,007	10,341
	$98,365	$89,832

Reserve for loss contracts: The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Balance at beginning of period	$5,329	$7,907	$4,992	$6,951
Provision for loss contracts, charged to cost of sales	329	560	1,206	2,420
Credit to cost of sales upon revenue recognition	(41)	(3,586)	(581)	(4,490)
Balance at end of period	$5,617	$4,881	$5,617	$4,881

At the end of each period presented above, reserve for loss contracts was reported in the condensed consolidated balance sheet in the following accounts:

	July 4, 2014	June 28, 2013
Inventories	$5,535	$4,527
Accrued expenses	82	354
	$5,617	$4,881

 Goodwill:    The following table sets forth goodwill by reportable segment:

	July 4, 2014	September 27, 2013
RF products	$146,284	$128,551
Satcom equipment	39,715	39,715
Other	11,461	11,461
	$197,460	$179,727

The increase in goodwill resulted from the Radant acquisition in October 2013 (Note 3).

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Product Warranty: The following table summarizes the activity related to product warranty:

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Beginning accrued warranty	$4,790	$3,758	$4,706	$4,066
Actual costs of warranty claims	(1,193)	(1,092)	(3,516)	(3,507)
Assumed from acquisition	—	200	—	200
Estimates for product warranty, charged to cost of sales	1,198	1,239	3,605	3,346
Ending accrued warranty	$4,795	$4,105	$4,795	$4,105

5.	Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, derivative instruments and contingent consideration. The following tables set forth financial instruments carried at fair value by level of fair value hierarchy:

		Fair Value Measurements at July 4, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$32,250	$32,250	$—	$—
Mutual funds[2]	284	284	—	—
Foreign exchange forward derivatives[3]	493	—	493	—
Total assets at fair value	$33,027	$32,534	$493	—

Liabilities:
Foreign exchange forward derivatives[4]	$308	$—	$308	$—
Contingent consideration liability[5]	4,900			4,900
Total liabilities at fair value	$5,208	$—	$308	$4,900

[1] The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
[2] The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
[3] The asset position of foreign currency derivatives is classified as prepaid and other current assets ($376) and other long-term assets ($117) in the condensed consolidated balance sheet.
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

Contingent Consideration

In connection with, and as part of the consideration for, the Radant acquisition in October 2013, the Company will be obligated to make a maximum of $10.0 million in potential additional payments if certain financial targets are achieved by Radant over the two years following the acquisition. These potential earn-out payments are considered contingent consideration. This contingent consideration was measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. Subsequent changes in the fair value of contingent consideration are recognized within general and administrative expenses in the Company’s condensed consolidated statement of comprehensive income. The fair value of the contingent consideration is based on a probability-weighted calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. Key assumptions include a discount rate of 14% and a probability-adjusted level of Radant’s earnings before net interest expense, provision for income taxes and depreciation and amortization (“EBITDA”) in aggregate for the two years following the acquisition. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions.

The following table summarizes the activity related to contingent consideration during the period presented:

Nine Months Ended July 4, 2014
Balance at beginning of period	$—
Contingent consideration from Radant acquisition	4,300
Change in fair value included in earnings	600
Balance at end of period	$4,900

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The change in fair value of the contingent consideration was due to the passage of time and subsequent adjustments in the probability assumptions regarding Radant’s future EBITDA. Other assumptions used for determining the estimated fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity. The estimated fair value of the Company’s long-term debt as of July 4, 2014 and September 27, 2013 using Level 2 fair value inputs was $527.8 million and $365.7 million, respectively, compared to the carrying value of $518.4 million and $358.7 million, respectively.

6.	Long-term Debt

During the three months ended July 4, 2014, the Company refinanced its long-term debt as follows:

•
Amended the terms of the Company’s Senior Notes due 2018 upon completing a consent solicitation of the Note holders in order to increase the aggregate amount of indebtedness permitted under CPII’s senior secured credit facilities from $230.0 million to $365.0 million, to increase the interest rate on the Notes from 8.00% to 8.75% per annum and to modify the restricted payments covenant of said credit facilities in order to allow CPII to pay a one-time dividend of up to $175.0 million to Holding LLC and,

•
Entered into new senior secured credit facilities composed of (a) Term B Loans in an aggregate principal amount of $310.0 million, and (b) a $30.0 million revolving credit facility, and repaid the outstanding balance of the prior senior secured credit facilities.

The Company's long-term debt comprises the following as of the dates presented:

	July 4, 2014	September 27, 2013
Term loan, net of issue discount of $751 and $442	$308,474	$143,733
Senior notes due 2018, net of issue discount of $5,030 and $0	209,970	215,000
	518,444	358,733
Less: Current portion	3,100	5,500
Long-term portion	$515,344	$353,233

Standby letters of credit secured by Revolver	$2,992	$3,848

Senior Secured Credit Facilities

On April 7, 2014 (the “Closing Date”), CPII entered into new senior secured credit facilities (“Senior Credit Facilities”), which provide for (a) Term B Loans in an aggregate principal amount of $310.0 million (“Term Loan”), and (b) a $30.0 million revolving credit facility (“Revolver”), with sub-limits for letters of credit and swingline loans. The Senior Credit Facilities replaced CPII’s prior senior secured credit facilities.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Upon satisfaction of certain specified conditions, including pro forma compliance with a total leverage ratio, CPII may seek commitments for new term loans and revolving loans, not to exceed the sum of (a) $75.0 million, plus (b) the aggregate amount of all prepayments of Term Loans and permanent commitment reductions of the Revolver made prior to or simultaneously with the incurrence of new incremental commitments, plus (c) such additional amounts to the extent CPII maintains a first lien leverage ratio of 3.50:1 or less on a pro forma basis after giving effect to such incremental commitments (“Incremental Cap”). In addition, instead of incremental commitments of term loans or revolving loans under the Senior Credit Facilities, CPII may utilize the Incremental Cap at any time by issuing or incurring incremental equivalent debt, outside of the Senior Credit Facilities, which may be in the form of secured or unsecured debt securities or loans, in each case upon satisfaction of certain specified conditions, including maintaining certain leverage ratios.

The Senior Credit Facilities are guaranteed by Parent and CPII’s domestic subsidiaries and are secured by substantially all of the assets of CPII and such guarantors.

Except as noted below, the Term Loan will mature on November 17, 2017 and the Revolver will mature on August 19, 2017. However, if (a) in the case of the Term Loan, on or before November 17, 2017, and, in the case of the Revolver, on or before August 19, 2017, CPII has repaid or refinanced 65% of its Senior Notes due 2018, or (b) the first lien leverage ratio as of August 19, 2017 is 2.50:1 or less on a pro forma basis, then the Term Loan will mature on April 7, 2021 and the Revolver will mature on April 7, 2019.

On the Closing Date, CPII borrowed the entire $310.0 million available under the Term Loan. The proceeds of $309.2 million, net of $0.8 million issue discount, were principally used to:

•
pay the full balance of $138.7 million which represented the total amounts due or outstanding under or in respect of CPII’s existing senior secured credit facilities (either in cash or an agreement by certain existing lenders to receive loans under the new Term Loan in exchange for their existing debt),

•	pay a dividend in an aggregate principal amount of $175.0 million to CPII’s direct and/or indirect shareholders, and

•	pay fees, costs and expenses in connection with the foregoing, including the $5.4 million consent payment in connection with the consent solicitation for CPII’s Senior Notes due 2018.

No borrowings were made under the Revolver on the Closing Date (other than for approximately $3.0 million of outstanding letters of credit from the existing senior secured credit facilities which were deemed to be issued under the new Senior Credit Facilities), but the Revolver may be used for general corporate purposes at any time after the Closing Date and prior to the maturity date of the Revolver.

Borrowings under the Senior Credit Facilities will bear interest at a rate equal to, at CPII’s option, the LIBOR or the Alternate Base Rate (ABR) plus the applicable margin. LIBOR and ABR borrowings under the Term Loan are subject to a 1.00% and 2.00% “floor,” respectively. The ABR is the greatest of (a) the base rate established by the administrative agent, (b) the federal funds rate plus 0.50% and (c) adjusted LIBOR for a one-month interest period plus 1.00%. For Term Loans, the applicable margin will be 3.25% per annum for LIBOR borrowings and 2.25% per annum for ABR borrowings. The applicable margins under the Revolver, until delivery of financial statements for the first full fiscal quarter ending after the Closing Date, is 3.25% per annum for LIBOR borrowings and 2.25% for ABR Borrowings and thereafter, with respect to the Revolver only, will vary depending on CPII’s total leverage ratio, as defined in the Senior Credit Facilities, and range from 3.25% to 3.00% for LIBOR borrowings and from 2.25% to 2.00% for ABR borrowings.

In addition to customary fronting and administrative fees under the Senior Credit Facilities, CPII will pay letter of credit participation fees equal to the LIBOR margin per annum applicable to the Revolver on the average daily amount of the letter of credit exposure, and a commitment fee on the average daily unused commitments under the Revolver. The commitment fee with respect to the unused portion of the Revolver, until delivery of financial statements for the first full fiscal quarter ending after the Closing Date, is 0.500% per annum and thereafter, will vary depending on CPII’s leverage ratio, as defined in the Senior Credit Facilities, and will range from 0.375% to 0.500% per annum.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Term Loan is payable in equal quarterly installments in annual amounts equal to 1.00% of the original principal amount of the Term Loan, with the remainder due on the Term Loan maturity date.

CPII is required to prepay its outstanding loans under the Senior Credit Facilities, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation:

•	proceeds received from certain asset sales by Parent or any of its restricted subsidiaries subject to reinvestment rights,

•	proceeds received from certain issuances of debt or certain disqualified capital stock by Parent or any of its restricted subsidiaries, and

•
proceeds paid to Parent or any of its restricted subsidiaries from casualty and condemnation events in excess of amounts applied to replace, restore or reinvest in any properties for which proceeds were paid within a specified period.

Annually except for the fiscal year 2014, CPII will also be required to make prepayments within five business days after the date on which the financial statements with respect to each fiscal year are delivered, based on a calculation of excess cash flow, as defined in the Senior Credit Facilities, less optional prepayments and, in the case of the Revolver, corresponding reductions in commitment, made during such fiscal year. A prepayment premium of 1.00% of the aggregate principal amount of Term B Loans which are prepaid pursuant to a repricing transaction, as defined in the Senior Credit Facilities, on or prior to the date that is six months following the Closing Date applies to any such prepayment of the Term Loans. CPII can otherwise make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans.

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

•
amend documents relating to its Senior Notes due 2018 to accelerate the dates principal payments are due thereon or make prepayments relating to subordinated indebtedness, the Senior Notes or permitted incremental debt outside of the Senior Credit Facilities; and

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Subject in certain cases to applicable notice provisions and grace periods, events of default under the Senior Credit Facilities include, among other things: failure to make payments when due; breaches of representations and warranties in the documents governing the Senior Credit Facilities; non-compliance by Parent, and/or the restricted subsidiaries with certain covenants; failure by Parent and/or the restricted subsidiaries to pay certain other indebtedness or to observe any other covenants or agreements that would allow acceleration of such indebtedness; events of bankruptcy or insolvency of CPII, Parent and/or CPII’s material subsidiaries; certain uninsured and unstayed judgments against CPII, Parent and/or CPII’s material subsidiaries; impairment of the security interests in the collateral or the guarantees under the Senior Credit Facilities; and a change in control, as defined in the Senior Credit Facilities. If an event of default occurs and is continuing under the Senior Credit Facilities, the entire outstanding balance may become immediately due and payable.

The refinancing of CPII’s old debt with the Senior Credit Facilities was accounted for as a debt extinguishment in connection with which the Company recorded an expense of $3.8 million included in “loss on debt restructuring” in the condensed consolidated statements of comprehensive income for the three and nine months ended July 4, 2014. This expense primarily represents the write offs of deferred debt issuance costs and unamortized debt discount associated with the previously existing credit facilities. The Company also incurred fees and costs associated with the new Senior Credit Facilities of approximately $8.7 million and $0.8 million that were capitalized and will be amortized as interest expense under the effective interest method over the expected term of the related debt.

The description of the Senior Credit Facilities above does not purport to be complete and is qualified in its entirety by reference to the Senior Credit Facilities.

8.75% Senior Notes due 2018

In February 2011, CPII issued an aggregate of $215 million of Senior Notes due 2018 (the “Notes”) originally bearing interest at the rate of 8.0% per year. The outstanding notes are CPII’s senior unsecured obligations. Parent and each of CPII’s existing and future restricted subsidiaries (as defined in the indenture governing the Notes) guarantee the Notes on a senior unsecured basis. Interest is payable in cash. The indenture governing the Notes limits, subject to certain exceptions, CPII and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock; pay dividends and make other restricted payments; make certain investments; sell assets; create liens; consolidate, merge or sell all or substantially all of CPII’s assets; enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries.

Second Supplemental Indenture. CPII entered into a second supplemental indenture dated as of March 12, 2014, which amended the indenture governing the Notes to:

•	increase the interest rate on the Notes from 8.00% to 8.75% per annum;

•
increase the premium for any optional redemption of the Notes to (i) for redemptions prior to February 15, 2016, the make-whole premium, (ii) for redemptions from February 15, 2016 to February 14, 2017, 4% and (iii) for redemptions thereafter, 1%;

•
increase the aggregate amount of indebtedness under CPII’s senior secured credit facilities that constitutes "Permitted Indebtedness" for purposes of the Limitations on Additional Indebtedness covenant from $230.0 million to $365.0 million; and

•	modify the Restricted Payments covenant in order to allow CPII to pay a one-time dividend of up to $175.0 million to the Company.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

In consideration for these amendments, on April 7, 2014, CPII made an aggregate cash payment of $5.4 million (the “Consent Payment”) to those holders of such Notes who had validly delivered a duly executed consent prior to the applicable expiration date of CPII’s consent solicitation and who had not revoked the consent in accordance with the procedure described in the consent solicitation statement. Upon payment of the Consent Payment, the amendments in the second supplemental indenture for the Notes became operative.

The amendment of the indenture governing the Notes as provided for in the second supplemental indenture was accounted for as debt modification, which resulted in the Company’s recording the Consent Payment mentioned above of $5.4 million as a debt discount netted against the balance of the Notes on the condensed consolidated balance sheet. Debt discount is amortized and recognized as interest expense under the effective interest method over the remaining term of the Notes. Also, the Company recorded an expense of $3.4 million included in “loss on debt restructuring” in the condensed consolidated statements of comprehensive income for the three and nine months ended July 4, 2014 for incurred fees and costs associated with this debt modification.

Debt Maturities:    As of July 4, 2014, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8.75% Senior Notes	Total
2014 (remaining three months)	$775	$—	$775
2015	3,100	—	3,100
2016	3,100	—	3,100
2017	3,100	—	3,100
2018	299,150	215,000	514,150
Thereafter	—	—	—
	$309,225	$215,000	$524,225

The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, and (2) a debt level based on mandatory repayments according to the contractual amortization schedule of the Senior Credit Facilities. The above table excludes any optional and excess cash flow prepayments on the Term Loan. The table also excludes the effect of the Company’s contractual right to repay or refinance the Notes by November 17, 2017, which would extend the maturity date for the Term Loan from November 2017 to April 2021.
Covenants

As of July 4, 2014, the Company was in compliance with the covenants under the agreements governing CPII’s new Senior Credit Facilities and the indentures governing the Notes.

Deferred Debt Issuance Costs

CPII incurred deferred debt issuance costs, excluding issue discount, of $8.7 million associated with its new Senior Credit Facilities and cumulative deferred debt issuance costs, excluding issue discount, of $8.0 million associated with the Notes. As of July 4, 2014, the unamortized deferred debt issuance costs related to CPII’s debt were $13.2 million, net of $3.5 million accumulated amortization. As of September 27, 2013, the unamortized deferred debt issuance costs related to CPII’s prior senior credit facilities and the Notes were $9.7 million, net of $5.6 million accumulated amortization.

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

The Company’s Canadian dollar forward contracts in effect as of July 4, 2014 have durations of four to 18 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the condensed consolidated balance sheets. At July 4, 2014, the unrealized loss, net of tax of $17,000, was $50,000. At September 27, 2013, the unrealized loss, net of tax, was not material. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next six fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to hedge ineffectiveness in the three and nine months ended July 4, 2014 and June 28, 2013.

As of July 4, 2014, the Company had entered into Canadian dollar forward contracts for approximately $41.1 million (Canadian dollars), or approximately 60% of estimated Canadian dollar denominated expenses for July 2014 through September 2015, at an average rate of approximately 0.91 U.S. dollars to one Canadian dollar.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at July 4, 2014 and September 27, 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	July 4, 2014	September 27, 2013	Balance Sheet Location	July 4, 2014	September 27, 2013
Derivatives designated as hedging instruments
Forward contracts	Prepaid and other current assets	$376	$444	Accrued expenses	$308	$236
Forward contracts	Other long-term assets	117	—		—	—
Total derivatives designated as hedging instruments		$493	$444		$308	$236

As of July 4, 2014 and September 27, 2013, the Company had no derivative instruments that were classified as non-hedging instruments. The Company’s derivative assets and liabilities are reported on a gross basis. None of these derivative instruments are subject to master netting arrangements with the Company’s derivative counterparties that would allow for net settlement.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of comprehensive income for the periods of fiscal years 2014 and 2013 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Forward contracts	$898	$(757)	$(1,234)	$(1,941)
Total	$898	$(757)	$(1,234)	$(1,941)

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
		July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Forward contracts	Cost of sales	$(443)	$(106)	$(963)	$98
	Research and development	(27)	1	(109)	(1)
	Selling and marketing	(12)	1	(48)	—
	General and administrative	(14)	1	(57)	—
Total		$(496)	$(103)	$(1,177)	$97

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)
		Three Months Ended		Nine Months Ended
		July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Forward contracts	General and administrative(a)	$61	$46	$180	$196
Total		$61	$46	$180	$196

(a) The amount recognized in income for each period presented represents a gain related to the amount excluded from the assessment of hedge effectiveness.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

8.	Commitments and Contingencies

     Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. At July 4, 2014, future minimum lease payments for all non-cancelable operating lease agreements, including those assumed from Radant, were as follows:

Fiscal Year	Operating Leases
2014 (remaining three months)	721
2015	2,381
2016	1,950
2017	1,660
2018	1,237
Thereafter	2,717
$10,666

Real estate taxes, insurance and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $1.0 million and $0.8 million for the three months ended July 4, 2014 and June 28, 2013, respectively, and $3.1 million and $2.3 million for the nine months ended July 4, 2014 and June 28, 2013, respectively. Assets subject to capital leases at July 4, 2014 and September 27, 2013 were not material.

Contingencies: From time to time, the Company may be subject to claims that arise in the ordinary course of business. In the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows if unfavorably resolved.

9.	Related-party Transactions

A former major stockholder of the newly acquired Radant was retained by the Company to serve as president of the division (the “Radant president”). In connection with, and as part of the consideration for, the Radant acquisition, the Company will be obligated to make a maximum of $10.0 million to the former stockholders of Radant including the Radant president and certain of his relatives in potential additional payments if certain financial targets are achieved by Radant over the two years following the acquisition (see Notes 3 and 5). Also in connection with the acquisition, the Company has entered into a lease agreement for a property in Stow, Massachusetts, that contains a manufacturing plant and office facilities owned by a company controlled by the Radant president. The Company records rent expense for the Stow lease on an arm’s length basis. The Company recorded a rent expense for such lease of $0.1 million and $0.3 million for the three and nine months ended July 4, 2014, respectively.

In connection with the debt refinancing described in Note 6, the Company paid $4.0 million to Veritas Capital Fund Management, L.L.C ("Veritas") during the three months ended July 4, 2014 for a transaction fee in accordance with its advisory agreement with Veritas. The total transaction fee paid comprised (1) $2.5 million attributed to the new Senior Credit Facilities as part of their capitalized debt issuance costs and (2) $1.5 million attributed to the Notes as part of their expensed debt modification costs included in “loss on debt restructuring” on the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended July 4, 2014.

On April 7, 2014, the Company paid a special cash dividend in an aggregate amount of $175.0 million to Holding LLC, the Company’s sole stockholder. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class A membership interests in Holding LLC, including Veritas Capital and certain members of the Company’s management, received a portion of the dividend received by Holding LLC.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

10.	Income Taxes

The condensed consolidated statements of comprehensive income reflect the following income tax expense:

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
(Loss) income before income taxes	$(496)	$8,517	15,035	12,759
Income tax (benefit) expense	$(3,966)	$2,366	2,524	3,857
Effective income tax rate	799.6%	27.8%	16.8%	30.2%

The Company’s 799.6% effective tax rate for the three months ended July 4, 2014 differs from the federal statutory rate of 35.0% primarily due to discrete income tax benefits from the expiration of the statute of limitations for an unrecognized tax benefit and the provision to tax return true-up resulting from filing the U.S. fiscal year 2013 income tax return. The Company’s 27.8% effective tax rate for the three months ended June 28, 2013 differs from the federal statutory rate of 35.0% primarily due to discrete income tax benefits from filing the U.S. fiscal year 2012 income tax return, an adjustment to deferred taxes for the Company's Canadian subsidiary, CPI Canada, due to a change in the income tax reporting currency from the Canadian dollar to U.S. dollar, the domestic manufacturing deduction, and the U.S. research credit, partially offset by foreign earnings that are subject to U.S. federal income tax and non-deductible stock compensation.

The Company’s 16.8% effective tax rate for the nine months ended July 4, 2014 differs from the federal statutory rate of 35.0% primarily due to discrete income tax benefits from the expiration of the statute of limitations for an unrecognized tax benefit and the provision to tax return true-up resulting from filing the U.S. fiscal year 2013 income tax return. The Company’s 30.2% effective tax rate for the nine months ended June 28, 2013 differs from the federal statutory rate of 35.0% primarily due to discrete tax benefits for a provision to tax return true-up from filing the U.S. fiscal year 2012 income tax return, an adjustment to deferred taxes for the Company's Canadian subsidiary, CPI Canada, due to a change in the income tax reporting currency from the Canadian dollar to U.S. dollar, the domestic manufacturing deduction, and the U.S. research credit, partially offset by foreign earnings that are subject to U.S. federal income tax and non-deductible stock compensation.

    The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada and California, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2010. The Company’s Canadian subsidiary is no longer subject to examination by the taxing authorities for fiscal years prior to 2003. The Company has income tax audits in progress in several jurisdictions in which it operates, including an audit by the Canada Revenue Agency (“CRA”) for fiscal years 2010 and 2011 and by California for years 2004 through 2007.

The total liability for gross unrecognized tax benefits of $4.3 million at July 4, 2014 comprised unrecognized tax benefits of $3.1 million and interest and penalties of $1.2 million. For the three and nine months ended July 4, 2014, the total liability for gross unrecognized tax benefits decreased by $3.3 million and $3.0 million, respectively, primarily due to the expiration of the statute of limitations for an unrecognized tax benefit. The total liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $2.5 million as audits close, statutes expire and tax payments are made. The Company’s policy is to classify interest, foreign exchange rate changes and penalties, if any, on unrecognized tax benefits as components of income tax expense.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

11.	Stockholders’ Equity

Special Dividend
On April 7, 2014, the Company’s board of directors officially declared, and the Company paid a special cash dividend in an aggregate amount of $175.0 million to Holding LLC, the Company’s sole stockholder of record as of the close of business April 2, 2014. The special dividend was recorded as a reduction to additional paid-in capital on the accompanying condensed consolidated balance sheet as of July 4, 2014.

Accumulated Other Comprehensive Income

The following table provides the components of accumulated other comprehensive income in the condensed consolidated balance sheets:

	July 4, 2014	September 27, 2013
Unrealized loss on cash flow hedges, net of tax of $17 and $2, respectively	$(50)	$(8)
Unrealized actuarial gain and prior service credit for pension liability, net of tax of $47 and $47, respectively	94	94
Accumulated other comprehensive income	$44	$86
The following table provides changes in accumulated other comprehensive income, net of tax, reported in the Company’s condensed consolidated balance sheets for the three and nine months ended July 4, 2014 and June 28, 2013 (amounts in parentheses indicate debits):

	Three Months Ended
	July 4, 2014			June 28, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(1,096)	$94	$(1,002)	$(247)	$(338)	$(585)
Other comprehensive gain (loss) before reclassifications	674	—	674	(567)	—	(567)
Amounts reclassified from accumulated other comprehensive loss	372	—	372	77	—	77
Net current-period other comprehensive income (loss)	1,046	—	1,046	(490)	—	(490)
Balance at end of period	$(50)	$94	$44	$(737)	$(338)	$(1,075)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

	Nine Months Ended
	July 4, 2014			June 28, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(8)	$94	$86	$787	$(338)	$449
Other comprehensive loss before reclassifications	(925)	—	(925)	(1,451)	—	(1,451)
Amounts reclassified from accumulated other comprehensive loss or income	883	—	883	(73)	—	(73)
Net current-period other comprehensive loss	(42)	—	(42)	(1,524)	—	(1,524)
Balance at end of period	$(50)	$94	$44	$(737)	$(338)	$(1,075)

The following table provides the gross amount reclassified from accumulated other comprehensive income and the corresponding amount of tax relating to gains and losses on cash flow hedges for the three and nine months ended July 4, 2014, and for the three and nine months ended June 28, 2013 (amounts in parentheses indicate debits):

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Amounts reclassified from accumulated other comprehensive loss or income	$496	$103	$1,177	$(97)
Less: Tax	(124)	(26)	(294)	24
Amounts reclassified from accumulated other comprehensive loss or income, net	$372	$77	$883	$(73)

See Note 7, Derivatives Instruments and Hedging Activities, for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the condensed consolidated statements of comprehensive income.

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

Amounts not reported as RF products or satcom equipment are reported as “other.” Other includes the activities of the Company’s Malibu Division and unallocated corporate expenses, such as business combination-related expenses, share-based compensation expense and certain other charges and credits that the Company’s management has determined are non-operational, non-cash items or not directly attributable to the Company’s operating divisions. The Malibu Division is a designer, manufacturer and integrator of advanced antenna systems for radar, radar simulators and telemetry systems, as well as for data links used in ground, airborne, unmanned aerial vehicles (“UAVs”) and shipboard systems.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Sales from external customers
RF products	$90,995	$81,478	$269,459	$231,589
Satcom equipment	21,254	21,883	69,997	63,806
Other	7,164	6,255	24,995	14,001
	$119,413	$109,616	$364,451	$309,396
Intersegment product transfers
RF products	$5,098	$3,592	$17,309	$14,135
Satcom equipment	20	21	30	59
	$5,118	$3,613	$17,339	$14,194
Capital expenditures[a]
RF products	$938	$626	$3,354	$2,762
Satcom equipment	25	31	211	137
Other	387	442	671	891
	$1,350	$1,099	$4,236	$3,790
EBITDA
RF products	$22,475	$19,285	$63,604	$51,126
Satcom equipment	1,934	2,564	6,797	7,795
Other	(10,066)	(1,521)	(14,170)	(9,257)
	$14,343	$20,328	$56,231	$49,664

[a] Capital expenditures incurred on an accrual basis.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

	July 4, 2014	September 27, 2013
Total assets
RF products	$523,864	$473,032
Satcom equipment	110,405	116,835
Other	113,566	148,504
	$747,835	$738,371

The increase in RF products total assets primarily reflects assets derived from Radant, which was acquired by the Company in October 2013 (Note 3). The decrease in Other total assets primarily reflects a net decrease in cash resulting from the Company's recent debt restructuring (Note 6) and dividend payment (Note 11).

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Operating income
RF products	$20,094	$17,158	$56,809	$44,728
Satcom equipment	1,666	2,316	5,930	7,019
Other	(6,003)	(4,204)	(17,329)	(18,521)
	$15,757	$15,270	$45,410	$33,226

The following table reconciles net income to EBITDA:

	Three Months Ended		Nine Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Net income	$3,470	$6,151	$12,511	$8,902
Depreciation and amortization	5,821	5,058	18,056	16,438
Interest expense, net	9,018	6,753	23,140	20,467
Income tax (benefit) expense	(3,966)	2,366	2,524	3,857
EBITDA	$14,343	$20,328	$56,231	$49,664

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of July 4, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$32,216	$8,280	$—	$40,496
Restricted cash	—	—	2,698	96	—	2,794
Accounts receivable, net	—	—	36,097	11,846	—	47,943
Inventories	—	—	73,183	25,992	(810)	98,365
Deferred tax assets	—	—	7,668	357	—	8,025
Intercompany receivable	—	—	85,575	14,534	(100,109)	—
Prepaid and other current assets	1	80	8,376	1,762	308	10,527
Total current assets	1	80	245,813	62,867	(100,611)	208,150
Property, plant and equipment, net	—	—	61,213	15,209	—	76,422
Deferred debt issue costs, net	—	13,153	—	—	—	13,153
Intangible assets, net	—	—	170,834	80,630	—	251,464
Goodwill	—	—	109,307	88,153	—	197,460
Other long-term assets	—	—	1,051	135	—	1,186
Investment in subsidiaries	47,062	760,314	14,810	—	(822,186)	—
Total assets	$47,063	$773,547	$603,028	$246,994	$(922,797)	$747,835
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	—	—	15,942	9,201	—	25,143
Accrued expenses	1,095	7,394	17,161	6,375	2	32,027
Product warranty	—	—	2,722	2,073	—	4,795
Income taxes payable	—	—	10	191	—	201
Advance payments from customers	—	—	12,913	3,069	—	15,982
Intercompany payable	—	5,353	6,428	—	(11,781)	—
Total current liabilities	1,095	15,847	55,176	20,909	(11,779)	81,248
Deferred income taxes, non-current	—	—	71,559	22,032	—	93,591
Long-term debt, less current portion	—	515,344	—	—	—	515,344
Other long-term liabilities	—	—	10,909	775	—	11,684
Total liabilities	1,095	531,191	137,644	43,716	(11,779)	701,867
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	376,245	182,893	(770,238)	—
Equity investment in subsidiary	44	44	9,377	—	(9,465)	—
Additional paid-in capital	25,322	—	—	—	—	25,322
Accumulated other comprehensive income	—	—	—	44	—	44
Retained earnings	20,602	31,212	79,762	20,341	(131,315)	20,602
Total stockholders’ equity	45,968	242,356	465,384	203,278	(911,018)	45,968
Total liabilities and stockholders’ equity	$47,063	$773,547	$603,028	$246,994	$(922,797)	$747,835

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended July 4, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$95,912	$40,823	$(17,322)	$119,413
Cost of sales	—	—	68,643	31,557	(16,698)	83,502
Gross profit	—	—	27,269	9,266	(624)	35,911
Operating costs and expenses:
Research and development	—	—	1,960	2,109	—	4,069
Selling and marketing	—	—	3,624	2,803	(516)	5,911
General and administrative	711	150	5,126	1,585	182	7,754
Amortization of acquisition-related intangible assets	—	—	1,401	1,019	—	2,420
Total operating costs and expenses	711	150	12,111	7,516	(334)	20,154
Operating (loss) income	(711)	(150)	15,158	1,750	(290)	15,757
Interest expense (income), net	—	9,018	2	(2)	—	9,018
Loss on debt restructuring	—	7,235	—	—	—	7,235
(Loss) income before income tax expense and equity in income of subsidiaries	(711)	(16,403)	15,156	1,752	(290)	(496)
Income tax (benefit) expense	(249)	(6,231)	1,784	840	(110)	(3,966)
Equity in income of subsidiaries	3,932	14,104	451	—	(18,487)	—
Net income	3,470	3,932	13,823	912	(18,667)	3,470
Equity in other comprehensive income of subsidiaries, net of tax	1,046	1,046	—	—	(2,092)	—
Other comprehensive income, net of tax
Unrealized income on cash flow hedges, net of tax	—	—	—	1,046	—	1,046
Total other comprehensive income, net of tax	—	—	—	1,046	—	1,046
Comprehensive income	$4,516	$4,978	$13,823	$1,958	$(20,759)	$4,516

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended July 4, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$281,196	$135,149	$(51,894)	$364,451
Cost of sales	—	—	205,711	103,775	(50,611)	258,875
Gross profit	—	—	75,485	31,374	(1,283)	105,576
Operating costs and expenses:
Research and development	—	—	4,808	6,878	—	11,686
Selling and marketing	—	—	10,398	8,531	(1,274)	17,655
General and administrative	2,299	567	15,927	3,948	186	22,927
Amortization of acquisition-related intangible assets	—	—	4,842	3,056	—	7,898
Total operating costs and expenses	2,299	567	35,975	22,413	(1,088)	60,166
Operating (loss) income	(2,299)	(567)	39,510	8,961	(195)	45,410
Interest expense (income), net	—	23,139	6	(5)	—	23,140
Loss on debt restructuring	—	7,235	—	—	—	7,235
(Loss) income before income tax expense and equity in income of subsidiaries	(2,299)	(30,941)	39,504	8,966	(195)	15,035
Income tax (benefit) expense	(853)	(11,757)	13,231	1,977	(74)	2,524
Equity in income of subsidiaries	13,957	33,141	829	—	(47,927)	—
Net income	12,511	13,957	27,102	6,989	(48,048)	12,511
Equity in other comprehensive loss of subsidiaries, net of tax	(42)	(42)	—	—	84	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(42)	—	(42)
Total other comprehensive loss, net of tax	—	—	—	(42)	—	(42)
Comprehensive income	$12,469	$13,915	$27,102	$6,947	$(47,964)	$12,469

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended July 4, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$36,600	$3,041	$39,641
Cash flows from investing activities
Capital expenditures	—	—	(4,171)	(425)	(4,596)
Acquisition, net of cash acquired	—	—	(36,776)	—	(36,776)
Net cash used in investing activities	—	—	(40,947)	(425)	(41,372)
Cash flows from financing activities
Return of intercompany capital	—	9,000	—	(9,000)	—
Intercompany funding	—	15,824	(24,824)	9,000	—
Intercompany dividend	175,000	(175,000)	—	—	—
Borrowings under new term loan facility	—	309,225	—	—	309,225
Payment of debt issue costs	—	(8,734)	—	—	(8,734)
Payment of debt modification costs	—	(5,365)	—	—	(5,365)
Repayment of borrowings under previous term loan facility	—	(144,175)	—	—	(144,175)
Repayment of borrowings under new term loan facility	—	(775)	—	—	(775)
Dividends paid	(175,000)	—	—	—	(175,000)
Net cash used in financing activities	—	—	(24,824)	—	(24,824)
Net (decrease) increase in cash and cash equivalents	—	—	(29,171)	2,616	(26,555)
Cash and cash equivalents at beginning of period	—	—	61,387	5,664	67,051
Cash and cash equivalents at end of period	$—	$—	$32,216	$8,280	$40,496

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 28, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$—	$30,737	$(110)	$30,627
Cash flows from investing activities
Capital expenditures	—	—	(2,835)	(955)	(3,790)
Acquisition	—	—	(3,871)	(1,500)	(5,371)
Net cash used in investing activities	—	—	(6,706)	(2,455)	(9,161)
Cash flows from financing activities
Return of intercompany capital	—	19,181	—	(19,181)	$—
Intercompany funding	—	(15,981)	(3,200)	19,181	—
Repayment of borrowings under CPII’s term loan facility	—	(3,200)	—	—	(3,200)
Net cash used in financing activities	—	—	(3,200)	—	(3,200)
Net increase (decrease) in cash and cash equivalents	—	—	20,831	(2,565)	18,266
Cash and cash equivalents at beginning of period	—	—	34,042	8,964	43,006
Cash and cash equivalents at end of period	$—	$—	$54,873	$6,399	$61,272

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2014 and 2013 comprise the 53- and 52-week periods ending October 3, 2014 and September 27, 2013, respectively. Each of the three months ended July 4, 2014 and June 28, 2013 includes 13 weeks. The nine months ended July 4, 2014 and June 28, 2013 include 40 and 39 weeks, respectively. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

Debt Restructuring

On April 7, 2014, we completed a consent solicitation of the holders of our Senior Notes due 2018 (the “Notes”) pursuant to which we entered into a supplemental indenture governing the Notes. The supplemental indenture amended the indenture by, among other things, increasing the aggregate amount of indebtedness permitted under our senior secured credit facilities from $230.0 million to $365.0 million and increasing the interest rate on the Notes from 8.00% to 8.75% per annum. At the same time, we entered into new senior secured credit facilities which replaced our previous credit facilities in their entirety. The new senior secured credit facilities consist of (i) a $310.0 million term loan facility and (ii) a $30.0 million revolving credit facility. We have borrowed the full amount of the term loan facility thereunder. The proceeds of $309.2 million, net of $0.8 million issue discount, were principally used to: (1) pay all amounts outstanding under our previous credit facilities totaling $138.7 million, (2) pay a dividend totaling $175.0 million to our shareholders, and (3) pay fees, costs and expenses totaling $17.5 million in connection with the foregoing debt restructuring. See “Liquidity and Capital Resources” section below for more information.

Business Combinations

On October 1, 2013, we completed our purchase of the outstanding stock of Radant Technologies, Inc. (“Radant”), a Massachusetts corporation, for a payment of approximately $36.8 million in cash consideration, net of $0.6 million cash acquired. A maximum of $10.0 million in potential additional payments may be payable if certain financial targets are achieved by Radant over the two years following the date of acquisition. Radant designs, manufactures and tests advanced composite radomes, reflector antennas and structures for defense aerospace and naval applications as well as commercial aerospace applications. The acquisition of Radant provides us with advanced technology and specialized products for radar, electronic warfare and communications applications that complement and extend our broad portfolio of microwave, RF, power and control solutions for these and other critical applications. See Note 3, Business Combinations, to the accompanying condensed consolidated financial statements for more information about the Radant acquisition.

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

Our orders by market for the nine months ended July 4, 2014, which included 40 weeks, and June 28, 2013, which included 39 weeks, are summarized as follows (dollars in millions):

	Nine Months Ended
	July 4, 2014		June 28, 2013		(Decrease) Increase
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$136.9	41%	$153.4	40%	$(16.5)	(11)
Medical	56.9	17	55.9	15	1.0	2
Communications	104.5	31	150.8	39	(46.3)	(31)
Industrial	21.9	7	16.6	4	5.3	32
Scientific	13.3	4	9.0	2	4.3	48
Total	$333.5	100%	$385.7	100%	$(52.2)	(14)%

Orders of $333.5 million for the nine months ended July 4, 2014 were $52.2 million, or approximately 14%, lower than orders of $385.7 million for the nine months ended June 28, 2013. Our Radant Division, which resulted from our acquisition of Radant in October 2013, contributed approximately $27 million in orders for the nine months ended July 4, 2014. Explanations for the order increase or decrease by market for the nine months ended July 4, 2014 compared to the nine months ended June 28, 2013 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets decreased 11%. Lower demand for products to support certain domestic radar and electronic warfare systems, including Aegis radar systems, missile radar systems and an electronic countermeasures system, was primarily due to the timing of those programs. Partially offsetting this decrease, our radar and electronic warfare orders in the nine months ended July 4, 2014 included orders for products from our Radant Division.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 2% increase in medical orders resulted principally from an increase in demand for products to support x-ray imaging applications, particularly in Asia. Demand for products to support radiation therapy applications also increased. Partially offsetting these increases, demand for products to support MRI applications decreased.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 31% decrease in communications orders was due, in large part, to a multi-year order totaling more than $25 million for military communications applications that our Malibu Division received in the nine months ended June 28, 2013; this order for advanced tactical common data link (“TCDL”) antenna products was not expected to, and did not, repeat in the nine months ended July 4, 2014. Demand for products to support certain other military communications programs and commercial communications applications, particularly fixed satellite service applications such as satellite broadcast and broadband data communications, also decreased due to the timing of large Ka-band programs. Partially offsetting these decreases, our communications orders in the nine months ended July 4, 2014 included orders for products from our Radant Division and from the former MCL business that we acquired at the end of the third quarter of fiscal year 2013.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $5.3 million increase in industrial orders was due to an increase in demand for products to support electromagnetic vulnerability testing, chemical analysis applications and industrial heating applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $4.3 million increase in scientific orders was due to an increase in orders to support accelerator programs, including the European XFEL superconducting linear accelerator, and a domestic scientific laboratory, and was partially offset by decreased orders to support certain foreign customers.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of July 4, 2014, we had an order backlog of $331.2 million, compared to an order backlog of $324.5 million as of June 28, 2013. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

Results of Operations

We derive our revenue primarily from the sale of microwave and RF products, including high-power microwave amplifiers, satellite communications amplifiers, medical x-ray imaging subsystems and other related products.

Cost of goods sold generally includes costs for raw materials, manufacturing costs, including allocation of overhead and other indirect costs, charges for reserves for excess and obsolete inventory, warranty claims, losses on fixed price contracts and, normally upon a business combination, utilization of the net increase in cost basis of acquired inventory. Operating expenses generally consist of research and development, selling and marketing, general and administrative expenses and amortization of acquisition-related intangibles.

The nine months ended July 4, 2014 consisted of 40 weeks, compared to 39 weeks for the nine months ended June 28, 2013. This additional week in the first nine months of fiscal year 2014 contributed to an increase in each of our sales, cost of sales and operating and other expenses for the period.

Our recent debt restructuring resulted in, and will continue to result in, a substantial increase in interest expense and in amortization of debt issue costs and issue discount. The annual increase in cash interest expense due to the change in interest rate on the Notes is approximately $1.6 million throughout their remaining terms. The annual increase in cash interest expense due to increased borrowings under our new term loan facility is approximately $6.3 million throughout its remaining term. The annual increase in amortization of debt issue costs and issue discount on the Notes and senior secured credit facilities averages $1.8 million throughout their respective remaining terms.

We believe that our acquisitions of Radant in October 2013 and MCL in June 2013 resulted in, and will continue to result in, certain benefits, including cost savings, broader market opportunities, product innovations and operational efficiencies. However, both acquisitions also increased, and will continue to increase, certain of our noncash expenses. Based on preliminary estimates of the fair value of assets acquired, the noncash expenses (on a pretax basis) related to the acquisition of Radant include: (1) a $1.5 million charge in fiscal year 2014 for the utilization of the net increase in cost basis of inventory, and (2) a higher depreciation and amortization expense as a result of the additional intangibles and property, plant and equipment, which is expected to be approximately $3.6 million for each of the first three fiscal years following the date of the acquisition and approximately $2.0 million annually thereafter until said assets are fully amortized or depreciated at various dates through 2028.

Three Months Ended July 4, 2014 Compared to Three Months Ended June 28, 2013
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				Increase (Decrease)
	July 4, 2014		June 28, 2013
	Amount	% of Sales	Amount	% of Sales
Sales	$119.4	100.0%	$109.6	100.0%	$9.8
Cost of sales	83.5	69.9	75.7	69.1	7.8
Gross profit	35.9	30.1	33.9	30.9	2.0
Research and development	4.1	3.4	3.9	3.6	0.2
Selling and marketing	5.9	4.9	5.6	5.1	0.3
General and administrative	7.8	6.5	7.2	6.6	0.6
Amortization of acquisition-related intangibles	2.4	2.0	1.9	1.7	0.5
Operating income	15.8	13.2	15.3	14.0	0.5
Interest expense, net	9.0	7.5	6.8	6.2	2.2
Loss on debt restructuring	7.2	6.0	—	—	7.2
(Loss) income before taxes	(0.5)	(0.4)	8.5	7.8	(9.0)
Income tax (benefit) expense	(4.0)	(3.4)	2.4	2.2	(6.4)
Net income	$3.5	2.9%	$6.2	5.7%	$(2.7)
Other Data:
EBITDA (a)	$14.3	12.0%	$20.3	18.5%	$(6.0)

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

For a reconciliation of Net Income to EBITDA, see Note 12 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended July 4, 2014 and June 28, 2013 are summarized as follows (dollars in millions):

	Three Months Ended
	July 4, 2014		June 28, 2013		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$46.2	39%	$41.5	38%	$4.7	11%
Medical	18.0	15	18.4	17	(0.4)	(2)
Communications	44.2	37	38.4	35	5.8	15
Industrial	5.6	5	6.6	6	(1.0)	(15)
Scientific	5.4	4	4.7	4	0.7	15
Total	$119.4	100%	$109.6	100%	$9.8	9%

Sales of $119.4 million for the three months ended July 4, 2014 were $9.8 million, or approximately 9%, higher than sales of $109.6 million for the three months ended June 28, 2013. Our Radant operations contributed approximately $12 million in sales for the three months ended July 4, 2014. Explanations for the sales increase or decrease by market for the three months ended July 4, 2014 compared to the three months ended June 28, 2013 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets increased 11% due to the inclusion of sales of products from our Radant Division and higher sales of products to support various U.S. radar systems, including Aegis radar systems and the AN/APN-245 Automatic Carrier Landing System (ACLS) Radar Beacon. This increase was partially offset by lower sales to support certain other radar systems.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 2% decrease in sales of our medical products in the three months ended July 4, 2014 was primarily due to lower sales of products to support MRI and radiation therapy applications. Sales of products to support x-ray imaging applications increased, particularly in Asia.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 15% increase in sales in the communications market was primarily due to higher sales of products to support military communications applications, including sales of advanced TCDL antenna products from our Malibu Division and products from our Radant Division. This increase was partially offset by a decrease in sales to support certain other military communications and broadcast applications. Our communications sales in the three months ended July 4, 2014 also included products from the former MCL business that we acquired at the end of the third quarter of fiscal year 2013.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $1.0 million decrease in sales of industrial products in the three months ended July 4, 2014 was primarily due to lower sales to support chemical analysis and electromagnetic vulnerability testing applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.7 million increase in scientific sales was due to higher sales to support foreign accelerator programs.

Gross Profit. Gross profit was $35.9 million, or 30.1% of sales, for the three months ended July 4, 2014 compared to $33.9 million, or 30.9% of sales, for the three months ended June 28, 2013. The $2.0 million increase in gross profit was primarily due to higher sales volume, partially offset by an unfavorable mix of product shipments with lower margins in the three months ended July 4, 2014. The inclusion of the recently acquired Radant Division contributed to the increase in gross profit for the three months ended July 4, 2014 compared to the three months ended June 28, 2013.

Research and Development. Research and development expenses were $4.1 million, or 3.4% of sales, for the three months ended July 4, 2014 and $3.9 million, or 3.6% of sales, for the three months ended June 28, 2013. There was no significant change in research and development expenses for the three months ended July 4, 2014 compared to the three months ended June 28, 2013.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	July 4, 2014	June 28, 2013
Company sponsored	$4.1	$3.9
Customer sponsored	1.7	3.8
	$5.8	$7.7

Customer sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products. The reduction of customer-funded research and development expenses is primarily due to the completion of customer-funded programs for vacuum electronic device products for the scientific markets.
Selling and Marketing. Selling and marketing expenses were $5.9 million, or 4.9% of sales, for the three months ended July 4, 2014, and $5.6 million, or 5.1% of sales, for the three months ended June 28, 2013. The $0.3 million increase in selling and marketing expenses was primarily due to additional resources to support company growth including the Radant Division.
General and Administrative. General and administrative expenses were $7.8 million, or 6.5% of sales, for the three months ended July 4, 2014, and $7.2 million, or 6.6% of sales, for the three months ended June 28, 2013. The $0.6 million increase in general and administrative expenses was primarily due to unfavorable currency translation, higher ongoing expenses resulting from the inclusion of the Radant Division and an increase in the fair value of the Radant contingent earnout liability, partially offset by a reduction in expenses for the negotiation, closing and integration of company acquisitions.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.4 million for the three months ended July 4, 2014 and $1.9 million for the three months ended June 28, 2013. The $0.5 million increase in amortization of acquisition-related intangibles was primarily due to the acquisition of the Radant Division.
Interest Expense, Net (“Interest Expense”). Interest expense was $9.0 million, or 7.5% of sales, for the three months ended July 4, 2014 and $6.8 million, or 6.2% of sales, for the three months ended June 28, 2013. The $2.2 million increase in interest expense for the three months ended July 4, 2014 compared to the three months ended June 28, 2013 is primarily due to the approximately $170.0 million increase in borrowings under the new term loan facility in connection with the April 7, 2014 debt restructuring.
Loss on Debt Restructuring. Loss on debt restructuring of $7.2 million for the three months ended July 4, 2014 is due to expenses incurred in connection with the April 7, 2014 debt restructuring. The loss on debt extinguishment consists of non-cash write-offs of deferred debt issue costs and original issue discount of $3.8 million for the termination of the previous senior secured credit facilities and cash payments to third-party consultants of $3.4 million for services to modify the Notes.

Income Tax (Benefit) Expense. We recorded income tax benefits of $4.0 million for the three months ended July 4, 2014 and income tax expense of $2.4 million for the three months ended June 28, 2013. The effective income tax rate for the three months ended July 4, 2014 was 800%, and the effective income tax rate for the three months ended June 28, 2013 was 28%. The 800% income tax rate for the three months ended July 4, 2014 was higher than our normalized effective income tax rate of approximately 38% primarily due to discrete income tax benefits of $3.4 million from the expiration of the statute of limitations for an unrecognized tax benefit and a $1.0 million provision to tax return true-up from filing the U.S. fiscal year 2013 income tax return. The 28% effective income tax rate for the three months ended June 28, 2013 was lower than our normalized effective income tax rate of approximately 37% for fiscal year 2013 primarily due to discrete tax benefits related to filing prior year U.S. income tax returns and an adjustment to deferred taxes for undistributed earnings of our Canadian subsidiary.
Net Income. Net income was $3.5 million, or 2.9% of sales, for the three months ended July 4, 2014 compared to net income of $6.2 million, or 5.7% of sales, for the three months ended June 28, 2013. The $2.7 million decrease in net income was primarily due to the loss on debt restructuring and higher interest expense in the three months ended July 4, 2014, partially offset by a decrease in income tax expense due to discrete income tax benefits and higher gross profit in the three months ended July 4, 2014.
EBITDA. EBITDA was $14.3 million, or 12.0% of sales, for the three months ended July 4, 2014 compared to $20.3 million, or 18.5% of sales, for the three months ended June 28, 2013. The $6.0 million decrease in EBITDA was primarily due to the loss on debt restructuring in the three months ended July 4, 2014, partially offset by higher gross profit in the three months ended July 4, 2014.

Nine Months Ended July 4, 2014 Compared to Nine Months Ended June 28, 2013
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Nine Months Ended				Increase (Decrease)
	July 4, 2014		June 28, 2013
	Amount	% of Sales	Amount	% of Sales
Sales	$364.5	100.0%	$309.4	100.0%	$55.1
Cost of sales (a)	258.9	71.0	220.8	71.4	38.1
Gross profit	105.6	29.0	88.6	28.6	17.0
Research and development	11.7	3.2	11.1	3.6	0.6
Selling and marketing	17.7	4.9	16.5	5.3	1.2
General and administrative	22.9	6.3	20.8	6.7	2.1
Amortization of acquisition-related intangibles	7.9	2.2	7.0	2.3	0.9
Operating income	45.4	12.5	33.2	10.7	12.2
Interest expense, net	23.1	6.3	20.5	6.6	2.6
Loss on debt restructuring	7.2	2.0	—	—	7.2
Income before taxes	15.0	4.1	12.8	4.1	2.2
Income tax expense	2.5	0.7	3.9	1.3	(1.4)
Net income	$12.5	3.4%	$8.9	2.9%	$3.6
Other Data:
EBITDA (b)	$56.2	15.4%	$49.7	16.1%	$6.5

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for the nine months ended July 4, 2014 and June 28, 2013 includes $1.5 million and $0.3 million, respectively, of utilization of the net increase in cost basis of inventory that resulted from purchase accounting in connection with acquisitions.

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

Sales: Our sales by market for the nine months ended July 4, 2014, which included 40 weeks, and June 28, 2013, which included 39 weeks, are summarized as follows (dollars in millions):

	Nine Months Ended
	July 4, 2014		June 28, 2013		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$138.3	38%	$117.9	38%	$20.4	17%
Medical	55.7	15	58.2	19	(2.5)	(4)
Communications	140.0	39	105.8	34	34.2	32
Industrial	18.5	5	15.9	5	2.6	16
Scientific	12.0	3	11.6	4	0.4	3
Total	$364.5	100%	$309.4	100%	$55.1	18%

Sales of $364.5 million for the nine months ended July 4, 2014 were $55.1 million, or approximately 18%, higher than sales of $309.4 million for the nine months ended June 28, 2013. Our Radant Division contributed approximately $32 million in sales for the nine months ended July 4, 2014. Explanations for the sales increase or decrease by market for the nine months ended July 4, 2014 compared to the nine months ended June 28, 2013 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of orders receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets increased 17% due to the inclusion of sales of products from our Radant Division and higher sales of products to support various U.S. radar systems, including Aegis radar systems and the AN/APN-245 ACLS Radar Beacon.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 4% decrease in sales of our medical products in the nine months ended July 4, 2014 was primarily due to a decrease in sales of products to support periodic x-ray imaging programs in Russia; sales of products for MRI applications and radiation therapy applications also decreased. These decreases were offset by increased sales of products for x-ray imaging programs overall, particularly in Asia.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 32% increase in sales in the communications market was primarily due to higher sales of products to support military communications applications, including sales of advanced TCDL antenna products from our Malibu Division and products from our Radant Division. Sales of products to support certain commercial communications applications, including direct-to-home broadcast programs, increased as well. Our communications sales in the nine months ended July 4, 2014 included products from the former MCL business that we acquired at the end of the third quarter of fiscal year 2013.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $2.6 million increase in sales of industrial products in the nine months ended July 4, 2014 was due to higher sales to support electromagnetic vulnerability testing, chemical analysis and industrial heating applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $0.4 million increase in scientific sales was primarily the result of an increase in sales for certain foreign accelerator programs.

Gross Profit. Gross profit was $105.6 million, or 29.0% of sales, for the nine months ended July 4, 2014 compared to $88.6 million, or 28.6% of sales, for the nine months ended June 28, 2013. The $17.0 million increase in gross profit was primarily due to higher shipment volume, a more favorable mix of products with higher margins and favorable translation of Canadian currency denominated expenses in the nine months ended July 4, 2014, partially offset by a $1.5 million charge for utilization of the net increase in cost basis from the acquisition of the Radant Division. The inclusion of the recently acquired Radant Division and improved performance at the Malibu Division contributed to the increase in gross profit for the nine months ended July 4, 2014 compared to the nine months ended June 28, 2013.
Research and Development. Research and development expenses were $11.7 million, or 3.2% of sales, for the nine months ended July 4, 2014 and $11.1 million, or 3.6% of sales, for the nine months ended June 28, 2013. There was no significant change in research and development expenses for the nine months ended July 4, 2014 compared to the nine months ended June 28, 2013.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Nine Months Ended
	July 4, 2014	June 28, 2013
Company sponsored	11.7	11.1
Customer sponsored	6.4	9.9
	$18.1	$21.0

Customer-sponsored research and development represents non-recurring development costs incurred on customer sales contracts to develop new or improved products. The reduction of customer-funded research and development expenses is primarily due to the completion of customer-funded programs for vacuum electronic device products for the scientific markets.
Selling and Marketing. Selling and marketing expenses were $17.7 million, or 4.9% of sales, for the nine months ended July 4, 2014, and $16.5 million, or 5.3% of sales, for the nine months ended June 28, 2013. The $1.2 million increase in selling and marketing expenses for the nine months ended July 4, 2014 compared to the nine months ended June 28, 2013 was primarily due to additional resources to support company growth including the Radant Division.
General and Administrative. General and administrative expenses were $22.9 million, or 6.3% of sales, for the nine months ended July 4, 2014, and $20.8 million, or 6.7% of sales, for the nine months ended June 28, 2013. The $2.1 million increase in general and administrative expenses was primarily due to higher expenses for the nine months ended July 4, 2014 resulting from the inclusion of the Radant Division and the additional work week, an increase in the fair value of the Radant contingent earnout liability, higher management incentives and Veritas Capital Fund IV, L.P. management fees due to our improved performance, and unfavorable currency translation, partially offset by a reduction in expenses for the negotiation, closing and integration of company acquisitions.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $7.9 million for the nine months ended July 4, 2014 and $7.0 million for the nine months ended June 28, 2013. The $0.9 million increase in amortization of acquisition-related intangibles was primarily due to the acquisition of the Radant Division.
Interest Expense, Net (“Interest Expense”). Interest expense was $23.1 million, or 6.3% of sales, for the nine months ended July 4, 2014 and $20.5 million, or 6.6% of sales, for the nine months ended June 28, 2013. The $2.6 million in interest expense for the nine months ended July 4, 2014 compared to the nine months ended June 28, 2013 is primarily due to the approximately $170.0 million increase in borrowings under the new term loan facility in connection with the April 7, 2014 debt restructuring.
Loss on Debt Restructuring. Loss on debt restructuring of $7.2 million for the nine months ended July 4, 2014 is due to expenses incurred in connection with the April 7, 2014 debt restructuring. The loss on debt extinguishment consists of non-cash write-offs of deferred debt issue costs and original issue discount of $3.8 million for the termination of the previous senior secured credit facilities and cash payments to third-party consultants of $3.4 million for services to modify the Notes.
Income Tax Expense. We recorded an income tax expense of $2.5 million for the nine months ended July 4, 2014 and an income tax expense of $3.9 million for the nine months ended June 28, 2013. The effective income tax rate for the nine months ended July 4, 2014 was 17%, and the effective income tax rate for the nine months ended June 28, 2013 was 30%. The 17% tax rate for the nine months ended July 4, 2014 was lower than our estimated normalized effective income tax rate of 38% for fiscal year 2014 primarily due to discrete income tax benefits of $3.4 million from the expiration of the statute of limitations for an unrecognized tax benefit and a $1.0 million provision to tax return true-up from filing U.S. fiscal year 2013 income tax returns. The 30% income tax rate for the nine months ended June 28, 2013 was lower than our normalized effective income tax rate of 37% for fiscal year 2013 primarily due to discrete tax benefits related to filing prior year U.S. income tax returns and an adjustment to deferred taxes for undistributed earnings of our Canadian subsidiary.
Net Income. Net income was $12.5 million, or 3.4% of sales, for the nine months ended July 4, 2014 compared to $8.9 million, or 2.9% of sales, for the nine months ended June 28, 2013. The $3.6 million increase in net income was primarily due to higher gross profit from higher shipment volume including from Radant in the nine months ended July 4, 2014, partially offset by the loss on debt restructuring and higher interest expense in the nine months ended July 4, 2014.
EBITDA. EBITDA was $56.2 million, or 15.4% of sales, for the nine months ended July 4, 2014 compared to $49.7 million, or 16.1% of sales, for the nine months ended June 28, 2013. The $6.5 million increase in EBITDA was primarily due to higher gross profit from higher shipment volume including from Radant in the nine months ended July 4, 2014, partially offset by the loss on debt restructuring in the nine months ended July 4, 2014.

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

On October 1, 2013, we purchased the outstanding stock of Radant for a payment of approximately $36.8 million in cash consideration, net of $0.6 million cash acquired. We may be required to pay the previous owners of Radant future consideration of up to $10.0 million contingent upon the achievement of certain financial targets over the two years following the date of acquisition.

On April 7, 2014, we completed our long-term debt refinancing consisting of the following:

•
Amended the terms of our Senior Notes due 2018 (the “Notes”) upon completing a consent solicitation of the Note holders in order to increase the aggregate amount of indebtedness permitted under CPII’s senior secured credit facilities from $230.0 million to $365.0 million, to increase the interest rate on the Notes from 8.00% to 8.75% per annum and to modify the restricted payments covenant of said credit facilities in order to allow CPII to pay a one-time dividend of up to $175.0 million to our shareholders. In consideration of the consent solicitation, we made cash payments totaling $5.4 million to the Notes holders that had consented to the indenture amendments (“Consent Payment”).

•
Entered into new senior secured credit facilities composed of (a) Term B Loans in an aggregate principal amount of $310.0 million, and (b) a $30.0 million revolving credit facility, and repaid the outstanding balance of the prior senior secured credit facilities.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	July 4, 2014	September 27, 2013
Cash and cash equivalents	$40.5	$67.1
Working capital	$126.9	$149.8

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $2.8 million as of July 4, 2014, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. Including the amount borrowed under our new term loan facility and excluding approximately $3.0 million of outstanding letters of credit, our total indebtedness was $524.2 million before the total unamortized debt discount of $5.8 million as of July 4, 2014. We also had an additional $27.0 million available for borrowing under our new revolving credit facility as of July 4, 2014. Our liquidity requirements are significant, primarily due to debt service requirements. For the three and nine months ended July 4, 2014, our interest expense exclusive of debt issue costs and discount amortization was $8.1 million, and $20.9 million, respectively, and our cash interest paid was $3.3 million and $15.7 million, respectively. With the increase in our indebtedness and the increase in the interest rate on the Notes, we expect interest expense to increase for the next several years.

As of July 4, 2014, we were in compliance with the covenants under the agreements governing our new senior credit facilities and the indentures governing the Notes.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Nine Months Ended
	July 4, 2014	June 28, 2013
Net cash provided by operating activities	$39.6	$30.7
Net cash used in investing activities	(41.4)	(9.2)
Net cash used in financing activities	(24.8)	(3.2)
Net (decrease) increase in cash and cash equivalents	$(26.6)	$18.3

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $39.6 million in the nine months ended July 4, 2014 was attributable to net income of $12.5 million and depreciation, amortization and other non-cash charges of $27.7 million, partially offset by net cash used in working capital of $0.6 million. The primary uses of cash for working capital during the nine months ended July 4, 2014 were an increase in prepaid income taxes, a decrease in uncertain tax position reserves and a decrease in accounts payable. The timing of tax payments and tax liability estimates brought about the increase in prepaid income taxes. The decrease in reserves for uncertain tax positions was primarily due to the statute of limitation expiration. Accounts payable decreased primarily as a result of a timing difference in inventory purchases and the payment of various professional service fees. The aforementioned uses of working capital were significantly offset by the improved collection of accounts receivable and an increase in accrued interest resulting from the recent debt restructuring activities.

Net cash provided by operating activities of $30.7 million in the nine months ended June 28, 2013 was attributable to net income of $8.9 million; depreciation, amortization and other non-cash charges of $17.5 million; and net cash provided by working capital of $4.3 million. The primary sources of cash for working capital during the nine months ended June 28, 2013 were increases in income taxes and accrued expenses, partially offset by an increase in inventories and a decrease in accounts payable. Income taxes increased due to higher pre-tax earnings; accrued expenses increased primarily as a result of an increase in accrued interest related to the timing of the semi-annual interest payments on our long-term debt; inventories increased to support increased orders and anticipated sales activity in future fiscal quarters; and accounts payable decreased as a result of timing of orders and payments to vendors.

Investing Activities

Investing activities for the nine months ended July 4, 2014 comprised a payment of $36.8 million made for the purchase of the outstanding stock of Radant and capital expenditures of $4.6 million. Investing activities for the nine months ended June 28, 2013 comprised a payment of $5.4 million made for the acquisition of certain assets of MCL and capital expenditures of $3.8 million.

Financing Activities

Financing activities for the nine months ended July 4, 2014 comprised a dividend payment of $175.0 million, repayments of borrowings under CPII’s prior and new term loan facilities of $144.2 million and $0.8 million, respectively, and payments of various costs totaling $14.1 million associated with the recent debt restructuring activities. These financing uses of cash were significantly offset by $309.2 million in net proceeds from borrowings under the new term loan facility. Financing activities for the nine months ended June 28, 2013 comprised a repayment of borrowings under CPII’s prior term loan facility of $3.2 million.

Contractual Obligations

The following table summarizes our significant contractual obligations and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2014 (remaining three months)	2015-2016	2017-2018	Thereafter
Operating leases	$10,666	$721	$4,331	$2,897	$2,717
Purchase commitments	41,814	22,928	18,886	—	—
Debt obligations	524,225	775	6,200	517,250	—
Interest on debt obligations	114,695	7,913	64,379	42,403	—
Uncertain tax positions, including interest	3,164	3,164	—	—	—
Total cash obligations	$694,564	$35,501	$93,796	$562,550	$2,717
Standby letters of credit	$2,992	$2,992

The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, (2) a debt level based on mandatory repayments according to the contractual amortization schedule of our new senior credit facilities, and (3) that interest rates in effect on July 4, 2014 remain constant for future periods. The above table excludes (1) any optional and excess cash flow prepayments on our new term loan facility, (2) the effect of our contractual right to repay or refinance the Notes by November 17, 2017, which would extend the maturity date for the term loan facility from November 2017 to April 2021, and (3) the contingent additional consideration relating to the Radant acquisition.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the timing of payments and actual amounts paid may be different.

As of July 4, 2014, except for an increase in our contractual debt obligations as a result of our new senior credit facilities, there were no other material changes to our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 filed with Securities and Exchange Commission.

Debt Obligations: As of July 4, 2014, our long-term debt consisted of the following (in thousands):

8.75% Senior Notes due 2018:
Principal	$215,000
Unamortized debt discount	(5,030)
209,970
Senior Secured Credit Facilities:
Revolving credit facility	—
Term loan facility, excluding discount	309,225
Term loan unamortized original issue discount	(751)
308,474
Total long-term debt	518,444
Less: Current portion	3,100
Long-term portion	$515,344
Standby letters of credit	$2,992

8.75% Senior Notes due 2018. As described above, on April 7, 2014, when the amendments in a recent supplemental indenture for the Notes became operative, the interest rate on the Notes increased from 8.00% to 8.75% per annum. Interest is payable in cash. In addition to the Consent Payment of $5.4 million mentioned above, we paid and recorded an expense of $3.4 million in the three months ended July 4, 2014 for incurred fees and costs associated with the consent solicitation for the supplemental indenture.

Senior Secured Credit Facilities. On April 7, 2014, we entered into new senior secured credit facilities consisting of (i) a $310.0 million term loan facility; and (ii) a $30.0 million revolving credit facility, replacing our previous credit facilities in their entirety. We drew the full amount of the new term loan facility, and the new revolving credit facility was undrawn at such date (other than approximately $3.0 million of outstanding letters of credit from the existing senior secured credit facilities which were deemed to be issued under the new Senior Credit Facilities). The proceeds of $309.2 million, net of $0.8 million issue discount, were principally used to:

•
pay the full balance of $138.7 million which represented the total amounts due or outstanding under or in respect of CPII’s previous credit facilities (either in cash or an agreement by certain existing lenders to receive loans under the new Term Loan in exchange for their existing debt),

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

We paid and capitalized as debt issuance costs $8.7 million in the three months ended July 4, 2014 for incurred fees and costs associated with the refinancing of our senior credit facilities.

See Note 6, Long-term Debt, to the accompanying consolidated financial statements for more details on the new senior secured credit facilities.

Veritas Advisory Fee

Included in amounts of incurred and paid fees and costs attributed to the consent solicitation for the supplemental indenture of the Notes and the refinancing of our senior credit facilities described above were $4.0 million in total transaction fees we paid to Veritas Capital Fund Management, L.L.C. ("Veritas") in accordance with our advisory agreement with Veritas.

Special Dividend

On April 7, 2014, immediately upon receiving the proceeds from the financing provided under our new senior secured credit facilities, we paid the special cash dividend officially declared by our board of directors on such date. The special dividend in an aggregate amount of $175.0 million was paid to CPI International Holding LLC ("Holding LLC"), our sole stockholder of record as of the close of business April 2, 2014. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class A membership interests in Holding LLC, including Veritas Capital and certain members of our management, received a portion of the dividend received by Holding LLC.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for the three and nine months ended July 4, 2014 were $1.5 million and $4.6 million. For fiscal year 2014, ongoing capital expenditures are expected to be approximately $7.0 to $8.0 million and to be funded by cash flows from operating activities.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of July 4, 2014, we had (i) fixed-rate senior notes of $215.0 million due in 2018, bearing interest at 8.75% per year, and (ii) under our newly signed senior secured credit facilities, a variable–rate term loan of $308.5 million (net of $0.8 million unamortized original issue discount). Our variable rate debt is subject to changes in the LIBOR rate. As of July 4, 2014, the variable interest rate on the term loan under our new senior secured credit facilities was 4.25%.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At July 4, 2014, the fair value of foreign currency forward contracts comprised short- and long-term assets of $0.4 million (prepaid and other current assets) and $0.1 million (other long-term assets), respectively, and a short-term liability of $0.3 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the condensed consolidated balance sheets. At July 4, 2014, the unrealized loss, net of tax of $17,000, was $50,000. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next six fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to anticipated transactions failing to occur for the three and nine months ended July 4, 2014.

As of July 4, 2014, we had entered into Canadian dollar forward contracts for approximately $41.1 million (Canadian dollars), or approximately 60% of estimated Canadian dollar denominated expenses for July 2014 through September 2015, at an average rate of approximately 0.91 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

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

In making the assessment of disclosure controls and procedures and of changes in our internal control over financial reporting as of the date of the evaluation, our management has excluded the operations of Radant. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation in the year following the acquisition. We are currently assessing the control environment of this acquired business. Radant’s sales constitute approximately 9% of our sales for the nine-month period covered by this report, and Radant’s assets constitute approximately 8% of our total assets as of the end of such period.

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
10.1*
Credit Agreement, dated as of April 7, 2014, among CPI International, Inc., as Borrower, CPI International Holding Corp. and the other guarantors party hereto, as Guarantors, the lenders party hereto, UBS Securities LLC and MCS Capital Markets, LLC, as Joint Arrangers and Bookrunners, UBS AG, Stamford Branch, as Swingline Lender, Administrative Agent and Collateral Agent, and UBS AG, Stamford Branch, as Issuing Bank

10.2*	Security Agreement, dated as of April 7, 2014, by CPI International, Inc., as Borrower, the guarantors party hereto and UBS AG, Stamford Branch, as Collateral Agent
10.3*
Third Supplemental Indenture, dated as of April 7, 2014, by and among CPI International, Inc., CPI Locus Microwave, Inc., and CPI Radant Technologies Division Inc., the new Guaranteeing Subsidiaries, and The Bank of New York Mellon Trust Company, N.A., as Trustee, under the Company’s 8.00% Senior Notes due 2018

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

CPI INTERNATIONAL HOLDING CORP.

Dated:	August 12, 2014	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)