Form 10-K
period 2014-10-03
CPI International Holding Corp.
filed 2014-12-11
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended October 3, 2014
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

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of December 11, 2014, 1,110 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

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

CPI International Holding LLC (“Holding LLC”) owns all of the outstanding common stock of CPI International Holding Corp., headquartered in Palo Alto, California (“Parent”), the parent company of CPI International, Inc. (“CPII”). CPII, in turn, owns all of the outstanding equity interests of Communications & Power Industries LLC (“CPI”) and Communications & Power Industries Canada Inc. (“CPI Canada”), CPII’s main operating subsidiaries. As used herein, unless the context indicates or otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to Parent, its consolidated subsidiaries and, where the context so requires, its direct and indirect parent companies. The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and their affiliates, including CICPI Holdings LLC (collectively, “Veritas Capital”) and certain members of CPII’s management beneficially own shares of Parent’s common stock indirectly through their holdings in Holding LLC. Holding LLC, Parent and CPII are holding companies with no material assets or operations other than their respective direct or indirect equity interests in CPI and CPI Canada and activities related thereto.

Our Company

We are a provider of microwave, radio frequency (“RF”), power and control products for applications in the defense, communications, medical, industrial and scientific industries. We develop, manufacture and globally distribute components and subsystems used in the generation, amplification, transmission and reception of microwave signals for a wide variety of systems. These systems include radar, electronic warfare and communications (satellite and point-to-point) systems for military and commercial applications, specialty products used for medical diagnostic imaging and the treatment of cancer, as well as microwave and RF energy generating products for various industrial and scientific pursuits.

We have an extensive portfolio of more than 4,500 products that includes a wide range of electron device products, consisting of vacuum electron devices (“VEDs”), solid-state devices, medical x-ray generators and various electronic power supply and control equipment, as well as satellite communications (“satcom”) amplifiers, advanced antenna technology and, as a result of our acquisition in October 2013 of Radant Technologies, Inc. (“Radant”), advanced composite radomes.

We estimate that our products are currently installed on more than 125 United States defense systems and more than 180 commercial systems. Both defense and commercial applications require the generation, control and transmission of high-power and high-frequency microwave and RF signals for which electron device products are the most efficient technology. Our products are elements of U.S. and foreign military programs and platforms, including numerous airborne, ship-borne and ground-based platforms. In addition to our strong presence in defense applications, we have successfully applied our key technologies to commercial end markets, including communications, medical, industrial and scientific applications, which provide us with a diversified base of sales. Revenues during fiscal year 2014 were split approximately evenly between defense and commercial applications.

We believe that the majority of our VED products are consumable with an average life of between three and seven years, and once they are installed in original equipment, they generate recurring sales of spares and repairs. We regularly work with our customers, often utilizing customer-funded R&D programs to create and upgrade customized products with enhanced bandwidth, power and reliability. We estimate that approximately 30% and 35% of our total sales for fiscal years 2014 and 2013, respectively, were generated from sales of spares and repairs, including upgraded replacements for existing products, providing us with a relatively stable business that is less vulnerable to dramatic shifts in market conditions. In addition, in fiscal years 2014 and 2013, we generated approximately 66% and 63% of our total sales, respectively, from products for which we believe, based on information we collect during the ordering process, that we were the only supplier solicited by the applicable customers to provide such products.

We are organized into seven divisions, including the division formed from our acquisition of Radant. We operate from a total of 10 manufacturing facilities in North America: Palo Alto, California (Microwave Power Products Division), Beverly, Massachusetts (Beverly Microwave Division), Ontario, Canada (Satcom Division and Communications & Medical Products Division), Lisle, Illinois (Satcom Division), Boalsburg, Pennsylvania (Communications & Medical Products Division), Woodland, California (Econco Division), Camarillo, California (Malibu Division), and Clinton, Hudson and Stow, Massachusetts (Radant Division). Communications & Medical Products Division also has a research and development team in Adelaide, Australia specializing in solid-state products for the communications market. We sell and service our products to customers globally through our internal sales, marketing and service force of 167 professionals and 53 external sales organizations. Products are sold directly to the U.S. Department of Defense (“DoD”), foreign military services and commercial customers, as well as to original equipment manufacturers (“OEMs”) and systems integrators for ultimate sales to those customers. The U.S. Government is our only customer that accounted for more than 10% of our sales in fiscal year 2014. Approximately 42%, 37% and 35% of our sales in our 2014, 2013 and 2012 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors.

For the fiscal year ended October 3, 2014, we generated total sales of $475.3 million, net income of $9.1 million and Adjusted EBITDA of $89.8 million. Adjusted EBITDA represents EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization), further adjusted to exclude certain acquisition-related transaction and start-up costs, management fees to Veritas Capital, refinancing expenses and stock-based compensation expense. See Item 6, “Selected Financial Data,” for additional information regarding Adjusted EBITDA.

Markets

We serve five end markets: the radar and electronic warfare (or defense), communications, medical, industrial and scientific markets. Certain of our products are sold in more than one end market depending on the specific power and frequency requirements of the application and the physical operating conditions of the end product. End-use applications of these systems include:

•	the transmission and reception of radar signals for navigation and location;

•	the transmission and reception of deception signals for electronic countermeasures;

•
the transmission, reception and amplification of voice, data (including IP) and video signals for broadcasting, data links, Internet, flight testing and other types of commercial and military communications;

•	the provision of power and control for medical diagnostic imaging;

•	the generation of microwave energy for radiation therapy in the treatment of cancer; and

•	the generation of microwave energy for various industrial and scientific applications.

Our end markets are described below.

Radar and Electronic Warfare Market (Defense)

Approximately half of our product sales for fiscal year 2014 were for U.S. and foreign government and military end use. We are one of three companies in the U.S. that have the facilities and expertise to produce a broad range of high-power microwave products customized to the demanding specifications required for advanced military applications.

We supply products used in various types of military radar systems, including search, fire control and tracking radar systems, as well as weather radar systems. In radar systems, our electron device products are used to generate or amplify electromagnetic energy pulses, which are transmitted via the radar system’s antenna through the air until they strike a target. The return “echo” is read and analyzed by the receiving portion of the radar system, which then enables the user to locate and identify the target. Our electron device products have been an integral element of radar systems for more than six decades. In addition, we supply radomes for radar applications, primarily on aircraft (either nose or belly-mounted), as well as on surface ships and submarines.

We supply microwave power amplifiers and radomes for electronic warfare programs. Electronic warfare systems provide protection for ships, aircraft and high-value land targets against radar-guided weapons by interfering with, deceiving or disabling the threats. Electronic warfare systems include onboard electronic equipment, pods that attach under aircraft wings and expendable decoys. Within an electronic warfare system, our components amplify low-level incoming signals received from enemy radar or enemy communications systems and amplify or modify those signals to enable the electronic warfare system either to jam or deceive the threat. We believe that we are a leading provider of microwave power sources for electronic warfare systems, having sold thousands of devices for those systems and having a sole-provider position in products for certain high-power phased array systems and expendable decoys. Electronic warfare programs also include devices and subsystems being developed or supplied for high-power microwave applications, such as systems to disable and destroy improvised explosive devices (“IEDs”) and Active Denial (a system that uses microwave energy to deter unfriendly personnel). Many of the electronic warfare programs on which we are a qualified supplier are well-entrenched current programs for which we believe that there is ongoing demand.

Our radar and electronic warfare products include microwave and power grid power sources, microwave amplifiers, solid-state amplifiers, receiver protectors, multifunction integrated microwave assemblies and radomes, as well as complete transmitter subsystems consisting of the microwave amplifier, power supply and control system. Our product offering in the radar and electronic warfare market also includes advanced antenna systems for radar and radar simulators. Our products are used in airborne, unmanned aerial vehicles (“UAVs”), ground, shipboard and submarine radar and electronic warfare systems. We believe that we are a leading provider of power grid and microwave power sources for government radar and electronic warfare applications, with an installed base of products on more than 125 systems and a sole-provider position in numerous landmark programs. Key defense platforms on which we provide components include the Aegis radar systems; Phalanx, Automatic Radar Periscope Detection and Discrimination (“ARPDD”), Air Traffic Navigation, Integration and Coordination System (“ATNAVICS”) and Hawk radar systems; MK-53 NULKA shipboard decoy system; SIRFC on-board jamming system; APN-245 Automatic Carrier Landing System (“ACLS”); B-52 and EA-18G aircraft; and many of the U.S. military radar and electronic warfare systems in service.

Our sales in the radar and electronic warfare market, which we also call our defense market, were $181.9 million, $157.3 million and $147.0 million in fiscal years 2014, 2013 and 2012, respectively. On average for the past three fiscal years, approximately 54% of our sales in the radar and electronic warfare market have been generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products.

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

Medical Market

Within the medical market, we focus on diagnostic and treatment applications. For diagnostic applications, we provide products for medical imaging applications, such as x-ray imaging, magnetic resonance imaging (“MRI”) and other applications. For these applications, we provide x-ray generators, subsystems, software and user interfaces, including state-of-the-art, high-efficiency, compact power supplies and modern operator consoles for diagnostic imaging.

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

Sales in the medical market were $73.0 million, $75.3 million and $75.7 million in fiscal years 2014, 2013 and 2012, respectively.

The use of high-power microwave devices in radiation treatment applications has grown in the last several years as major suppliers of therapy equipment have introduced a number of key technological advances that enable their equipment to treat a greater number of oncology-related problems. We believe that this trend will drive continued growth in demand for our products.

For many years, we have been the sole provider of klystron high-power microwave devices to Varian Medical Systems Inc.’s oncology systems division for use in its High Energy Clinac® radiation therapy machines for the treatment of cancer, and we expect this relationship to continue. We also provide x-ray generators for use on the On-Board Imager accessory for medical linear accelerators. The On-Board Imager accessory is an automated system for image-guided radiation therapy that uses high-resolution x-ray images to pinpoint tumor sites. More than 7,000 Varian Medical Systems’ medical linear accelerators for cancer radiotherapy are in service around the world.

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

Communications Market

In the communications market, we provide microwave and millimeter-wave amplifiers for commercial and military communications links for broadcast, video, voice and data transmission. We also provide data link antenna terminals and radomes for military communications applications. Our sales in the communications market were $181.2 million, $150.0 million and $130.4 million in fiscal years 2014, 2013 and 2012, respectively. The communications market is the most dynamic of our end markets, and sales can vary significantly from quarter to quarter due, in part, to the timing and size of our shipments for specific programs during a particular quarter, including, for example, infrastructure programs for commercial direct-to-home or broadband satellite communications applications and military satellite communications programs. Approximately 43% of our total communications sales in fiscal year 2014 were for military communications purposes.

In the past few years, we have expanded our portfolio of communications products organically and through a series of acquisitions. In June 2012, we acquired Codan Satcom, which designs and manufactures solid-state RF subsystems for satellite communications services to commercial and government customers. In June 2013, we acquired certain assets of M C L, Inc. (“MCL”), which manufactures power amplifier products and systems for the satellite communications market. In October 2013, we acquired Radant, which manufactures advanced composite radomes, reflector antennas and structures for defense and communications markets.

Our commercial communications programs include satellite, terrestrial broadcast and over-the-horizon applications. Our military communications programs include satellite, data link and over-the-horizon communications applications. For commercial and military communications applications, our VED and solid-state products amplify and transmit signals within an overall communications system:

•
Ground-based satellite communications transmission systems use our products to enable the transmission of microwave signals, carrying either analog or digital information, from a ground-based station to the transponders on an orbiting satellite by boosting the power of the low-level original signal to desired power levels for transmission over hundreds of miles to tens of thousands of miles to the satellite. The signal is received by the satellite transponder, converted to the downlink frequency and retransmitted to a ground-based receiving station.

The majority of our communications products are sold into the satellite communications market. We estimate that we have a worldwide installed base of more than 43,000 amplifiers. We believe that we are a leading producer of power amplifiers, amplifier subsystems and high-power microwave devices for satellite uplinks, and that we offer one of the industry’s most comprehensive lines of satellite communications amplifiers, with offerings for virtually every currently applicable frequency and power requirement for both fixed and mobile satellite communications applications in the military and commercial arena. We believe that our technological expertise, our well-established worldwide service network and our ability to design and manufacture both the fully integrated amplifier and either the associated high-power microwave device or the solid-state RF device allow us to provide a superior overall service to our customers.

We believe that satellite communication will be a critical element for supplying real time, high data-rate communications, intelligence and battlefield information to the front-line soldier. We currently provide satellite communication amplifiers for military systems, such as the Navy Multiband Terminal (“NMT”), U.S. Special Operations Forces Deployable Node-Family of Terminals (“SDN-Lite FoT”), Warfighter Information Network - Tactical (“WIN-T”), U.S. Navy’s Commercial Broadband Satellite Program (“CBSP”) and U.S. Navy’s Mobile User Objective System (“MUOS”) platforms. We also supply wideband satellite communications radomes for surface ships, aircraft and submarine platforms.

We are participating in satellite communications growth areas, including: amplifiers for Ka-band applications, which is a key enabling technology for the growing network of high throughput satellite (“HTS”) systems, one of the major satellite communications growth areas for both commercial and military applications; the growing application worldwide of conventional and high-definition television for direct-to-home satellite broadcast; the use of satellite communications for broadband data communications; specialized amplifiers for the military communications market; and high-end radomes for in-flight entertainment on commercial aircraft and communications connectivity on commercial and military aircraft.

•
Terrestrial broadcast systems use our products to amplify and transmit signals, including television and radio signals at very high frequencies (“VHFs”) and ultra high frequencies (“UHFs”), or other signals at a variety of frequencies. Through the years, we have established a customer base of several thousand customers in the broadcast market, providing us with opportunities for replacement, spares, upgrade and rebuilding business.

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

Industrial Market

The industrial market includes applications for a wide range of systems used for material processing, instrumentation and voltage generation. We offer a number of specialized product lines to address this diverse market. We produce fully integrated amplifiers that include the associated high-power microwave devices used in instrumentation applications for electromagnetic interference and compatibility testing. Our products are also installed in the power supply modules of industrial equipment using RF energy to perform pipe and plastic welding, textile drying and semiconductor wafer fabrication. We have a line of industrial RF generators and magnetrons that use high-power microwave technology for various industrial heating, cooking and material processing applications. Our magnetrons and transmitters are also used in cargo screening applications. Our sales in the industrial market were $24.6 million, $21.0 million and $24.0 million in fiscal years 2014, 2013 and 2012, respectively.

Scientific Market

The scientific market consists primarily of equipment used in reactor fusion programs and accelerators for the study of high-energy particle physics, referred to as “Big Science.” Generally, in scientific applications, our products are used to generate high levels of microwave or RF energy to accelerate a beam of electrons in order to study the atom and its elementary particles. Our products are also used in research related to the generation of electricity from fusion reactions. Our sales in the scientific market were $14.6 million, $15.8 million and $14.1 million in fiscal years 2014, 2013 and 2012, respectively.

Geographic Markets

We sell our products in approximately a hundred countries. In fiscal year 2014, sales to customers in the U.S., Europe and Asia accounted for approximately 67%, 13% and 17% of our total sales, respectively. No country other than the U.S. accounted for more than 10% of our sales in fiscal year 2014. See “Sales, Marketing and Service.” For financial information about geographic areas, see Note 13, “Segments, Geographic and Customer Information,” to the accompanying consolidated financial statements.

Products
We have an extensive portfolio of more than 4,500 products that is comprised of a wide range of electron device products, including microwave and power grid VEDs and solid-state power devices, in addition to products, such as:

•	satellite communications amplifier subsystems based on both VED and solid-state technology;

•	radar and electronic warfare subsystems;

•	specialized antenna subsystems;

•	advanced composite radomes, reflector antennas and structures;

•	solid-state integrated microwave assemblies;

•	medical x-ray generators and control systems;

•	modulators and transmitters; and

•	various electronic power supply and control equipment and devices.
Additionally, we have developed complementary, more highly integrated subsystems that contain additional components for medical imaging and for satellite communications applications. These integrated subsystems generally sell for higher prices.
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
We sell several categories of VEDs, including:

•
Klystrons and gyrotrons: Klystrons are typically high-power VEDs that operate over a narrow range of frequencies, with power output ranges from hundreds of watts to megawatts and frequencies from 500 kilohertz (KHz) to over 30 GHz. We produce and manufacture klystrons for a variety of radar, communications, medical, industrial and scientific applications. Gyrotron oscillators and amplifiers operate at very high power and VHFs. Power output of one megawatt has been achieved at frequencies greater than 100 GHz. These devices are used in areas such as fusion research, electronic warfare and high-resolution radar.

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

•
Magnetrons: Magnetron oscillators are VEDs capable of generating high-power output at relatively low cost. Magnetrons generate power levels as high as 20 megawatts and cover frequencies up to the 40 GHz range. We design and manufacture magnetrons for radar, electronic warfare and missile programs within the defense market. Shipboard platforms include search and air traffic control radar on most aircraft carriers, cruisers and destroyers of NATO-country naval fleets. Ground-based installations include various military and civil search and air traffic control radar systems. We are also a supplier of magnetrons for use in commercial weather radar and for use in industrial applications, including industrial heating, cooking, material processing and cargo screening applications. Other potential uses for magnetrons include high-power microwave systems for disruption of enemy electronic equipment and the disabling or destruction of roadside bombs and other IEDs.

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

•
Receiver protectors and control components: Receiver protectors are used in the defense market in radar systems to protect sensitive receivers from high-power signals, thereby preventing damage to the receiver. We have been designing and manufacturing receiver protector products for more than 65 years. We believe that we are the world’s largest manufacturer of receiver protectors and the only manufacturer offering the full range of available technologies. We also manufacture a wide range of other components used to control the RF energy in the customer’s system. Our receiver protectors and control components are integrated into prominent fielded military programs. As radar systems have evolved to improve performance and reduce size and weight, we have invested in the latest solid-state technology to develop and manufacture the microwave control components to allow us to offer more fully integrated products, referred to as multifunction assemblies, including receivers, upconverters pulse compression assemblies, low noise amplifiers, switches and oscillators, as required by modern radar systems.

•
Medical x-ray imaging systems: We design and manufacture x-ray generators for medical imaging applications. These consist of power supplies, cooling, control and display subsystems that drive the x-ray equipment used by healthcare providers for medical imaging. The energy in an x-ray imaging system is generated by an x-ray tube, which is another version of a VED that operates in a different region of the electromagnetic spectrum. These generators use the high-voltage and control systems expertise originally developed by us while designing power systems to drive our other VEDs. We have introduced mobile x-ray generators and x-ray generators with imaging processing systems to assist our customers in their migration from film-based radiology systems to digital radiology systems. We also provide the electronics and software subsystems that control and tie together much of the other ancillary equipment in a typical x-ray imaging system.

•
Antenna systems:  We design and manufacture antenna systems for a variety of applications, including radar, electronic warfare, communications and telemetry. Along with a variety of antenna types, including phased array, edge and tilt scanning antennas, conformal electronic scanning antennas, stabilized shipboard tracking antennas and our trademark FLAPS (“Flat Parabolic Surface”) antennas, the antenna systems also include the highly efficient harmonic drive pedestals used to support them. The antenna systems used on airborne, shipboard and ground-based platforms are designed to enable high performance, high data rate transmission at frequencies ranging from one GHz to 100 GHz.

•
Advanced composite radomes, reflector antennas and structures: We design and manufacture advanced composite radomes, reflector antennas and structures for defense aerospace and naval applications and for commercial aerospace applications. A radome is a weatherproof structure that encloses and protects a microwave antenna without interfering with the antenna’s ability to transmit or receive electromagnetic signals. Our products are customized for each system and application based on the operational frequency, RF-performance, structural and environmental requirements of the end system. Our products cover frequencies up to 95 GHz.

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

Backlog

As of October 3, 2014, we had an order backlog of $307.9 million compared to an order backlog of $292.9 million as of September 27, 2013. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is reduced when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Historically, however, the amount of modifications and terminations has not been material compared to total contract volume. Approximately 82% of our backlog as of October 3, 2014 is expected to be filled within fiscal year 2015.

Sales, Marketing and Service
Our global distribution system provides us with the capability to introduce, sell and service our products worldwide. Our distribution system primarily uses our direct sales professionals throughout the world. We have direct sales offices throughout North America, Europe, Asia, Australia and South America. As of October 3, 2014, we had 167 direct sales, marketing and technical support individuals on staff. Our wide-ranging distribution capabilities enable us to serve our international markets, which accounted for approximately 33% of our sales in fiscal year 2014.
Our sales professionals receive extensive technical training and focus exclusively on our products. As a result, they are able to provide knowledgeable assistance to our customers regarding product applications and the introduction and implementation of new technology, and, at the same time, provide local technical support.
In addition to our direct sales force, we use 53 external sales organizations and one significant stocking distributor, Richardson Electronics, Ltd., to service the needs of customers in certain markets. Many of the third-party sales organizations that we use are located outside the U.S. and Europe and focus primarily on customers in South America, Southeast Asia, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, we are better able to meet the needs of our foreign customers by establishing a local presence in lower volume markets. Using both our direct sales force and our largest distributor, Richardson Electronics, we are able to market our products both to end users and to system integrators around the world and to deliver our products with short turn-around times.
Given the complexity of our products, their critical function in customers’ systems and the unacceptably high costs to our customers of system failure and downtime, we believe that our customers view our product breadth, reliability and superior responsive service as key points of differentiation. We offer comprehensive customer support, with direct technical support provided by 31 strategically located service centers, primarily serving satellite communications customers. These service centers are located in the U.S. (California, Georgia and Illinois), Canada (Georgetown, Ontario), Australia, Brazil (three), China (four), India (three), Japan, Peru, Russia (two), Singapore (two), South Africa, South Korea, Taiwan (two), Thailand, The Netherlands, Turkey, the United Arab Emirates and the United Kingdom (two). The service centers enable us to provide extensive technical support and rapid response to customers’ critical spare parts and service requirements throughout the world. In addition, we offer on-site installation assistance, on-site service contracts, a 24-hour technical support hotline and complete product training at our facilities, our service centers and customer sites. We believe that many of our customers specify our products in competitive bids due to our responsive global support and product quality.

Competition
The industries and markets in which we operate are competitive. We encounter competition in most of our business areas from numerous other companies, including units of L-3 Communications Corporation; Thales Electron Devices SA; e2v technologies plc; Teledyne Technologies, Inc.; Comtech Xicom Technology, Inc., a subsidiary of Comtech Telecommunications Corp. (“Comtech”); EMD Technologies, a subsidiary of HEICO Corporation; and TECOM Industries, Inc., a unit of Smiths Interconnect. Some of our competitors have parent entities that have resources substantially greater than ours. In certain markets, some of these competitors are also our customers and/or our suppliers, particularly for products for satellite communications applications. Our ability to compete in our markets depends to a significant extent on our ability to provide high-quality products with shorter lead times at competitive prices and the readiness of our facilities, equipment and personnel.

We also continually engage in research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology or the development of new technology could adversely affect our market position and financial condition. We provide both VED and solid-state alternatives to our customers, and we invest in research and development efforts across a wide range of power and frequency levels in both VED and solid-state technologies. We believe that for the foreseeable future, solid-state devices are well suited for specific lower-power applications but will be unable to compete on a cost-effective basis in the high-power/high-frequency markets that represent the majority of our business. We believe that VED and solid-state technologies currently serve their own specialized markets without significant overlap in most applications. We also invest in research and development efforts for next-generation advanced antenna technology to address future needs for TCDL systems for land-based, ground mobile, airborne and shipboard applications. See “Risk Factors-Risks relating to our business-We face competition in the markets in which we sell our products.”
Research and Development
Total research and development spending was $23.9 million, $26.8 million and $28.2 million during fiscal years 2014, 2013 and 2012, respectively. Total research and development spending consisted of company- and customer-sponsored research and development expense. Company-sponsored research and development costs related to both present and future products are expensed as incurred. Company-sponsored research and development costs were $15.8 million, $14.6 million and $13.5 million during fiscal years 2014, 2013 and 2012, respectively. Customer-sponsored research and development spending represents development costs incurred on customer sales contracts to develop new or improved products. Customer-sponsored research and development costs are charged to cost of sales to match revenue recognized. Customer-sponsored research and development costs based on expenditures incurred as the development work was performed were $8.1 million, $12.2 million and $14.7 million during fiscal years 2014, 2013 and 2012, respectively.
Manufacturing
We manufacture our products at 10 manufacturing facilities in North America. We have implemented modern manufacturing methodologies based upon a continuous improvement philosophy, including just-in-time materials handling, demand flow technology, statistical process control and value-managed relationships with suppliers and customers. Eight of our manufacturing facilities have achieved the ISO 9001 international certification standard. We obtain certain materials necessary for the manufacture of our products, such as molybdenum, cupronickel, oxygen-free high conductivity (“OFHC”) copper, quartz cloth and some cathodes, from a limited group of, or occasionally sole, suppliers. We have long-standing relationships with our key suppliers and many of our critical commodities are covered by long-term blanket agreements. In addition, we continually pursue alternative sources, and we have established a contingency plan designed to ensure a minimal recovery period if a key supplier is lost. We also monitor our key suppliers through ongoing surveillance, using assessments as well as ongoing reviews of supplier performance.

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

Intellectual Property

Our business is dependent, in part, on our intellectual property rights, including trade secrets, patents and trademarks. We rely on a combination of nondisclosure and other contractual arrangements, as well as trade secret, patent, trademark and copyright laws, to protect our intellectual property rights. We do not believe that any single patent or other intellectual property right or license is material to our success as a whole.

On occasion, we have entered into agreements pursuant to which we license intellectual property from third parties for use in our business, and we also license intellectual property to third parties. As a result of contracts with the U.S. Government, some of which contain patent and/or data rights clauses, the U.S. Government has acquired royalty-free licenses or other rights in inventions and technology resulting from certain work done by us on behalf of the U.S. Government. See “Risk Factors - Risks relating to our business - We have only a limited ability to protect our intellectual property rights, which are important to our success.”

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

U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Therefore, long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not approved. See “Risk Factors - Risks relating to our business - A significant portion of our sales is, and is expected to continue to be, from contracts with the U.S. Government, and any significant reduction in the U.S. defense budget or any disruption or decline in U.S. Government expenditures could negatively affect our results of operations and cash flows.”

In addition, our U.S. Government contracts may span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period if the applicable U.S. Government agency does not receive funding or is not satisfied with our performance of the contract. All of our government contracts and most of our government subcontracts can be terminated by the U.S. Government, or another relevant government, either for its convenience or if we default by failing to perform under the contract. Upon termination for convenience of a fixed-price contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the work performed. Upon termination for convenience of a cost-reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination. See Risk Factors - Risks relating to our business - We are subject to risks particular to companies supplying defense-related equipment and services to the U.S. Government. The realization of any of these risks could cause a loss of or decline in our sales to the U.S. Government.”

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

In addition to U.S. laws and regulations, foreign countries may also have laws and regulations governing imports and exports. See “Risk Factors - Risks Relating to our Business - Laws and regulations governing the export of our products could adversely impact our business.”

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

We were formerly the electron device business of Varian Associates. In connection with the sale of that business to us in 1995, Varian Medical Systems, Inc. (as successor to Varian Associates) generally agreed to indemnify us for various environmental liabilities relating to Varian Associates’ electron devices business prior to August 1995. This indemnification is subject to certain exceptions and limitations, including exceptions and limitations arising from later agreements with Varian Medical Systems. In addition, we are generally not indemnified by Varian Medical Systems with respect to liabilities resulting from our operations after August 1995. Pursuant to this agreement, Varian Medical Systems is undertaking environmental investigation and remedial work at our manufacturing facilities in Palo Alto, California, Beverly, Massachusetts, and Georgetown, Ontario, Canada that are known to require remediation.

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

Employees

As of October 3, 2014, we had approximately 1,800 employees. Of the total number of employees, 470 are located outside the U.S. (including approximately 425 in Canada). None of our employees is subject to a collective bargaining agreement, although a limited number of our sales force members located in Europe are members of work councils or unions. We have not experienced any work stoppages, and we believe that we have good relations with our employees.

Financial Information About Segments

For financial information about our segments, see Note 13, “Segments, Geographic and Customer Information,” to the accompanying consolidated financial statements.

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

Approximately 42%, 37% and 35% of our sales in our 2014, 2013 and 2012 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors. Because our U.S. Government contracts are dependent on the U.S. defense budget, any significant disruption or decline in U.S. Government defense expenditures in the future, changes in U.S. Government spending priorities, other legislative changes or changes in our relationship with the U.S. Government could result in the loss of some or all of our government contracts, which, in turn, could result in a decrease in our sales and cash flow.

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

Approximately 42%, 37% and 35% of our sales in our 2014, 2013 and 2012 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors. The U.S. Government has the ability to:

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

We estimate that approximately 8%, 11% and 12% of our sales in fiscal years 2014, 2013 and 2012, respectively, were made directly or indirectly to foreign governments. Significant changes to appropriations or national defense policies, disruptions of our relationships with foreign governments or terminations of our foreign government contracts could have an adverse effect on our business, results of operations and financial condition. Our contracts with foreign governments also subject us to U.S. and international anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act (which also reaches commercial bribery). A judgment or settlement under the provisions of these laws could subject us to substantial monetary penalties and damages, as well as suspension and/or debarment. Suspension or debarment could deny us the ability to retain or obtain U.S. Government contracts or restrict our exporting activity. In addition, any material judgment in this area could result in increased costs, which could negatively affect our results of operations, and could cause a loss of customer confidence, thus adversely affecting our business and future prospects.

We may not be successful in implementing part of our growth strategy if we are unable to identify and acquire suitable acquisition targets or integrate acquired companies successfully, which could adversely affect our business, results of operations and financial condition.

Finding and consummating acquisitions is one of the components of our growth strategy. In furtherance of this strategy, we recently acquired Radant (October 2013) and MCL (June 2013), and we intend to continue to seek to make investments in complementary companies, products or technologies.

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

As of October 3, 2014, our goodwill, developed and core technology and other intangibles amounted to $446.5 million, net of accumulated amortization. We expect to amortize developed and core technology and other definitely-lived intangibles by approximately $11.1 million in each of fiscal years 2015 and 2016, $10.2 million in each of fiscal years 2017, 2018 and 2019, and $161.0 million in the aggregate thereafter. The remaining balance of our intangibles relate to the non-amortizable goodwill and indefinitely-lived tradenames. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to a non-cash write off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

Our international operations subject us to the social, political and economic risks of doing business in foreign countries.

We conduct a substantial portion of our business, employ a substantial number of employees and use external sales organizations in Canada and in other countries outside of the U.S. As a result, we are subject to certain risks of doing business internationally. Direct sales to customers located outside the U.S. were approximately 33%, 34% and 36% in fiscal years 2014, 2013 and 2012, respectively. Circumstances and developments related to international operations that could negatively affect our business, results of operations and financial condition include the following:

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

Licenses or other authorizations are required from U.S. Government agencies for the export of many of our products in accordance with various regulations, including the United States Export Administration Regulations (for commercial products, including “dual use” products with military applications) administered by the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce and the International Traffic in Arms Regulations (for defense articles and defense services) administered by the Directorate of Defense Trade Controls of the U.S. Department of State. Under these regulations, a license or other authorization may be required before transferring certain export-controlled articles or technical data, or providing defense services, to foreign persons, whether in the U.S. or abroad; before exporting certain of our products, services, and technical data outside the U.S.; before engaging in brokering activities involving export-controlled defense articles; and for the temporary import of certain defense articles and technical data. In addition, regulations administered by the OFAC of the U.S. Department of the Treasury govern transactions with countries and persons subject to U.S. trade sanctions, including import as well as export transactions. We are also subject to U.S. Government restrictions on transactions with specific entities and individuals, including, without limitation, those set forth on the Entity List, the Specially Designated Nationals List, the Denied Persons List, the Unverified List, and the U.S. State Department’s lists of debarred parties. We are also subject to U.S. customs laws and regulations, including customs duties, when applicable. Additionally, we are subject to the Anti-Boycott Regulations administered by the U.S. Department of Commerce’s Office of Antiboycott Compliance (“OAC”) and the Boycott Provisions of the Internal Revenue Code (Section 999) administered by the Internal Revenue Service. These laws and regulations could materially adversely impact our sales and business in the following scenarios:

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

We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental and zoning laws and regulations relating, among other things, to wastewater discharge, air emissions, storage and handling of hazardous materials, disposal of hazardous and other wastes and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances and generate wastes that are classified as hazardous. We require permits to conduct many of our operations. Violations of environmental and zoning laws and regulations could result in substantial fines, penalties and other sanctions. Changes in environmental and zoning laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses and storage, certain of our manufacturing processes or our disposal practices, could restrict our ability to operate as we are currently operating or could impose additional costs. The City of Palo Alto has held public hearings regarding the potential adoption of zoning changes which would limit or prohibit the use of certain chemicals essential to our manufacturing operations at our Palo Alto facilities. The City of Palo Alto is gathering additional information, and we expect it to hold future hearings regarding the adoption of zoning changes. The adoption of any such changes could significantly increase our operating costs, could result in delays in our manufacturing process and, therefore, could have a material adverse impact on our results of operations.

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

When we purchased our electron devices business in 1995, a number of the facilities of the business were subject to environmental contamination and remediation. In connection with the sale, Varian Medical Systems generally agreed to indemnify us for various environmental liabilities relating to the business prior to the purchase. This indemnification is subject to certain exceptions and limitations, including exceptions and limitations arising from later agreements with Varian Medical Systems. Varian Medical Systems is undertaking the environmental investigation and remedial work at the manufacturing facilities that are known to require environmental remediation. In addition, Varian Medical Systems has been sued or threatened with suit with respect to environmental obligations related to certain of these manufacturing facilities. If Varian Medical Systems does not comply fully with its indemnification obligations to us or does not continue to have the financial resources to comply fully with those obligations, or if environmental issues arise that are not subject to the Varian Medical Systems’ indemnification, we could be subject to significant liabilities.

Our inability to obtain certain necessary raw materials and key components could disrupt the manufacture of our products and cause our sales and results of operations to suffer.

We obtain certain raw materials and key components necessary for the manufacture of our products, such as molybdenum, cupronickel, OFHC copper, quartz cloth and some cathodes, from a limited group of, or occasionally sole, suppliers. We have long-standing business relationships with our key suppliers and many of our critical commodities are covered by long-term blanket agreements. If any of our suppliers fails to meet our needs, we may not have readily available alternatives. Delays in component deliveries could cause delays in product shipments and require the redesign of certain products. If we are unable to obtain necessary raw materials and key components from our suppliers under favorable purchase terms and/or on a timely basis or to develop alternative sources, our ability to manufacture products could be disrupted or delayed, and our sales and results of operations could suffer.

If we are unable to retain key management and other personnel, our business and results of operations could be adversely affected.

Our business and future performance depends on the continued contributions of key management personnel. Our current management team has an average of more than 30 years experience with us (and our predecessors) in various capacities. Since assuming their current leadership roles in 2002, this team has increased our sales, reduced our costs and grown our business. The unanticipated departure of any key member of our management team could have an adverse effect on our business and our results of operations. In addition, some of our technical personnel, such as our key engineers, could be difficult to replace.

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

Veritas Capital controls us and may have conflicts of interest with us or holders of our debt in the future.

Veritas Capital indirectly beneficially owns substantially all of our outstanding voting shares. As a result of this ownership, Veritas Capital is entitled to elect all or substantially all of our directors, to appoint new management and to approve actions requiring the approval of our stockholder, including approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether holders of our debt believe that any such transactions are in their own best interests.

The interests of Veritas Capital may differ from those of the holders of our debt in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the equity holders might conflict with the interests of the holders of our debt. Veritas Capital also may have an interest in pursuing acquisitions, divestitures, financings (including financings that are secured) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of our debt. Additionally, the indenture governing our notes permits us to pay management advisory fees, dividends or make other restricted payments under certain circumstances, and Veritas Capital may have an interest in our doing so.

Veritas Capital is in the business of making investments in companies, and own, or may from time to time in the future acquire, interests in businesses or provide advice that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Veritas Capital may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions, and Director Independence.”

Our backlog is subject to modifications and terminations of orders, which could negatively impact our sales.

Backlog represents firm orders for which goods and services are yet to be provided, including with respect to government contracts that are cancelable at will. As of October 3, 2014, we had an order backlog of $307.9 million. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume, customers can, and sometimes do, terminate or modify these orders. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

We have experienced and expect to experience fluctuations in our operating results.

We have experienced, and in the future expect to experience, fluctuations in our operating results, including net orders and sales. The timing of customers’ order placement and customers’ willingness to commit to purchase products at any particular time are inherently difficult to predict or forecast. Once orders are received, factors that may affect whether these orders become sales and translate into revenues in a particular quarter include:

•	delay in shipments due to various factors, including cancellations by a customer, delays in a customer’s own production schedules, natural disasters or manufacturing difficulties;

•	delay in a customer’s acceptance of a product; or

•	a change in a customer’s financial condition or ability to obtain financing.

Our operating results may also be affected by a number of other factors, including:

•	general economic conditions in the geographical markets that we serve;

•	reduction in the U.S. defense budget or any disruption or decline in U.S. Government expenditures;

•	sensitivity to rapid technological innovation and obsolescence of existing products;

•	changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products;

•	revenues becoming affected by seasonal influences;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products;

•	timing of the announcement, introduction and delivery of new products or product enhancements by us or by our competitors;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	the impact of changing levels of sales to sole purchasers of certain of our products; and

•	the unfavorable outcome of any litigation.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits, including foreign tax credits;

•	changes in stock-based compensation expense;

•	fluctuations in tax effects of purchase accounting for acquisitions;

•	changes in tax laws, or the interpretation of such tax laws, and changes in generally accepted accounting principles; and/or

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

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

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”), the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. Some of these metals, such as gold, tantalum, tin and tungsten, are commonly used in electronic equipment and devices, including our products. These requirements require companies to annually investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We are required to file our own report with the SEC regarding the sourcing of minerals used in our products. In addition, many of our customers require that we provide sourcing information to them to enable them to comply with their own reporting obligations. Our first report was filed with the SEC on June 2, 2014 for the 2013 calendar year. Complying with these rules requires investigative efforts and cooperation and assistance from our suppliers, which have and will continue to cause us to incur associated costs and could adversely affect the sourcing, supply and pricing of materials used in our products, or result in process or manufacturing modifications, all of which could adversely affect our results of operations.

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

We are highly leveraged. As of October 3, 2014, excluding approximately $3.5 million of letters of credit, our total indebtedness was $523.5 million before unamortized original issue discount of $5.4 million, including our outstanding senior notes and borrowings under the term loan facility of our senior secured credit facilities. We also had an additional $26.5 million available for borrowing under the revolving credit facility included in our senior secured credit facilities.

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

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing our Senior Notes due 2018 (the “Notes”) and the agreements governing such other indebtedness;

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

Our cash interest expense for fiscal years 2014, 2013 and 2012 was $28.3 million, $24.9 million and $25.4 million, respectively. At October 3, 2014, we had $308.5 million aggregate principal amount of variable interest rate indebtedness under our senior secured credit facilities.

Despite our high indebtedness level, we and our subsidiaries may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing our outstanding senior notes and senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $26.5 million that was available to us as of October 3, 2014 for borrowing under our revolving credit facility included in our senior secured credit facilities, we may request, through an incremental facility and subject to certain conditions, additional commitments of up to $75.0 million plus the aggregate amount of term loan repayments and revolving commitment reductions (subject to certain exceptions) plus an unlimited amount at any time so long as after giving effect to such additional commitments certain specified leverage ratios are not exceeded. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face will increase. In addition, the indenture governing our outstanding notes would not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

We will require a significant amount of cash to service our indebtedness.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our senior secured credit facilities, will be adequate to meet our future liquidity needs for at least the next 12 months, barring any unforeseen circumstances that are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, the indenture governing our notes allows us to make significant restricted payments and other dividends. The making of such restricted payments or other dividend payments could affect our ability to pay principal and interest on our debt. We may need to refinance all or a portion of our indebtedness, including our notes, on or before the stated maturity of such indebtedness. There can be no assurance that we will be able to refinance any of our indebtedness, including our senior secured credit facilities and outstanding notes, on commercially reasonable terms, on terms acceptable to us or at all.

Our outstanding senior notes and the guarantees are unsecured and effectively subordinated to our and each guarantor’s existing and future secured indebtedness.

Our outstanding notes and guarantees are not secured by any of our or the guarantors’ assets. The indenture governing these notes permits us and the guarantors to incur secured debt, including pursuant to our senior secured credit facilities and other forms of secured debt. As a result, these notes and the guarantees are effectively subordinated to all of our and each guarantor’s secured obligations to the extent of the value of the assets securing such obligations. If we or the guarantors were to become insolvent or otherwise fail to make payment on our outstanding senior notes or the guarantees, holders of any of our and each guarantor’s secured obligations would be paid first and would receive payments from the assets securing such obligations before the holders of our notes would receive any payments. The noteholders may therefore not be fully repaid if we or the guarantors become insolvent or otherwise fail to make payment on our Notes.

Claims of noteholders are structurally subordinated to claims of creditors of our subsidiaries that do not guarantee our outstanding notes.

Claims of holders of our outstanding notes are structurally subordinated to the claims of creditors of our subsidiaries that do not guarantee the Notes, including trade creditors. All obligations of these subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or creditors of us, including the holders of our outstanding notes. Our non-guarantor subsidiaries accounted for approximately $174.8 million, or 37%, of our net sales for fiscal year 2014, and approximately $242.2 million, or 35%, of our total assets (net of cash and cash equivalents and restricted cash) as of October 3, 2014. Amounts are presented after giving effect to intercompany eliminations.

Our ability to repay our indebtedness, including our outstanding senior notes, is dependent on the cash flow generated by our operating subsidiaries.

Our operating subsidiaries own substantially all of our assets and conduct all of our operations. Accordingly, repayment of our indebtedness, including our outstanding notes, will be dependent on the generation of cash flow by the operating subsidiaries and their ability to make such cash available to CPII, directly or indirectly, by dividend, debt repayment or otherwise. The operating subsidiaries may not be able to or may not be permitted to, make distributions to enable CPII to make payments in respect of its indebtedness, including the Notes. Each operating subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit CPII’s ability to obtain cash from the operating subsidiaries. While the indenture governing our notes limits the ability of the operating subsidiaries to incur consensual encumbrances or restrictions on their ability to pay dividends or make other intercompany payments, those limitations are subject to waiver and certain qualifications and exceptions.

The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.

Our senior secured credit facilities and the indenture governing our outstanding senior notes contain a number of significant restrictions and covenants that limit our ability to:

•	incur additional indebtedness or issue equity interests;

•	sell assets or consolidate or merge with or into other companies;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments and loans;

•	incur liens;

•	prepay, redeem or repurchase subordinated debt;

•	enter into certain types of transactions with our affiliates;

•	enter into sale and leaseback transactions; and

•	amend or waive provisions of charter documents in a manner materially adverse to the lenders.

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. If we violate these covenants and are unable to obtain waivers from our lenders, our debt under these agreements would be in default and could be accelerated by our lenders. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness. In addition, the lenders under our senior secured credit facilities could proceed against the collateral securing that indebtedness. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our outstanding notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

The lenders under our senior secured credit facilities have the discretion to release any subsidiary guarantor under our senior secured credit facilities in a variety of circumstances, which would cause those subsidiary guarantors to be released from their guarantees of our outstanding notes.

While any obligations under our senior secured credit facilities remain outstanding, any subsidiary guarantee of our outstanding notes may be released without action by, or consent of, any holder of the Notes or the trustee under the indenture governing the Notes, at the discretion of lenders under the senior secured credit facilities, if the related subsidiary guarantor is no longer a guarantor of obligations under our senior secured credit facilities or any other indebtedness. The lenders under our senior secured credit facilities would have the discretion to release the subsidiary guarantees under our senior secured credit facilities in a variety of circumstances. Any holder of our notes will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the Notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

The Parent’s guarantee of our outstanding notes may not provide any additional credit support for the Notes.

Since the Parent has no significant operations or assets, its guarantee of the Notes provides little, if any, additional credit support for the Notes and investors should not rely on this guarantee in evaluating an investment in the Notes. The indenture permits the Parent to be released from its guarantee of the Notes at any time without the consent of any holder of Notes.

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

If a change of control (as defined in the indenture) occurs, we will be required to offer to purchase our outstanding notes at 101% of their principal amount plus accrued and unpaid interest. If a purchase offer obligation arises under the indenture governing the Notes, a change of control could also occur under our new senior secured credit facilities, which could result in the acceleration of the indebtedness outstanding thereunder. Any of our future debt agreements may contain similar restrictions and provisions. If a purchase offer were required under the indenture for our debt, we may not have sufficient funds to pay the purchase price of all debt, including our outstanding notes, that we are required to purchase or repay.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own, lease or sublease manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1,173,000 square feet, of which approximately 1,080 square feet are leased or subleased to a third party. The table that follows provides summary information regarding principal properties owned or leased by us:

	Square Footage
Location	Owned		Leased/ Subleased		Segment Using the Property
Georgetown, Ontario, Canada	193,200		22,000		RF products and satcom equipment
Beverly, Massachusetts	174,000	(a)			RF products
Woodland, California	36,900		9,900		RF products
Palo Alto, California			418,300	(b)	RF products and satcom equipment
Stow, Massachusetts			72,000		RF products
Clinton, Massachusetts			94,200		RF products
Mountain View, California			40,900		RF products
Camarillo, California			37,700		Other
Lisle, Illinois			21,500		Satcom equipment
Boalsburg, Pennsylvania			16,200		RF products
Hudson, Massachusetts			9,000		RF products
Various other locations			27,100	(c)	RF products, satcom equipment and other

(a)	Includes approximately 1,080 square feet leased to a tenant.
(b)	Includes approximately 49,000 square feet that are subleased from Varian Medical Systems, Inc., which leases the land from Stanford University.
(c)	Leased facilities occupied primarily by our field sales and service organizations.

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

There is no established public trading market for our common stock. All of our outstanding shares of common stock are held by our parent, CPI International Holding LLC (“Holding LLC”). We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are generally restricted by our senior secured credit facility covenants and the indenture for the senior subordinated notes. The declaration and payment of dividends also is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. On April 7, 2014, our board of directors officially declared, and we paid, a special cash dividend in an aggregate amount of $175.0 million to Holding LLC.

Item 6.	Selected Financial Data

As used in this section, unless the context indicates or otherwise requires, for periods prior to the February 2011 merger with The Veritas Capital Fund IV, L.P. and its affiliates (“Veritas Capital”), the term “Predecessor” refers to CPI International, Inc. and its consolidated subsidiaries, and, for periods after the 2011 merger, the term “Successor” refers to CPI International Holding Corp. and its consolidated subsidiaries.

The following table presents our selected historical consolidated financial information as of and for the periods presented. The selected historical financial information as of October 3, 2014 and September 27, 2013, and for the fiscal years ended October 3, 2014, September 27, 2013 and September 28, 2012 has been derived from Successor’s audited financial statements included elsewhere in this Annual Report. The selected historical financial information as of September 28, 2012, September 30, 2011, and for the for the period February 11, 2011 to September 30, 2011 has been derived from Successor’s audited financial statements that are not included in this Annual Report. The selected historical financial information as of October 1, 2010 and for the for the period October 2, 2010 to February 10, 2011 and the fiscal year ended October 1, 2010 has been derived from Predecessor’s audited financial statements that are not included in this Annual Report. The combined results for the fiscal year ended September 30, 2011 presented below represent the addition of the results of Predecessor for the period October 2, 2010 to February 10, 2011 and the results of Successor and its consolidated subsidiaries for the period February 11, 2011 to September 30, 2011. This combination does not comply with generally accepted accounting principles (“GAAP”) in the U.S. or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results. Fiscal year 2014 comprised 53 weeks and all other fiscal years presented comprised 52 weeks each.

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

FIVE-YEAR SELECTED FINANCIAL DATA
(dollars in thousands)

Fiscal Year
2014	2013	2012	2011	2010
Successor	Predecessor
Combined
Fiscal year	Period	Period	Fiscal year
Fiscal year ended	ended	February 11 to	October 2, 2010 to	ended
October 3, 2014	September 27, 2013	September 28, 2012	September 30, 2011	September 30, 2011	February 10, 2011	October 1, 2010
Statement of Operations Data:
Sales	$475,301	$419,408	$391,150	$388,721	$264,498	$124,223	$360,434
Cost of sales(1)	336,679	301,321	282,391	286,405	195,001	91,404	251,987
Gross profit	138,622	118,087	108,759	102,316	69,497	32,819	108,447
Research and development	15,825	14,602	13,499	14,792	9,798	4,994	12,429
Selling and marketing	23,542	21,925	21,738	21,882	13,618	8,264	20,794
General and administrative	32,545	29,034	25,209	26,946	15,093	11,853	24,988
Amortization of acquisition-related intangible assets	10,480	8,994	13,983	13,139	12,140	999	2,749
Strategic alternative transaction expenses(2)	—	—	—	14,223	9,555	4,668	19,913
Total operating costs and expenses	82,392	74,555	74,429	90,982	60,204	30,778	80,873
Operating income	56,230	43,532	34,330	11,334	9,293	2,041	27,574
Interest expense, net	32,182	27,237	27,230	23,496	17,708	5,788	15,213
Loss on debt restructuring(3)	7,235	—	—	134	134	—	—
Income tax expense (benefit)	7,696	5,406	3,415	(1,083)	(2,066)	983	5,622
Net income (loss)	$9,117	$10,889	$3,685	$(11,213)	(6,483)	$(4,730)	$6,739

Other Financial Data:
Net cash provided by operating activities	$53,637	$38,165	$25,050	$17,844	$13,567	$4,277	$19,808
Net cash used in investing activities(4)	$(44,450)	$(10,920)	$(15,499)	$(377,852)	$(375,412)	$(2,440)	$(4,533)
Net cash (used in) provided by financing activities	$(25,621)	$(3,200)	$(1,500)	$352,134	$349,931	$2,203	$1,402
Cash capital expenditures	$7,674	$4,938	$7,584	$7,352	$4,918	$2,434	$4,492
Depreciation and amortization(5)	$23,950	$21,627	$25,317	$22,745	$18,628	$4,117	$11,072
Operating income margin(6)	11.8%	10.4%	8.8%	2.9%	3.5%	1.6%	7.7%
Net income (loss) margin(7)	1.9%	2.6%	0.9%	(2.9)%	(2.5)%	(3.8)%	1.9%
EBITDA(8)	$72,945	$65,159	$59,647	$33,945	$27,787	$6,158	$38,646
EBITDA margin(9)	15.3%	15.5%	15.2%	8.7%	10.5%	5.0%	10.7%
Adjusted EBITDA(8)	$89,829	$72,834	$64,416	$62,358	$46,977	$15,381	$61,599
Adjusted EBITDA margin(9)	18.9%	17.4%	16.5%	16.0%	17.8%	12.4%	17.1%
Ratio of earnings to fixed charges(10)	1.50	x	1.58	x	1.25	x	N/A	—	—	1.77	x

Operating Data (at period end):
Backlog	$307,905	$292,859	$241,943	$247,334	$247,334	$241,943

Balance Sheet Data (at period end):
Working capital(11)	$128,169	$149,778	$126,941	$102,962	$102,962	$44,753
Total assets	$746,328	$738,371	$727,002	$724,299	$724,299	$478,276
Long-term debt, including current portion	$518,038	$358,733	$361,813	$363,197	$363,197	$194,934
Total stockholders’ equity	$42,144	$207,752	$196,216	$189,896	$189,896	$183,940

Footnotes (dollars in thousands):

(1)
For fiscal years 2014, 2013 and 2012 and the period February 11, 2011 to September 30, 2011, includes $1,539, $391, $248 and $7,703, respectively, of utilization of the net increase in cost basis of inventory due to purchase accounting.

(2)
For the period February 11, 2011 to September 30, 2011, represents transaction expenses relating to the February 2011 merger with Veritas Capital. For the period October 2, 2010 to February 10, 2011, represents transaction expenses relating to the sale of the Predecessor. For fiscal year 2010, represents the termination fee relating to a terminated merger agreement between Predecessor and Comtech and transaction costs, such as fees for investment bankers, attorneys and other professional services rendered in conjunction with exploring strategic alternatives for the Predecessor.

(3)
For fiscal year 2014, represents the write-offs of deferred debt issuance costs and unamortized debt discount of approximately $3,850 associated with the refinancing of CPI International, Inc.'s (“CPII's”) senior secured credit facilities and incurred fees and costs of $3,385 associated with the consent solicitation relating to the amendment of the indenture governing the CPII’s senior notes due 2018. For the period February 11, 2011 to September 30, 2011, represents bond tender fees and other related expenses of $621, offset by $487 gain from debt repayment at less than carrying value.

(4)
For fiscal years 2014, 2013 and 2012, includes $36,776, $5,982 and $7,516 of cash used for the acquisition of Radant, MCL and Codan Satcom, respectively. For the period February 11, 2011 to September 30, 2011, includes $370,490 of cash used for the acquisition of Predecessor.

(5)	Excludes amortization of deferred debt issuance costs and issue discount, which are included in interest expense, net.

(6)	Operating income margin represents operating income divided by sales.

(7)	Net income (loss) margin represents net income (loss) divided by sales.

(8)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. We believe that EBITDA is useful to assess our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures.

Adjusted EBITDA represents EBITDA further adjusted to exclude certain acquisition-related transaction and start-up costs, management fees to Veritas Capital, refinancing expenses, strategic alternative transaction expenses and stock-based compensation expense. Adjusted EBITDA is calculated in accordance with the definitions contained in our debt agreements and is the basis for the calculations to determine our compliance with various covenants contained therein. We believe that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and to monitor compliance with certain covenants contained in our debt agreements.
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
EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP and have important limitations as analytical tools. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (loss), operating income or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or operating cash flows as measures of liquidity. Our use of the terms EBITDA and Adjusted EBITDA varies from others in our industry. The calculation of Adjusted EBITDA in accordance with our debt agreements allows us to add back certain charges described above that are deducted in calculating EBITDA and/or net income (loss). However, some of these expenses may recur, vary greatly and are difficult to predict. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by said expenses.

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Successor					Predecessor
				Combined
				Fiscal year	Period	Period	Fiscal year
	Fiscal year ended			ended	February 11 to	October 2, 2010 to	ended
	October 3, 2014	September 27, 2013	September 28, 2012	September 30, 2011	September 30, 2011	February 10, 2011	October 1, 2010
Net income (loss)	$9,117	$10,889	$3,685	$(11,213)	$(6,483)	$(4,730)	$6,739
Depreciation and amortization(a)	23,950	21,627	25,317	22,745	18,628	4,117	11,072
Interest expense, net	32,182	27,237	27,230	23,496	17,708	5,788	15,213
Income tax expense (benefit)	7,696	5,406	3,415	(1,083)	(2,066)	983	5,622
EBITDA	$72,945	$65,159	$59,647	$33,945	$27,787	$6,158	$38,646
Plus adjustments:
Stock compensation expense(b)	1,014	1,010	1,001	4,929	374	4,555	3,040
Refinancing expenses(c)	7,456	—	—	134	134	—	—
Acquisition-related expenses(d)	4,177	4,063	1,489	—	—	—	—
Strategic alternative transaction expenses(e)	—	—	—	14,223	9,555	4,668	19,913
Veritas Capital management fees(f)	2,698	2,211	2,031	1,424	1,424	—	—
Utilization of net increase in cost basis of inventory(g)	1,539	391	248	7,703	7,703	—	—
Adjusted EBITDA	$89,829	$72,834	$64,416	$62,358	$46,977	$15,381	$61,599

(a)	Excludes amortization of deferred debt issuance costs and issue discount, which are included in interest expense, net.

(b)
For fiscal years 2014, 2013 and 2012 and the period February 11, 2011 to September 30, 2011, represents a non-cash charge for Class B membership interests in Holding LLC. For the period October 2, 2010 to February 10, 2011 and fiscal year 2010, represents a non-cash charge for Predecessor’s stock options, restricted stock awards, restricted stock unit awards and the employee discount related to Predecessor’s employee stock purchase plan.

(c)	Represents loss on debt restructuring as described in footnote 3 above and, for fiscal year 2014, expenses related to issuance of a special dividend.

(d)
Represents transaction costs related to closing and integration, for fiscal year 2014, of the Radant and MCL acquisitions, plus a $3,300 charge for an increase in the fair value of the Radant contingent consideration liability; for fiscal year 2013, of the Radant, MCL and Codan Satcom acquisitions; and for fiscal year 2012, of the Codan Satcom acquisition, such as fees for attorneys and other professional services, and expenses related to integration of these new operations into those of CPI.

(e)
For the period February 11, 2011 to September 30, 2011, represents transaction expenses relating to the February 2011 merger with Veritas Capital. For the period October 2, 2010 to February 10, 2011, represents transaction expenses relating to the sale of the Predecessor. For fiscal year 2010, represents transaction expenses related to exploring strategic alternatives including a $15,000 termination fee relating to the terminated merger agreement between Predecessor and Comtech.

(f)	Represents a management fee payable to Veritas Capital for advisory and consulting services.

(g)
Represents utilization of the net increase in cost basis of inventory due to purchase accounting associated with, for fiscal year 2014, the Radant acquisition; for fiscal year 2013, the MCL acquisition; for fiscal year 2012, the Codan Satcom acquisition; and for the period February 11, 2011 to September 30, 2011, the merger with Veritas Capital.

(9)	EBITDA margin represents EBITDA divided by sales. Adjusted EBITDA margin represents Adjusted EBITDA divided by sales.

(10)
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

(11)	Working capital represents current assets minus current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal year 2014 comprised the 53-week period ended October 3, 2014. Fiscal years 2013 and 2012 comprised the 52-week periods ended September 27, 2013 and September 28, 2012, respectively. The following discussion should be read in conjunction with the accompanying consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

Overview

CPI International Holding LLC (“Holding LLC”) owns all of the outstanding common stock of CPI International Holding Corp. (“Parent”), headquartered in Palo Alto, California, which is the parent company of CPI International, Inc. (“CPII”), which in turn is a parent company of Communications & Power Industries LLC (“CPI”) and Communications & Power Industries Canada Inc. (“CPI Canada”). The Veritas Capital Fund IV, L.P. and its affiliates, (“Veritas Capital”) and certain members of CPII’s management beneficially own shares of Parent’s common stock indirectly through their holdings in Holding LLC. CPI and CPI Canada, CPII’s main operating subsidiaries, together develop, manufacture and globally distribute components and subsystems used in the generation, amplification, transmission and reception of microwave signals for a wide variety of systems including radar, electronic warfare and communications (satellite and point-to-point) systems for military and commercial applications, specialty products for medical diagnostic imaging and the treatment of cancer, as well as microwave and radio frequency (“RF”) energy generating products for various industrial and scientific pursuits.

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

Business Combination

On October 1, 2013, we completed our purchase of the outstanding stock of Radant Technologies, Inc. (“Radant”), a Massachusetts corporation, for a payment of approximately $36.8 million in cash consideration, net of $0.6 million cash acquired. A maximum of $10 million in potential additional payments may be payable if certain financial targets are achieved by Radant over the two years following the date of acquisition. Radant designs, manufactures and tests advanced composite radomes, reflector antennas and structures for defense aerospace and naval applications as well as commercial aerospace applications. The acquisition of Radant provides us with advanced technology and specialized products for radar, electronic warfare and communications applications that complement and extend our broad portfolio of microwave, RF, power and control solutions for these and other critical applications. See Note 3, “Business Combinations,” to the accompanying consolidated financial statements for more information about the Radant acquisition.

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

Our orders by market for fiscal year 2014, which included 53 weeks, and fiscal year 2013, which included 52 weeks, are summarized as follows (dollars in millions):

	Year Ended
	October 3, 2014		September 27, 2013		(Decrease) Increase
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$165.7	39%	$178.9	39%	$(13.2)	(7)%
Medical	70.8	17	69.7	15	1.1	2
Communications	140.3	33	181.6	39	(41.3)	(23)
Industrial	27.6	7	22.8	5	4.8	21
Scientific	16.4	4	10.8	2	5.6	52
Total	$420.8	100%	$463.8	100%	$(43.0)	(9)%

Orders of $420.8 million for fiscal year 2014 were $43.0 million, or approximately 9%, lower than orders of $463.8 million for fiscal year 2013. Our Radant Division, which resulted from our acquisition of Radant in October 2013, contributed more than $30 million in orders for fiscal year 2014. Explanations for the order increase or decrease by market for fiscal year 2014 compared to fiscal year 2013 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are typically characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets decreased 7%. Lower demand for products to support certain radar systems, including Aegis radar systems and a missile radar system, was primarily due to the cyclic timing of those programs. Orders to support an electronic warfare system also decreased. Partially offsetting these decreases, our radar and electronic warfare orders in fiscal year 2014 included orders for products from our Radant Division.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 2% increase in medical orders resulted principally from an increase in demand for products to support x-ray imaging applications, particularly in Asia. Demand for products to support radiation therapy applications was essentially unchanged, while demand for products to support MRI applications decreased.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 23% decrease in communications orders was due, in large part, to a multi-year order totaling more than $25 million for military communications applications that our Malibu Division received in fiscal year 2013; this order for advanced tactical common data link (“TCDL”) antenna products was not expected to, and did not, repeat in fiscal year 2014. Demand for products to support certain other military communications programs and commercial communications applications, particularly fixed satellite service applications, such as satellite broadcast and broadband data communications, also decreased primarily due to the timing of large Ka-band programs. Partially offsetting these decreases, our communications orders in fiscal year 2014 included orders for products from our Radant Division and from the former M C L, Inc. (“MCL”) business that we acquired in June 2013.

•
Industrial: Orders in the industrial market are cyclical and are generally tied to the state of the economy. The $4.8 million increase in industrial orders was due to an increase in demand for products to support cargo screening, electromagnetic vulnerability testing and industrial heating and sterilization applications.

•
Scientific: Orders in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $5.6 million increase in scientific orders was due to an increase in orders to support certain foreign scientific laboratories and accelerator programs, including the European XFEL superconducting linear accelerator.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

As of October 3, 2014, we had an order backlog of $307.9 million compared to an order backlog of $292.9 million as of September 27, 2013. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. We believe that backlog and orders information is helpful to investors because this information may be indicative of future sales results. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. However, historically the amount of modifications and terminations has not been material compared to total contract volume.

Results of Operations

We derive our revenue primarily from the sale of a wide range of electron device products, consisting of vacuum electron devices, solid-state devices, medical x-ray generators and various electronic power supply and control equipment, as well as satellite communications amplifiers, advanced antenna technology and advanced composite radomes.

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

Fiscal year 2014 consisted of 53 weeks, compared to 52 weeks for each of fiscal years 2013 and 2012. This additional week in fiscal year 2014 contributed to an increase in each of our sales, cost of sales and operating and other expenses for the period.

Our recent debt restructuring resulted in, and will continue to result in, a substantial increase in interest expense and in amortization of debt issue costs and issue discount. The annual increase in cash interest expense due to the change in interest rate on the Notes is approximately $1.6 million throughout their remaining term. The annual increase in cash interest expense due to increased borrowings under our new term loan facility is approximately $6.3 million throughout its remaining term. The annual increase in amortization of debt issue costs and issue discount on the Notes and senior secured credit facilities averages $1.8 million throughout their respective remaining terms.

We believe that our acquisition of Radant in October 2013 resulted in, and will continue to result in, certain benefits, including cost savings, broader market opportunities, product innovations and operational efficiencies. However, the acquisition of Radant also increased, and will continue to increase, certain of our noncash expenses. Based on the fair value of assets acquired, the noncash expenses (on a pretax basis) related to the acquisition of Radant include: (1) a $1.5 million charge in fiscal year 2014 for the utilization of the net increase in cost basis of inventory, and (2) a higher depreciation and amortization expense as a result of the additional intangibles and property, plant and equipment, which is expected to be approximately $3.6 million for each of the first three fiscal years following the date of the acquisition and approximately $2.0 million annually thereafter until said assets are fully amortized or depreciated at various dates through 2028.

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Year Ended
	October 3, 2014		September 27, 2013		September 28, 2012
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Sales	$475.3	100.0%	$419.4	100.0%	$391.2	100.0%
Cost of sales (a)	336.7	70.8	301.3	71.8	282.4	72.2
Gross profit	138.6	29.2	118.1	28.2	108.8	27.8
Research and development	15.8	3.3	14.6	3.5	13.5	3.5
Selling and marketing	23.5	4.9	21.9	5.2	21.7	5.5
General and administrative	32.5	6.8	29.0	6.9	25.2	6.4
Amortization of acquisition-related intangibles	10.5	2.2	9.0	2.1	14.0	3.6
Operating income	56.2	11.8	43.5	10.4	34.3	8.8
Interest expense, net	32.2	6.8	27.2	6.5	27.2	7.0
Loss on debt extinguishment, net	7.2	1.5	—	—	—	—
Income before taxes	16.8	3.5	16.3	3.9	7.1	1.8
Income tax expense	7.7	1.6	5.4	1.3	3.4	0.9
Net income	$9.1	1.9%	$10.9	2.6%	$3.7	0.9%
Other Data:
EBITDA (b)	$72.9	15.3%	$65.2	15.5%	$59.6	15.2%

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for fiscal years 2014, 2013 and 2012 includes $1.5 million, $0.4 million and $0.2 million, respectively, of utilization of the net increase in cost basis of inventory that resulted from purchase accounting.

(b)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that U.S. generally accepted accounting principles (“GAAP”) based financial information for leveraged businesses, such as ours, should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

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

 For a reconciliation of Net Income to EBITDA, see footnote 8 under Selected Financial Data above.

Our results for fiscal year 2014 compared to our results for fiscal year 2013
Sales: Our sales by market for fiscal year 2014, which included 53 weeks, and for fiscal year 2013, which included 52 weeks, are summarized as follows (dollars in millions):

	Year Ended
	October 3, 2014		September 27, 2013		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$181.9	38%	$157.3	37%	$24.6	16%
Medical	73.0	16	75.3	18	(2.3)	(3)
Communications	181.2	38	150.0	36	31.2	21
Industrial	24.6	5	21.0	5	3.6	17
Scientific	14.6	3	15.8	4	(1.2)	(8)
Total	$475.3	100%	$419.4	100%	$55.9	13%

Sales of $475.3 million for fiscal year 2014 were $55.9 million, or approximately 13%, higher than sales of $419.4 million for fiscal year 2013. Our Radant Division contributed more than $40 million in sales for fiscal year 2014. Explanations for the sales increase or decrease by market for fiscal year 2014 compared to fiscal year 2013 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets increased 16% due to the inclusion of sales of products from our Radant Division and higher sales of products to support various U.S. radar systems, including Aegis radar systems. These increases were partially offset by lower sales for certain electronic countermeasure systems.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 3% decrease in sales of our medical products in fiscal year 2014 was due to a decrease in sales of products to support MRI applications, x-ray imaging programs in Russia and radiation therapy applications. These decreases were partially offset by increased sales of products for x-ray imaging programs overall, particularly in Asia.

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 21% increase in sales in the communications market was primarily due to higher sales of products to support military communications applications, including sales of advanced TCDL antenna products from our Malibu Division and products from our Radant Division. Sales of products to support certain commercial communications applications, including direct-to-home broadcast and fixed satellite services applications, increased as well. Our communications sales in fiscal year 2014 included products from the former MCL business that we acquired in June 2013.

•
Industrial: Sales in the industrial market are cyclical and are generally tied to the state of the economy. The $3.6 million increase in sales of industrial products in fiscal year 2014 was due to higher sales to support electromagnetic vulnerability testing, chemical analysis and industrial heating applications.

•
Scientific: Sales in the scientific market are historically one-time projects and can fluctuate significantly from period to period. The $1.2 million decrease in scientific sales was primarily the result of a decrease in sales to support a U.S. accelerator program due to the timing of the program. This decrease was partially offset by an increase in sales for certain foreign accelerator programs, including the European XFEL superconducting linear accelerator.

Gross Profit. Gross profit was $138.6 million, or 29.2% of sales, for fiscal year 2014 compared to $118.1 million, or 28.2% of sales, for fiscal year 2013. The $20.5 million increase in gross profit was primarily due to higher shipment volume, a more favorable mix of products with higher margins and favorable translation of Canadian currency denominated expenses in fiscal year 2014, partially offset by a $1.5 million charge for utilization of the net increase in cost basis of inventory acquired from Radant. The inclusion of the recently acquired Radant Division and improved performance at the Malibu Division contributed to the increase in gross profit for fiscal year 2014 compared to for fiscal year 2013.
Research and Development. Research and development expenses were $15.8 million, or 3.3% of sales, for fiscal year 2014 and $14.6 million, or 3.5% of sales, for fiscal year 2013. The $1.2 million increase in research and development expenses for fiscal year 2014 compared to fiscal year 2013 was primarily due to additional development activities for airborne and ground-based antennas at the Malibu Division.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	October 3, 2014	September 27, 2013
Company sponsored	$15.8	$14.6
Customer sponsored, charged to cost of sales	8.1	12.2
	$23.9	$26.8

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products. The reduction of customer-sponsored research and development expenses is primarily due to lower spending on customer-funded programs for vacuum electronic device products for the scientific markets and a program for advanced tactical common data link antennas as these products have transitioned into production.

Selling and Marketing. Selling and marketing expenses were $23.5 million, or 4.9% of sales, for fiscal year 2014, and $21.9 million, or 5.2% of sales, for fiscal year 2013. The $1.6 million increase in selling and marketing expenses for fiscal year 2014 compared to fiscal year 2013 was primarily due to additional resources to support company growth including the Radant Division and the additional work week in fiscal year 2014.
General and Administrative. General and administrative expenses were $32.5 million, or 6.8% of sales, for fiscal year 2014, and $29.0 million, or 6.9% of sales, for fiscal year 2013. The $3.5 million increase in general and administrative expenses was primarily due to a $3.3 million increase in the fair value of the Radant contingent consideration liability, higher expenses in fiscal year 2014 resulting from inclusion of the Radant Division and the additional work week and higher Veritas Capital management fees due to our improved operating performance, partially offset by a reduction in expenses for the negotiation, closing and integration of company acquisitions.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $10.5 million for fiscal year 2014 and $9.0 million for fiscal year 2013. The $1.5 million increase in amortization of acquisition-related intangibles was primarily due to the acquisition of the Radant Division.
Interest Expense, Net (“Interest Expense”). Interest expense was $32.2 million, or 6.8% of sales, for fiscal year 2014 and $27.2 million, or 6.5% of sales, for fiscal year 2013. The $5.0 million increase in interest expense for fiscal year 2014 compared to fiscal year 2013 was primarily due to the approximately $170.0 million increase in borrowings under the new term loan facility in connection with the April 7, 2014 debt restructuring.
Loss on Debt Restructuring. Loss on debt restructuring of $7.2 million for fiscal year 2014 was due to expenses incurred in connection with the April 7, 2014 debt restructuring. The loss on debt extinguishment consists of non-cash write-offs of deferred debt issue costs and the original issue discount of $3.8 million for termination of the previous senior secured credit facilities and cash payments to third-party consultants of $3.4 million for services to modify the Notes.

Income Tax Expense. We recorded an income tax expense of $7.7 million for fiscal year 2014 and an income tax expense of $5.4 million for fiscal year 2013. The effective income tax rate for fiscal year 2014 was 46%, and the effective income tax rate for fiscal year 2013 was 33%. The 46% tax rate for fiscal year 2014 was higher than our estimated normalized effective income tax rate of 38% for fiscal year 2014 primarily due to a change in our ability to utilize foreign tax credits generated or to be generated upon repatriation of certain earnings and nondeductible acquisition earn-out expense. This increase in tax was partially offset by tax benefits from the expiration of the statute of limitations on certain tax contingency reserves and a provision to tax return true-up. The 33% income tax rate for fiscal year 2013 was lower than our normalized effective income tax rate of 37% for fiscal year 2013 primarily due to the domestic manufacturing deduction, a provision to tax return true-up and research and development tax credits, partially offset by state income taxes.

Net Income. Net income was $9.1 million, or 1.9% of sales, for fiscal year 2014 compared to $10.9 million, or 2.6% of sales, for fiscal year 2013. The $1.8 million decrease in net income was primarily due to the loss on debt restructuring, higher interest expense due to debt restructuring, the inclusion of operating expenses for the Radant Division and the accrual for Radant contingent liability in fiscal year 2014. This increase was partially offset by higher gross profit from higher shipment volume including from the new Radant Division and lower expenses for the negotiation, closing and integration of company acquisitions in fiscal year 2014.
EBITDA. EBITDA was $72.9 million, or 15.3% of sales, for fiscal year 2014 compared to $65.2 million, or 15.5% of sales, for fiscal year 2013. The $7.7 million increase in EBITDA was primarily due to higher gross profit from higher shipment volume including from the new Radant Division and lower expenses for the negotiation, closing and integration of company acquisitions in fiscal year 2014, partially offset by the loss on debt restructuring and the inclusion of operating expenses for the Radant Division and the accrual for Radant contingent liability in the fiscal year 2014.

Calculation of Management Bonuses. Management bonuses were $3.6 million in fiscal year 2014 compared to $3.3 million in fiscal year 2013. Management bonuses for fiscal year 2014 were calculated pursuant to our Management Incentive Plan (“MIP”) and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. Management bonuses for fiscal year 2013 were calculated pursuant to our MIP and were based on four factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; (3) a measure of inventory turns by operation; and (4) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for fiscal years 2014 for our officers, the EBITDA factor was weighted at 50% and cash generated by operations at 50%, and individual goals were not applicable. Generally, for fiscal year 2013 for our officers, the EBITDA factor was weighted at 50% and cash generated by operations and inventory turns combined weighting was 50%, and individual goals were not applicable. For our other members of management for fiscal year 2014, generally equal weight was given to each EBITDA factor, cash generated by operations and individual goals. For our other members of management for fiscal year 2013, generally equal weight was given to each EBITDA factor, cash generated by operations and inventory turns on a combined basis, and individual goals. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2014 was $89.8 million compared to $72.8 million in fiscal year 2013. For fiscal year 2014, the excluded charges from EBITDA in calculating management bonuses were acquisition-related expenses of $4.2 million, stock-based compensation expense of $1.0 million, the Veritas Capital management fees of $2.7 million, utilization of net increase in the cost basis of inventory of $1.5 million and expenses related to refinancing and issuance of a special dividend of $7.5 million. For fiscal year 2013, the charges that were excluded from EBITDA in calculating management bonuses were acquisition-related expenses of $4.1 million, stock-based compensation expense of $1.0 million, the Veritas Capital management fees of $2.2 million and utilization of net increase in the cost basis of inventory of $0.4 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 15% increase in sales in the communications market was largely the result of the inclusion of sales of products from the Codan Satcom business that we acquired in June 2012 and, to a lesser extent, from the MCL business we acquired in June 2013. Sales of products to support commercial communications applications, including satellite broadband applications, and to support various military communications applications increased.

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

Gross Profit. Gross profit was $118.1 million, or 28.2% of sales, for fiscal year 2013 compared to $108.8 million, or 27.8% of sales, for fiscal year 2012. Gross profit is influenced by numerous factors including sales volume and mix, pricing, raw material and manufacturing costs, and warranty costs. The $9.3 million increase in gross profit in fiscal year 2013 compared to fiscal year 2012 was primarily due to higher sales volume and a favorable mix of more profitable product shipments in fiscal year 2013, partially offset by an increase in product warranty provision and depreciation expense.

Research and Development. Company-sponsored research and development expenses were $14.6 million, or 3.5% of sales, for fiscal year 2013 and $13.5 million, or 3.5% of sales, for fiscal year 2012. The $1.1 million increase in research and development for fiscal year 2013 was primarily due to the inclusion of development activities for solid-state communication products that were acquired from Codan Satcom on June 30, 2012.

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
Selling and Marketing. Selling and marketing expenses were $21.9 million, or 5.2% of sales, for fiscal year 2013, a $0.2 million increase from the $21.7 million, or 5.5% of sales, for fiscal year 2012. There was no significant change in selling and marketing expenses in fiscal year 2013 compared to fiscal year 2012.
General and Administrative. General and administrative expenses were $29.0 million, or 6.9% of sales, for fiscal year 2013, a $3.8 million increase from the $25.2 million, or 6.4% of sales, for fiscal year 2012. The $3.8 million increase in general and administrative expenses was primarily due to higher expenses related to the negotiation, closing and integration of acquisitions, including Codan Satcom, MCL and Radant, and higher management incentive expenses, partially offset by favorable foreign currency income and expense.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles was $9.0 million, or 2.1% of sales, for fiscal year 2013 and $14.0 million, or 3.6% of sales, for fiscal year 2012. The $5.0 million decrease in amortization of acquisition-related intangibles was due to lower amortization in fiscal year 2013 compared to fiscal year 2012 as certain intangible assets became fully amortized.
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

The fiscal year 2013 income tax rate was lower than the expected federal statutory rate of 35% primarily due to the domestic manufacturing deduction, a prior year change in estimate based on a tax filing and research and development tax credits, partially offset by state income taxes. The fiscal year 2012 income tax rate was higher than the expected federal statutory rate of 35% primarily due to state income taxes, foreign earnings that were subject to U.S. federal income tax, tax contingency reserves and non-deductible stock compensation expense, partially offset by the domestic manufacturing deduction.

Net Income. Net income was $10.9 million, or 2.6% of sales, for fiscal year 2013 compared to $3.7 million, or 0.9% of sales, for fiscal year 2012. The $7.2 million increase in net income in fiscal year 2013 compared to fiscal year 2012 was primarily due to higher sales volume, a favorable mix of more profitable product shipments and lower amortization of acquisition-related intangible expense in fiscal year 2013, partially offset by higher product warranty provisions, acquisition-related expenses, income tax expense and management incentive expenses.

EBITDA. EBITDA was $65.2 million, or 15.5% of sales, for fiscal year 2013 compared to $59.6 million, or 15.2% of sales, in fiscal year 2012. The $5.6 million increase in EBITDA in fiscal year 2013 compared to fiscal year 2012 was primarily due to higher sales volume and a favorable mix of more profitable product shipments in fiscal year 2013, partially offset by higher product warranty provisions, acquisition-related expenses and management incentive expenses.

Calculation of Management Bonuses. Management bonuses were $3.3 million in fiscal year 2013 compared to $1.5 million in fiscal year 2012. Management bonuses for fiscal year 2013 were calculated pursuant to our MIP and were based on four factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; (3) a measure of inventory turns by operation; and (4) individual goals that were customized for certain participating members of management. Management bonuses for fiscal year 2012 were calculated pursuant to our MIP and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for fiscal year 2013 for our officers, the EBITDA factor was weighted at 50% and cash generated by operations and inventory turns combined weighting was 50%, and individual goals were not applicable. Generally, for fiscal year 2012 for our officers, equal weight was given to the EBITDA factor and cash generated by operations, and individual goals were not applicable. For our other members of management, generally equal weight was given to each of the EBITDA factor, cash generated by operations and inventory turns on a combined basis, and individual goals. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2013 was $72.8 million compared to $64.4 million in fiscal year 2012. For fiscal year 2013, the charges that were excluded from EBITDA in calculating management bonuses were acquisition-related expenses of $4.1 million, stock-based compensation expense of $1.0 million, the Veritas Capital management fees of $2.2 million and utilization of net increase in the cost basis of inventory of $0.4 million. For fiscal year 2012, the charges that were excluded from EBITDA in calculating management bonuses were acquisition-related expenses of $1.5 million, stock-based compensation expense of $1.0 million, the Veritas Capital management fees of $2.0 million and utilization of net increase in the cost basis of inventory of $0.2 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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

On April 7, 2014, we completed our long-term debt refinancing consisting of the following:

•
Amended the terms of the Notes upon completing a consent solicitation of the Note holders in order to increase the aggregate amount of indebtedness permitted under CPII’s senior secured credit facilities from $230.0 million to $365.0 million, to increase the interest rate on the Notes from 8.00% to 8.75% per annum and to modify the restricted payments covenant of said credit facilities in order to allow CPII to pay a one-time dividend of up to $175.0 million to our shareholders. In consideration of the consent solicitation, we made cash payments totaling $5.4 million to the Notes holders that had consented to the indenture amendments (“Consent Payment”).

•
Entered into new senior secured credit facilities composed of (a) term loans in an aggregate principal amount of $310.0 million, and (b) a $30.0 million revolving credit facility, and repaid the outstanding balance of the prior senior secured credit facilities.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	October 3, 2014	September 27, 2013	September 28, 2012
Cash and cash equivalents	$50.6	$67.1	$43.0
Working capital	$128.2	$149.8	$126.9

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.8 million as of October 3, 2014, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. Including the amount borrowed under our new term loan facility and excluding approximately $3.5 million of outstanding letters of credit, our total indebtedness was $523.5 million before the total unamortized debt discount of $5.4 million as of October 3, 2014. We also had an additional $26.5 million available for borrowing under our new revolving credit facility as of October 3, 2014. Our liquidity requirements are significant, primarily due to debt service requirements. For fiscal year 2014, our interest expense exclusive of debt issue costs and discount amortization was $29.0 million, and our cash interest paid was $28.3 million, respectively. With the increase in the amount of our indebtedness and the increase in the interest rate on the Notes, we expect interest expense to increase next year.

As of October 3, 2014, we were in compliance with the covenants under the agreements governing our new senior credit facilities and the indentures governing the Notes.

Free Cash Flow and Adjusted Free Cash Flow

Our free cash flow and adjusted free cash flow were $45.9 million and $50.2 million, respectively, for fiscal year 2014. Free cash flow represents net cash provided by operating activities minus capital expenditures. Adjusted free cash flow represents free cash flow further adjusted to exclude certain acquisition-related transaction and start-up costs, management fees to Veritas Capital, expenses related to refinancing and issuance of a special dividend and cash received for a prior year transfer pricing audit. While these items may be recurring in nature, our management team believes that excluding such inflows and outflows from the presentation provides investors with an important supplemental metric by which to evaluate our operating financial performance and liquidity.

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

The following table reconciles free cash flow and adjusted free cash flow, non-GAAP financial measures, from a GAAP financial measure (in millions):

Fiscal Year 2014
Net cash provided by operating activities	$53.6
Cash capital expenditures	(7.7)
Free cash flow	45.9

Adjustments:
Cash paid for acquisition-related expenses, net of taxes(1)	1.0
Cash paid for Veritas Capital annual management fee, net of taxes(2)	1.4
Cash received for prior year transfer pricing audit(3)	(0.4)
Cash paid for refinancing expenses, net of taxes(4)	2.3
Total adjustments	4.3
Adjusted free cash flow	$50.2

(1) Represents transaction costs, net of income taxes, related to the negotiation, closing and integration of the Radant, MCL and Codan Satcom acquisitions. Costs include fees for attorneys and other professional services, as well as expenses related to integration of the Codan Satcom and MCL operations into those of CPI.

(2) Represents a management fee paid to Veritas Capital annually for advisory and consulting services, net of income taxes.
(3) Represents the net of income tax refunds, partially offset by payments, with respect to an audit by the Canada Revenue Agency (“CRA”) of CPI Canada’s purchase of the Satcom Division in fiscal years 2001 and 2002. We consider this a non-recurring source of cash as it pertains to previous years.

(4) Represents expenses, net of income taxes, incurred in connection with the senior notes consent solicitation, entering into a new senior secured credit facility and issuance of a special dividend, all of which were consummated in CPI’s third quarter of fiscal year 2014.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Net cash provided by operating activities	$53.6	$38.2	$25.1
Net cash used in investing activities	$(44.4)	(10.9)	(15.5)
Net cash used in financing activities	(25.6)	(3.2)	(1.5)
Net (decrease) increase in cash and cash equivalents	$(16.4)	$24.1	$8.1

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $53.6 million in fiscal year 2014 was attributable to net income of $9.1 million; depreciation, amortization and other non-cash charges of $39.7 million; and net cash provided by working capital of $4.8 million. The primary working capital sources of cash in fiscal year 2014 were the improved collection of accounts receivable and an increase in accrued expenses due to timing of payroll accruals. The aforementioned working capital sources of cash were significantly offset by a decrease in accounts payable, advance payments from customers, and uncertain tax position reserve. Accounts payable decreased primarily as a result of a timing difference in inventory purchases and the payment of various professional service fees. The decrease in advance payments from customers was primarily due to timing differences in billing and receipt of contract advances. The decrease in reserves for uncertain tax positions was primarily due to the statute of limitation expiration.

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

Investing Activities

Investing activities for fiscal year 2014 comprised a payment of $36.8 million made for the purchase of the outstanding stock of Radant and capital expenditures of $7.7 million.

Investing activities for fiscal year 2013 comprised payments of $6.0 million for the acquisition of MCL and capital expenditures of $4.9 million.

Investing activities for fiscal year 2012 comprised payments of $7.9 million for the acquisition of Codan Satcom and another business combination and capital expenditures of $7.6 million.

Financing Activities

Financing activities for fiscal year 2014 comprised a dividend payment of $175.0 million, repayments of borrowings under CPII’s prior and new term loan facilities of $144.2 million and $1.5 million, respectively, and payments of various costs totaling $14.1 million associated with the recent debt restructuring activities. These financing uses of cash were significantly offset by $309.2 million in net proceeds from borrowings under the new term loan facility.

Financing activities for fiscal years 2013 and 2012 comprised repayment of borrowings under CPII’s prior term loan facility of $3.2 million and $1.5 million, respectively.

Contractual Obligations

The following table summarizes our significant contractual obligations as of October 3, 2014 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2015	2016-2017	2018-2019	Thereafter
Operating leases	$10,795	$2,683	$3,970	$1,903	$2,239
Purchase commitments	48,191	44,959	3,232	—	—
Debt obligations	523,450	3,100	6,200	514,150	—
Interest on debt obligations	107,025	32,418	64,140	10,467	—
Uncertain tax positions, including interest	1,229	691	279	259	—
Total cash obligations	$690,690	$83,851	$77,821	$526,779	$2,239
Standby letters of credit	$3,468	$3,468

The above table assumes (1) that the respective debt instruments will be outstanding until their scheduled maturity dates, (2) a debt level based on mandatory repayments according to the contractual amortization schedule of our new senior credit facilities, and (3) that interest rates in effect on October 3, 2014 remain constant for future periods. The above table excludes (1) any optional and excess cash flow prepayments on our new term loan facility, (2) the effect of our contractual right to repay or refinance the Notes by November 17, 2017, which would extend the maturity date for the term loan facility from November 2017 to April 2021, and (3) the contingent additional consideration relating to the Radant acquisition.

The unrecognized tax benefits, including interest and penalties, shown in the above table, represent unrecognized tax benefits related to temporary differences. The years for which the temporary differences related to the unrecognized tax benefits will reverse have been estimated in scheduling the obligation within the table.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the actual timing and amount of payments may be different.

Leases: We are committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of our leases provide for escalating lease payments. Assets subject to capital leases as of October 3, 2014 were not material.

Purchase Commitments: As of October 3, 2014, we had known purchase commitments of $48.2 million, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that we cannot cancel or for which we would be required to pay a termination fee in the event of cancellation.

Debt Obligations: As of October 3, 2014, our long-term debt consisted of the following (in thousands):

8.75% Senior Notes due 2018:
Principal	$215,000
Unamortized debt discount	(4,686)
210,314
Senior Secured Credit Facilities:
Revolving credit facility	—
Term loan facility, excluding discount	308,450
Term loan unamortized original issue discount	(726)
307,724
Total long-term debt	518,038
Less: Current portion	3,100
Long-term portion	$514,938
Standby letters of credit	$3,468

8.75% Senior Notes due 2018. As described above, on April 7, 2014, when the amendments in a recent supplemental indenture for the Notes became operative, the interest rate on the Notes increased from 8.00% to 8.75% per annum. Interest is payable in cash. In addition to the Consent Payment of $5.4 million mentioned above, we paid and recorded an expense of $3.4 million in fiscal year 2014 for incurred fees and costs associated with the consent solicitation for the supplemental indenture.

Senior Secured Credit Facilities. On April 7, 2014, we entered into new senior secured credit facilities consisting of (i) a $310.0 million term loan facility; and (ii) a $30.0 million revolving credit facility, replacing our previous credit facilities in their entirety. We drew the full amount of the new term loan facility, and the new revolving credit facility was undrawn at such date (other than approximately $3.5 million of outstanding letters of credit). The proceeds of $309.2 million, net of $0.8 million issue discount, were principally used to:

•
pay the full balance of $138.7 million which represented the total amounts due or outstanding under or in respect of CPII’s previous credit facilities (either in cash or an agreement by certain existing lenders to receive loans under the new term loan facility in exchange for their existing debt),

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

We paid and capitalized as debt issuance costs $8.7 million in fiscal year 2014 for incurred fees and costs associated with the refinancing of our senior credit facilities.

See Note 6, “Long-term Debt,” to the accompanying consolidated financial statements for more details on the new senior secured credit facilities.

Contingent Income Tax Obligations

As of October 3, 2014, our total unrecognized tax benefits, including any related interest accrual, were $0.2 million and $1.0 million reported as income taxes payable and other long-term liability, respectively, in our consolidated balance sheet. See Note 11, “Income Taxes,” to the accompanying consolidated financial statements for more information.

Veritas Capital Management Fees

Included in amounts of incurred and paid fees and costs attributed to the consent solicitation for the supplemental indenture of the Notes and the refinancing of our senior credit facilities described above were $4.0 million in total transaction fees we paid to Veritas Capital in accordance with our advisory agreement.

Special Dividend

On April 7, 2014, immediately upon receiving the proceeds from the financing provided under our new senior secured credit facilities, we paid the special cash dividend officially declared by our board of directors on such date. The special dividend in an aggregate amount of $175.0 million was paid to Holding LLC, our sole stockholder of record as of the close of business April 2, 2014. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class A membership interests in Holding LLC, including Veritas Capital and certain members of our management, received a portion of the dividend received by Holding LLC.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for fiscal year 2014 were $7.7 million. In fiscal year 2015, ongoing capital expenditures are expected to be approximately $7.0 to $8.0 million and to be funded by cash flows from operating activities.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements,” to the accompanying consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

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

We believe that the following critical accounting policies are the most significant to the presentation of our financial statements and require the most subjective and complex judgments. These matters, and the judgments and uncertainties affecting them, are also essential to understanding our reported and future operating results. See Note 1, “Organization and Summary of Significant Accounting Policies,” to our consolidated financial statements for a more comprehensive discussion of our significant accounting policies.

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

We assess the recoverability of the carrying value of goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level (our seven divisions) based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent the reporting unit’s carrying value of goodwill exceeds its implied fair value, impairment exists and must be recognized. This process requires the use of discounted cash flow models that utilize certain judgments and estimates, including projections of future revenue and expenses, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

At October 3, 2014 and September 27, 2013, the carrying amount of goodwill and other intangible assets with indefinite useful lives was $232.8 million and $214.8 million, respectively. Based on our test for impairment performed in the fourth quarter of fiscal year 2014, goodwill and other intangible assets with indefinite useful lives were determined not to be impaired. A key input in estimating our reporting unit fair value are the discounted cash flows and related financial forecasts.  While each of the reporting units have historically stable businesses, there is inherent volatility and levels of uncertainty in future periods that can impact our fair value estimates. We will continue to evaluate the need for impairment at least annually in the fourth quarter or in other fiscal quarters if changes in circumstances or available information indicate that impairment may have occurred.

At October 3, 2014 and September 27, 2013, the carrying amount of property, plant and equipment and finite-lived intangible assets was $290.4 million and $280.7 million, respectively. We review the carrying values of long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. We assess the recoverability of property, plant and equipment to be held and used and finite-lived intangible assets by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Income taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and a number of foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We record uncertain tax positions based on a two-step process, whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of October 3, 2014, we had (i) fixed-rate senior notes of $215.0 million due in 2018, bearing interest at 8.75% per year, and (ii) under our newly signed senior secured credit facilities, a variable–rate term loan of $307.7 million (net of $0.7 million unamortized original issue discount). Our variable rate debt is subject to changes in the LIBOR rate. As of October 3, 2014, the variable interest rate on the term loan under our new senior secured credit facilities was 4.25%.

We performed a sensitivity analysis to assess the potential loss in future earnings that a 10 basis points increase in the variable portion of interest rates over a one-year period would have on our term loan under our new senior secured credit facilities. The impact was determined based on the hypothetical change from the end of period market rates over a period of one year and would result in no change in future interest expense as a 10 basis points increase in the current variable interest rate would not increase the rate above the “LIBOR floor” in the senior secured credit facilities. Based on the current provisions of our term loan, the LIBOR rate would have to increase to 1% before impacting our future interest expense.

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At October 3, 2014, the fair value of foreign currency forward contracts comprised a short-term liability of $0.8 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income in the consolidated balance sheets. At October 3, 2014, the unrealized loss, net of tax of $0.3 million, was $0.8 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next five fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of comprehensive income. No ineffective amounts were recognized due to anticipated transactions failing to occur for fiscal years 2014, 2013 and 2012.

As of October 3, 2014, we had entered into Canadian dollar forward contracts for approximately $40.1 million (Canadian dollars), or approximately 73% of estimated Canadian dollar denominated expenses for October 2014 through September 2015, at an average rate of approximately 0.91 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements required by this item are hereby incorporated by reference to Part IV of this Annual Report on Form 10-K, and the supplementary data required by this item are included in Note 14, “Selected Quarterly Financial Data,” to the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 3, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of October 3, 2014.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the board of directors of CPI International, Inc. (“CPII”), the board of directors of CPI International Holding Corp. (“Parent”) and our named executive officers as of December 11, 2014.

Name	Age	Office and Position
O Joe Caldarelli	64	Chief Executive Officer and Director
Robert A Fickett	54	President, Chief Operating Officer and Director
Joel A Littman	62	Chief Financial Officer, Treasurer and Secretary
John R Beighley	62	Vice President and Assistant Secretary of CPII
Don C Coleman	60	Vice President of CPII
Andrew E Tafler	59	Vice President of CPII
Hugh D Evans	46	Chairman of the Board of Directors, Director
Ramzi M Musallam	46	Director
Jeffrey P Kelly	40	Director
Benjamin M Polk	63	Director
Michael J Meehan	74	Director
Admiral Leighton W Smith, Jr.	75	Director

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

Hugh D. Evans serves as the chairman of our board of directors. Mr. Evans is a partner at The Veritas Capital Fund IV, L.P. and its affiliates (“Veritas Capital”). Prior to joining Veritas in 2005, Mr. Evans was a partner at Falconhead Capital, a middle market private equity firm. Prior to Falconhead, Mr. Evans was a principal at Stonington Partners. Mr. Evans began his private equity career in 1992 at Merrill Lynch Capital Partners, the predecessor firm of Stonington, which was a wholly owned subsidiary of Merrill Lynch. Mr. Evans is a member of the boards of directors of Truven Health Analytics Inc. and several private companies and was a member of the board of directors of Aeroflex Holding Corp. from August 2007 to September 2014. Mr. Evans holds an A.B. from Harvard University and an M.B.A. from the University of Chicago Graduate School of Business. Mr. Evans was chosen to serve on our board of directors because of his position as a partner of Veritas Capital, his experience on other public and private company boards and his extensive experience in finance and private equity investment.

Ramzi M. Musallam serves as a member of our board of directors. Mr. Musallam is the managing partner of Veritas Capital, which he has been associated with since 1997. Mr. Musallam is a member of the boards of directors of Truven Health Analytics Inc. and several private companies and was a member of the board of directors of Aeroflex Holding Corp. from August 2007 to September 2014, Vangent, Inc. from February 2007 to September 2011 and DynCorp International Inc. from February 2005 to July 2010. Mr. Musallam holds a B.A. from Colgate University with a major in Mathematical Economics and an M.B.A. from the University of Chicago Booth School of Business. Mr. Musallam was chosen to serve on our board of directors because of his position as a partner of Veritas Capital, his experience on other public and private company boards and his extensive experience in finance and private equity investment.

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

Benjamin M. Polk joined our board of directors in October 2012. Mr. Polk is a partner at Veritas Capital. Prior to joining Veritas in July 2011, Mr. Polk was a partner with the law firm of Schulte Roth and Zabel LLP from May 2004 to July 2011 and prior to that, a partner with the law firm of Winston & Strawn LLP, where Mr. Polk practiced law with that firm and its predecessor firm, from August 1976 to May 2004. During his legal career Mr. Polk worked with Veritas as its lead outside legal counsel on virtually every major transaction Veritas has been involved in since its founding. Mr. Polk is a member of the board of directors of Monster Beverage Corporation, Truven Health Analytics Inc. and several private companies and was a member of the board of directors of Aeroflex Holding Corp. from November 2012 to September 2014. He holds a B.A. from Hobart College and a J.D. from Cornell Law School. Mr. Polk was chosen to serve on our board of directors because of his extensive experience in finance and private equity investment.

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

Committee Composition

Because Parent’s equity securities are owned by CPI International Holding LLC (“Holding LLC”), and are not listed on an exchange or publicly held, the board of directors of Parent has not created separate audit, compensation or nominating committees. The entire board of directors of Parent functions as the compensation and audit committees, and no written charter governs the actions of the board of directors when performing the functions that would generally be performed by those respective committees.

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

Item 11. Executive Compensation

DIRECTOR COMPENSATION
Director Compensation Table
The table below summarizes the compensation paid to or earned by each person who was a director of the Company during the fiscal year ended October 3, 2014, other than any director who is an executive officer. Mr. Caldarelli and Mr. Fickett are also named executive officers, and information regarding compensation paid to or earned by them is presented below under “Executive Compensation-Summary Compensation Table” and the related explanatory tables and narrative disclosures. Mr. Caldarelli and Mr. Fickett did not receive any additional compensation for their service as directors.

	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards	All Other Compensation	Total Compensation
Hugh D. Evans	—	—	—	—	—
Ramzi M. Musallam	—	—	—	—	—
Benjamin M Polk	—	—	—	—	—
Jeffrey P. Kelly	—	—	—	—	—
Michael J. Meehan(2)	28,500	—	—	—	28,500
Admiral Leighton W. Smith Jr.(2)	28,500	—	—	—	28,500

(1)	For a description of the fees earned by the non-employee directors during the fiscal year ended October 3, 2014, see the disclosure below under “Narrative to Director Compensation Table.”

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

Information with respect to unvested Class B membership interests in Holding LLC granted to Mr. Meehan and Admiral Smith and outstanding as of October 3, 2014, follows:

Class B Membership Interest That Has Not Vested
Michael J. Meehan	0.005%
Admiral Leighton W. Smith Jr.	0.005%
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

EXECUTIVE COMPENSATION
Forward-looking Statements

This section contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements that are predictive in nature; that depend upon or refer to future events or conditions; or that include words, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or variations or negatives of such words or similar or comparable words or phrases. These statements are only predictions. Forward-looking statements are based on the Company’s current expectations and projections about future events and are subject to risks, uncertainties and assumptions that may cause results to differ materially from those set forth in the forward looking statements. The forward-looking statements may include statements regarding actions to be taken by the Company. The Company undertakes no obligation to publicly update any forward looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the uncertainties that may affect the Company’s business, particularly those mentioned in the cautionary statements in Item 1A “Risk Factors” of this report and in the other periodic reports filed by the Company with the SEC.
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
Prior to February 11, 2011, the date of the Merger, the Predecessor was a public company subject to the rules of Nasdaq Stock Market. Prior to that date, the compensation of our executive officers was determined by a compensation committee consisting of directors who were independent under the rules of the Nasdaq Stock Market. The Predecessor’s prior filings on Form 10-K with the SEC summarize the factors considered by the Predecessor’s compensation committee in connection with its decisions and recommendations prior to the Merger.
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
Salary
In view of our desire to reward performance and loyalty and to place a significant portion of each executive officer’s compensation at risk, we regard salary as only one component of the compensation of our named executive officers. Our executive officers’ salaries for fiscal year 2014 were approved by our board of directors.

We review the base salaries of our named executive officers annually, after receiving recommendations from our chief executive officer.
Management Incentive Plan
Under our Management Incentive Plan (“MIP”), we set objective financial and performance goals near the beginning of each fiscal year. Each executive officer receives an award under which he will receive a bonus equal to a percentage of his base salary; the applicable percentage depends on whether, and the extent to which, the objective performance goals are achieved for the fiscal year. For each fiscal year, we determine a minimum level of objective performance goals that must be achieved before the executive officers will receive any bonuses under the MIP. The goals and calculations underlying the MIP for fiscal year 2014 are discussed in greater detail under “Management Incentive Plan Awards for Fiscal Year 2014.” The executive officers’ goals under the MIP for fiscal year 2014 were set and approved by our board of directors.
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
Deferred Compensation
We offer a non-qualified deferred compensation plan for our executive officers and other employees who are part of a select group of highly compensated or management employees. This deferred compensation plan provides participants with an opportunity to defer payments of a specified percentage of their base salary and MIP bonus. In addition, we make employer contributions to the deferred compensation plan based on a formula. Although the employer contributions to the deferred compensation plan for our executive officers are fully vested, they are in relatively small annual amounts compared to the executive officers’ base salaries.
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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The board of directors, which serves as the compensation committee for the Company, has reviewed the Compensation Discussion and Analysis for fiscal year 2014 and discussed its contents with the Company’s management. Based on such review and discussions, the board of directors recommended that the Compensation Discussion and Analysis be included in the annual report on Form 10-K.

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
SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid to or earned for the fiscal year ended October 3, 2014 by:

•	the chief executive officer;

•	the chief financial officer; and

•	the three other most highly compensated individuals who were serving as executive officers of the Company at the end of the fiscal year.

These individuals are referred to in this proxy as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation(c)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(d)	All Other Compensation(e)	Total
O. Joe Caldarelli (a)(b)	2014	$557,996	$—	$—	$1,047,345	$133,149	$74,992	$1,813,482
Chief Executive Officer	2013	$587,996	$—	$—	$890,131	$—	$79,024	1,557,151
	2012	587,333	—	—	292,975	340,168	85,564	1,306,040
Joel A. Littman	2014	334,442	—	—	402,239	—	51,606	788,287
Chief Financial Officer,	2013	324,942	—	—	371,834	—	51,760	748,536
Treasurer & Secretary	2012	315,577	—	—	107,095	—	50,123	472,795
Robert A. Fickett	2014	390,038	—	—	534,352	—	56,775	981,165
Chief Operating Officer	2013	379,038	—	—	515,518	—	56,937	951,493
& President	2012	368,173	—	—	166,217	—	55,026	589,416
Andrew E. Tafler (a)	2014	207,634	—	—	190,889	—	38,210	436,733
Vice President	2013	212,428	—	—	171,341	—	39,868	423,637
	2012	207,753	—	—	30,344	—	39,659	277,756
Don C. Coleman	2014	221,116	—	—	183,369	—	40,682	445,167
Vice President	2013	214,385	—	—	201,902	—	40,500	456,787
	2012	208,924	—	—	97,182	—	39,854	345,960

(a)
For Mr. Caldarelli and Mr. Tafler, salary, non-equity incentive plan compensation and all other compensation amounts are denominated in Canadian dollars. Salary and all other compensation amounts were converted to U.S. dollars using the average exchange rate during fiscal year 2014 of approximately US$0.93 for C$1.00, during fiscal year 2013 of approximately US$0.98 for C$1.00 and during fiscal year 2012 of approximately US$0.99 for C$1.00. Non-equity incentive plan compensation amounts were converted to U.S. dollars for fiscal year 2014 using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00, for fiscal year 2013 using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00 and for fiscal year 2012 using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00.

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

(c)
Includes amounts earned under the Company’s MIP for all of the named executive officers. As noted above, for Mr. Caldarelli and Mr. Tafler, the payments are denominated in Canadian dollars, and the fiscal year 2014 amount was converted to U.S. dollars using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00, while the fiscal year 2013 amount was converted to U.S. dollars using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00 and the fiscal year 2012 amount was converted to U.S. dollars using an exchange rate as of September 28, 2012 of approximately US$1.02 for C$1.00.

For fiscal year 2012, Mr. Caldarelli, at his discretion, voluntarily reduced the bonus to which he was otherwise entitled under the MIP by US$130,000, and this $130,000 was redistributed in equal amounts to all other participants, except Communications & Power Industries LLC (“CPI”) officers and division presidents.

(d)
Mr. Caldarelli’s pension plan is denominated in Canadian dollars. The aggregate change in the actuarial present value of the pension benefit obligation during fiscal years 2012, 2013 and 2014 consists of the following:

	Fiscal Year 2012	Fiscal Year 2013(1)	Fiscal Year 2014
U.S. dollar changes in Canadian pension benefit obligation	$265,806	$(287,534)	$284,689
Increases in pension benefit obligation as a result of the changing U.S. dollar to Canadian dollar exchange rate	74,362	(55,731)	(151,540)
Total changes in pension benefit obligation in U.S. dollars	$340,168	$(343,265)	$133,149

(1) Mr. Caldarelli had a negative change in the actuarial present value of the pension benefit obligation in fiscal year 2013 in the total amount of $343,265 due primarily to a change in the assumed discount rate. For details, please refer to “Narrative Disclosure to Pension Benefits Table.”
The amounts above were calculated using an exchange rate at the beginning of fiscal year 2012 of approximately US$0.98 for $C$1.00, at the end of 2012 of approximately US$1.02 for C$1.00, at the end of fiscal year 2013 of approximately US$0.98 for C$1.00, at the end of fiscal year 2014 of approximately US$0.89 for C$1.00

(e)	Details regarding the various amounts included in this column are provided in the following table entitled “All Other Compensation Table for Fiscal Year 2014.”

All Other Compensation Table for Fiscal Year 2014
The components of the amounts shown in the “All Other Compensation” column of the “Summary Compensation Table” are displayed in detail in the following table.

Name of Executive	Company 401(k) Contribution	Car Allowance (a)	Tax Gross-ups (b)	Payments to Non-qualified Deferred Compensation Plan (c)	Cash in Lieu of Pension (d)	Payments to Defined Contribution Plan (e)	Other Compensation	Total
O. Joe Caldarelli	$—	$37,922	$16,930	$—	$20,140	$—	$—	$74,992
Joel A. Littman	12,460	25,200	—	13,946	—	—	—	51,606
Robert A. Fickett	12,350	25,200	—	19,225	—	—	—	56,775
Andrew E. Tafler	—	23,455	—	—	3,177	11,578	—	38,210
Don C. Coleman	10,503	25,200	—	4,979	—	—	—	40,682

(a)
Represents the total cost to the Company for use by the named executive officer of a company car during fiscal year 2014. For Mr. Caldarelli, this includes amounts paid by the Company for lease costs, reimbursement of gas, maintenance costs and car insurance. For Mr. Caldarelli and Mr. Tafler, the amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2014 of approximately US$0.93 for C$1.00.

(b)
Represents tax gross-ups paid to Mr. Caldarelli related to the use of a company car. The amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2014 of approximately US$0.93 for C$1.00.

(c)	Represents amount to be contributed by the Company to the non-qualified deferred compensation plan for fiscal year 2014.

(d)
The Company’s Canadian subsidiary makes contributions to a defined benefit plan (discussed under “Pension Benefits” below). The amounts in this column represent the excess of the amount the Company is obligated to contribute over the governmentally imposed limitation on contributions. For Mr. Caldarelli, this amount was paid to an investment advisor managing investments in the defined benefit plan. The amounts shown are denominated in Canadian Dollars and were converted to U.S. Dollars using the average exchange rate during fiscal year 2014 of approximately US$0.93 for C$1.00.

(e)
Represents C$12,449 contributed by the Company to the defined contribution plan for fiscal year 2014. The amount is denominated in Canadian Dollars and was converted to U.S. Dollars using the average exchange rate during fiscal year 2014 of approximately US$0.93 for C$1.00.

Grants of Plan-based Awards For Fiscal Year 2014
The following table provides information concerning grants of plan-based awards to each of the named executive officers for the fiscal year ended October 3, 2014.

		Date of Approval by	Estimated Future Payments Under Non-equity Incentive Plan Awards(1)			Actual Payouts Under Non-equity Incentive Plan	All Other Stock Awards: Number of Shares of Stock or Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Compensation Committee	Threshold ($)	Target ($)	Maximum ($)	Awards(2) ($)	Units (#)	Options (#)	Awards ($/Sh)	Awards ($)
O. Joe Caldarelli(3)	—	—	$160,200	$534,000	$1,121,400	$1,047,345	—	—	—	—
Joel A. Littman	—	—	60,660	202,200	404,400	402,239	—	—	—	—
Robert A. Fickett	—	—	88,425	294,750	663,188	534,352	—	—	—	—
Andrew E. Tafler(3)	—	—	30,038	100,125	225,281	190,889	—	—	—	—
Don C. Coleman	—	—	33,450	111,500	250,875	183,369	—	—	—	—

(1)	Amounts represent possible payouts under the Company’s MIP for fiscal year 2014 for all of the named executive officers.

(2)
The amounts in this column represent the actual payouts under the MIP for fiscal year 2014 for all of the named executive officers. The amounts in this column are also included in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

(3)
For Mr. Caldarelli and Mr. Tafler, estimated future payments under non-equity incentive plan awards and actual payouts under non-equity incentive plan awards are denominated in Canadian dollars, which were converted to U.S. dollars using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00.

Grants of Equity-based Awards For Fiscal Year 2014
There are no equity-based awards granted to named executive officers during fiscal year 2014.

Narrative Disclosure to Summary Compensation Table, Grants of Plan-based Awards Table, and Grants of Other Equity-based Awards Table
Employment Agreements
Messrs. Caldarelli, Fickett and Littman
Communications & Power Industries Canada Inc. (“CPI Canada”), a subsidiary of the Company, is a party to an employment agreement with Mr. Caldarelli, and CPI, also a subsidiary of the Company, is party to an employment agreement with each of Messrs. Fickett and Littman. The term of each employment agreement commenced on April 27, 2006 and continued for a three-year period thereafter. Each agreement is automatically extended for additional one-year periods thereafter, unless the employer or the executive officer gives notice of non-renewal at least six months prior to the end of the term. No notices of non-renewal have been provided with respect to these agreements.
Each agreement provides for the following initial base salary, subject to upward adjustment by the board of directors of the Company in its sole discretion: Mr. Caldarelli-C$550,000; Mr. Fickett-US$300,000; and Mr. Littman-US$230,000.
Each of these executive officers is eligible to receive an annual cash bonus through participation in the Company’s MIP, as in effect from time to time, and awards under the Company’s equity incentive plans. For fiscal year 2014, the target bonuses for Messrs. Caldarelli, Fickett and Littman under the Company’s MIP were 1.0, 0.75 and 0.60 respectively, times their respective base salaries. Each of these executive officers is eligible to participate in other benefit plans, policies and programs.
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

Mr. Tafler

CPI Canada is a party to an employment letter agreement, dated June 21, 2004, with Mr. Tafler that provides for an annual base salary of $165,000. The Company’s current practice is for the base salary to be reviewed and adjusted as appropriate. The letter provides that Mr. Tafler is entitled to participate in the Company’s Management Incentive Plan. Mr. Tafler is also entitled to participate in the executive car program and the defined contribution plan. If Mr. Tafler is terminated without cause, he will be entitled to continued payment of base salary for 12 months. If Mr. Tafler is terminated without cause at any time during the two-year period following a change-in-control event, he will be entitled to continued payment of base salary for 12 months, the continuation of employee benefits for the severance period, 100% of the management incentive award that otherwise would have been earned by him, continued use of his company car and full outplacement services. In order to receive the foregoing severance benefits, Mr. Tafler will be required to execute a general release in favor of the employer.

Management Incentive Plan Awards for Fiscal Year 2014
For fiscal year 2014, our board of directors established goals under the MIP based on earnings before interest, taxes, depreciation and amortization, further adjusted to exclude certain acquisition-related transaction and start-up costs, management fees to Veritas Capital, refinancing expenses and stock-based compensation expense (“Adjusted EBITDA”), and cash flows from operating activities before taxes, interest and certain acquisition-related transaction and start-up costs, management fees to Veritas Capital, refinancing and other specified expenses, less recurring cash flow from investing activities (“Adjusted Operating Cash Flow”). Minimum and maximum Adjusted EBITDA and Adjusted Operating Cash Flow goals were established at the corporate level and at each division. No bonus is payable with respect to a performance factor if the performance is below the minimum goal. Performance above the maximum level would not result in any increase in bonus.

The following table sets forth for fiscal year 2014, the minimum threshold goals (below which no bonuses based on the corresponding factor would be paid) and the maximum goals (above which no bonuses based on the corresponding factor would be paid), for Company Adjusted EBITDA and Adjusted Operating Cash Flow as well as the Company’s actual performance for the year (dollars in millions).

Performance Factor	Minimum Threshold	Maximum Threshold	Actual Performance
Company Adjusted EBITDA	$78.0	$90.0	$89.8
Company Adjusted Op. Cash Flow	59.0	75.0	88.7

In calculating Adjusted EBITDA for fiscal year 2014, the Company excluded the following items: transaction costs related to closing and integration of acquisitions of $4.2 million, stock-based compensation expense of $1.0 million, an adjustment for the impact of the revaluation of acquired assets and liabilities of $1.5 million, the Veritas Capital management fees of $2.7 million and expenses related to refinancing and issuance of a special dividend of $7.5 million. The base salary used for each executive was: Mr. Caldarelli C$600,000 Canadian, Mr. Littman $337,000, Mr. Fickett $393,000, Mr. Tafler
C$225,000 Canadian, and Mr. Coleman $223,000.

The award for Mr. Caldarelli, our chief executive officer, provided that his bonus would be weighted as follows: 40% on Adjusted EBITDA for the Company as a whole, 40% on Adjusted Operating Cash Flow for the Company as a whole, 10% on Adjusted EBITDA for the Communications & Medical Products (“CMP”) Division (of which he is the president) and 10% on Adjusted Operating Cash Flow for the CMP Division. His bonus would be 30% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 210% of his base salary on achievement of the maximum levels of Adjusted EBITDA and Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA and Adjusted Operating Cash Flow.

For fiscal year 2014, the CMP Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount equal to approximately 38% of the difference between the minimum and maximum thresholds, and Adjusted Operating Cash Flow exceeded the minimum threshold by an amount exceeding the maximum threshold.

The award for Mr. Fickett, our chief operating officer and president, provided that his bonus would be weighted as follows: 25% on Adjusted EBITDA for the Company as a whole, 25% on Adjusted Operating Cash Flow for the Company as a whole, 25% on Adjusted EBITDA for the Microwave Power Products (“MPP”) Division (of which he is the president) and 25% on Adjusted Operating Cash Flow for the MPP Division. His bonus would be 22.5% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 168.75% of his base salary on achievement of the maximum levels of Adjusted EBITDA and Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA and Adjusted Operating Cash Flow.

For fiscal year 2014, the MPP Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount equal to approximately 34% of the difference between the minimum and maximum thresholds, and the MPP Division’s actual Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 78% of the difference between the minimum and the maximum thresholds.

The award for Mr. Littman, our chief financial officer, treasurer and secretary, provided that his bonus would be weighted as follows: 50% on Adjusted EBITDA for the Company as a whole and 50% on Adjusted Operating Cash Flow for the Company as a whole. His bonus would be 18% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 120% of his base salary on achievement of the maximum levels of Adjusted EBITDA and Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA and Adjusted Operating Cash Flow.

The award for Mr. Tafler, vice president, provided that his bonus would be weighted as follows: 25% on Adjusted EBITDA for the Company as a whole, 25% on Adjusted Operating Cash Flow for the Company as a whole, 25% on Adjusted EBITDA for the Satcom Division (of which he is the president) and 25% on Adjusted Operating Cash Flow for the Satcom Division. His bonus would be 15.0% of his base salary (as in effect as of the end of the fiscal year) on achievement of the minimum thresholds and 112.5% of his base salary on achievement of the maximum levels of Adjusted EBITDA and Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA and Adjusted Operating Cash Flow.

For fiscal year 2014, the Satcom Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount equal to approximately 36% of the difference between the minimum and maximum thresholds, and the Satcom Division’s Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 86% of the difference between the minimum and the maximum thresholds.

The award for Mr. Coleman, vice president, provided that his bonus would be weighted as follows: 25% on Adjusted EBITDA for the Company as a whole, 25% on Adjusted Operating Cash Flow for the Company as a whole, 25% on Adjusted EBITDA for the Beverly Microwave Division (“BMD Division”) (of which he is the president) and 25% on Adjusted Operating Cash Flow for the BMD Division. His bonus would be 15.0% of his base salary (as in effect as of the end of the fiscal year) on achievement of the minimum thresholds and 112.5% of his base salary on achievement of the maximum levels of Adjusted EBITDA and Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA and Adjusted Operating Cash Flow.

For fiscal year 2014, the BMD Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount equal to approximately 71% of the difference between the minimum and maximum thresholds, and the BMD Division’s Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 13% of the difference between the minimum and the maximum thresholds.

The MIP provided that total aggregate bonus payments under the MIP for fiscal year 2014 would not exceed 8% of Adjusted EBITDA. For fiscal year 2014, the bonuses actually paid under the MIP did not approach this limit.

Except in the case of scheduled retirement, death or disability or as otherwise provided in an employee’s employment agreement, to be eligible for a bonus award, an executive officer must be on the payroll in good standing at the end of the fiscal year and at the time of payment. Payments are expected to be distributed on January 9, 2015 for U.S. executive officers, and no later than the end of January 2015 for Canadian executive officers. In the event of scheduled retirement, death or disability, a pro rata payment will be made to the executive officer or the executive officer’s estate.

Outstanding Equity Awards at October 3, 2014

Information with respect to unvested Class B membership interests in Holding LLC granted to the named executive officers and outstanding as of October 3, 2014, follows:

Name of Executive	Class B Membership Interest That Has Not Vested(1)	Market Value of Unvested Class B Membership Interest(2)
O. Joe Caldarelli	0.40%	$672,389
Joel A. Littman	0.16%	$268,956
Robert A. Fickett	0.24%	$403,433
Andrew E. Tafler	0.12%	$201,717
Don C. Coleman	0.12%	$201,717

(1)
Percentages represent unvested Class B membership interests in Holding LLC that was granted on April 27, 2011 and vest ratably over a five-year period on April 27 of each year, with the first 20% vesting on April 27, 2012. All of the unvested Class B membership interests will vest automatically upon a change of control.

(2)
The market values of Class B membership interests that were unvested at October 3, 2014 were determined by management using an income approach based on a cash flow methodology, the ownership percentage in Holding LLC, the preference of the Class A membership interests, and a discount for lack of liquidity.

Class B Membership Interest Vested for Fiscal Year 2014

Name of Executive	Class B Membership Interest
	Membership Interest Vested (%)(1)	Value Realized on Vesting ($)(2)
O. Joe Caldarelli	0.20%	$336,194
Joel A. Littman	0.08%	134,478
Robert A. Fickett	0.12%	201,717
Andrew E. Tafler	0.06%	100,858
Don C. Coleman	0.06%	100,858

(1)	Represents Class B membership interests in Holding LLC that vested on April 27, 2014.

(2)
The market values of Class B membership interests that were vested at October 3, 2014 were determined by management using an income approach based on a cash flow methodology, the ownership percentage in Holding LLC, the preference of the Class A membership interests, and a discount for lack of liquidity.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
O. Joe Caldarelli	Pension Plan for Executive Employees of Communications & Power Industries Canada Inc. (as applicable to O. Joe Caldarelli)	35	$1,498,567	—

(1)	Amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00.

Narrative Disclosure to Pension Benefits Table

In December 2002, CPI Canada adopted a defined benefit pension plan for its chief executive officer, O. Joe Caldarelli. CPI Canada, Mr. Caldarelli’s employer, is the administrator of the plan. The amount of annual pension payable to Mr. Caldarelli at age 65, which is the normal retirement age as defined in the plan, is equal to: (i) 2% of the average of Mr. Caldarelli’s highest average indexed earnings for each year of pensionable service before December 31, 1990 plus (ii) the aggregate of 2% of Mr. Caldarelli’s indexed earnings for each year of pensionable service on or after January 1, 1991. In effect, under current Canadian regulations, as of the end of December 2014, the annual pension amount would be limited to C$2,770 per year of pensionable service. As used above and defined in the plan, “earnings” refers to salary, commissions, bonus and profit sharing; “pensionable service” (subject to exceptions for certain temporary absences) refers to the number of years and completed months of continuous service in Canada with the employer and all pensionable service recognized under The Retirement Plan of Communications & Power Industries Canada Inc. (the predecessor plan), “indexed earnings” means, for any given calendar year, the earnings adjusted to the date of calculation (which is the earliest date of retirement, termination of employment, date of death or termination of the plan) to reflect increases after the year in the average weekly wages and salaries of the Industrial Aggregate as published by Statistics Canada, and “highest average indexed earnings” means the average of the highest three years of indexed earnings preceding any date of calculation. Amounts payable to Mr. Caldarelli under the plan cannot exceed the maximum pension limits under the Canadian Income Tax Act. Under current Canadian regulations, Mr. Caldarelli would have been entitled to a maximum pension of C$96,950 per year if he had retired at the end of December 2014.

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

The method of valuation for determining the present value of the accumulated benefit is based on the following assumptions:

	From 9/27/13 to 10/3/14	From 9/28/12 to 9/27/13	From 9/30/11 to 9/28/12
Mortality table	2014 Public Sector Mortality Table (with no size adjustment) using CPM Improvement Scale B	UP-1994 with generational projections using mortality projection scale AA	80% GAM-1983 (50% male/50% female)
Expected rate of return on plan assets at the beginning of the year	5.50%	7.50%	7.50%
Expected rate of return on plan assets at the end of the year	5.50%	5.50%	7.50%
Discount rate of liabilities at the beginning of the year	4.50%	3.80%	4.25%
Discount rate of liabilities at the end of the year	3.90%	4.50%	3.80%
Rate of salary increase	3.00%	3.50%	4.00%
Rate of increase of monthly pension unit	1.00%	1.50%	3.00%
Average remaining service period of active employees	2.16	3.16	4.16
Age at retirement	65	65	65

Non-qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Joel A. Littman	$—	$13,946	$15,570	$—	$169,059
Robert A. Fickett	39,046	19,225	85,878	—	695,830
Don C. Coleman	—	4,979	28,795	—	241,752

(1)	Amounts reported in this column are also included in the “Summary Compensation Table” in the “All Other Compensation” column.

(2)	Amounts reported in this column are not considered as “above market or preferential earnings” under SEC Rules and are therefore not included in the “Summary Compensation Table.”

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

Calculation of Potential Payments upon Termination or Change in Control
The following table presents the Company’s estimate of the benefits payable to the named executive officers under the agreements described above in connection with certain terminations of their employment with the Company or its subsidiaries, including those in connection with a change in control. In calculating the amount of any potential payments to the named executive officers, the Company has assumed that the applicable triggering event (i.e., termination of employment) occurred on October 3, 2014.

Name	Compensation Element (3)	Termination Other than for Cause and Resignation for Good Reason— Not in Connection with Change of Control		Termination Other than for Cause and Resignation for Good Reason— In Connection with Change of Control		Termination for Cause or Resignation Other than for Good Reason		Death or Disability
O. Joe Caldarelli (1)	Base Salary	$1,068,000	(4)	$1,335,000	(10)	$—		$—
	Performance Bonus	2,530,542	(5)	3,665,707	(11)	1,047,345	(14)	1,047,345	(14)
	Acceleration of Equity Awards	—		672,389	(6)	—		—
	Continuation of Benefits	227,310	(7)	284,138	(12)	—		—
	Total	$3,825,852		$5,957,234		$1,047,345		$1,047,345
Joel A. Littman	Base Salary	$505,500	(4)	$674,000	(10)	$—		$—
	Performance Bonus	842,823	(5)	1,206,717	(11)	402,239	(14)	402,239	(14)
	Acceleration of Equity Awards	—		268,956	(6)	—		—
	Continuation of Benefits	103,773	(7)	138,365	(12)	—		—
	280G Tax Gross-up	—		—	(13)	—		—
	Total	$1,452,096		$2,288,038		$402,239		$402,239
Robert A. Fickett	Base Salary	$589,500	(4)	$786,000	(10)	$—		$—
	Performance Bonus	1,142,396	(5)	1,603,056	(11)	534,352	(14)	534,352	(14)
	Acceleration of Equity Awards	—		403,433	(6)	—		—
	Continuation of Benefits	119,204	(7)	158,939	(12)	—		—
	280G Tax Gross-up	—		—	(13)	—		—
	Total	$1,851,100		$2,951,428		$534,352		$534,352
Andrew E. Tafler (1)(2)	Base Salary	$194,465	(4)	$194,465	(10)	$—		$—
	Performance Bonus	190,889	(8)	190,889	(8)	—		190,889	(14)
	Acceleration of Equity Awards	—		201,717	(6)	—		—
	Continuation of Benefits	40,891	(7)	40,891	(12)	—		—
	Outplacement Services	15,000	(9)	15,000	(9)	—		—
	Total	$441,245		$642,962		$—		$190,889
Don C. Coleman (2)	Base Salary	$223,000	(4)	$223,000	(10)	$—		$—
	Performance Bonus	183,369	(8)	183,369	(8)	—		183,369	(14)
	Acceleration of Equity Awards	—		201,717	(6)	—		—
	Continuation of Benefits	55,780	(7)	55,780	(12)	—		—
	Outplacement Services	15,000	(9)	15,000	(9)	—		—
	Total	$477,149		$678,866		$—		$183,369

(1)	The Company believes that the Section 280G tax gross-up amounts should not apply to Mr. Caldarelli and Mr. Tafler, as they typically receive little or no U.S.-source income from the Company.

(2)	Mr. Coleman and Mr. Tafler are not entitled to receive the benefits described in this table in the event of a voluntary termination of employment (whether or not for good reason).

(3)
Excludes any payments to be received upon termination of employment in connection with the non-qualified deferred compensation plan described above under “Narrative Disclosure to Non-qualified Deferred Compensation Table” and the pension plan described above under “-Narrative Disclosure to Pension Benefits Table.”

(4)
The amounts shown represent two years, 1.5 years, 1.5 years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Tafler’s and Mr. Coleman’s annual base salary (as applicable) as in effect on October 3, 2014. For Mr. Caldarelli and Mr. Tafler, salary amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00.

(5)
The amounts shown represent (i) the amount of the MIP awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2014 plus (ii) the average value of the amount paid under the Company’s MIP for fiscal years 2012, 2013 and 2014 (A) to Mr. Caldarelli, multiplied by two, (B) to Mr. Fickett multiplied by 1.5 and (C) to Mr. Littman multiplied by 1.5. For Mr. Caldarelli, his amount is denominated in Canadian dollars and was converted to U.S. dollars using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00.

(6)
The amounts shown represent the estimated value of unvested Class B membership interests as of October 3, 2014 which will become automatically vested upon the occurrence of a change of control (whether or not termination occurs).

(7)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for two years, 1.5 years, 1.5 years, one year and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Tafler and Mr. Coleman. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00.

(8)
The amounts shown represent the amounts of the MIP award that would have been payable to Mr. Tafler and Mr. Coleman for fiscal year 2014. For Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00.

(9)	The amounts shown assume full outplacement services for a 12-month period with a firm providing transition support for executives.

(10)
The amounts shown represent 2.5 years, two years, two years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Tafler’s and Mr. Coleman’s annual base salary (as applicable) as in effect on October 3, 2014. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00.

(11)
The amounts shown represent (i) the amount of the MIP awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2014 plus (ii) the highest amount paid under the Company’s MIP during fiscal years 2012, 2013 and 2014 (A) to Mr. Caldarelli, multiplied by 2.5, (B) to Mr. Fickett multiplied by two and (C) to Mr. Littman multiplied by two. For Mr. Caldarelli, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00.

(12)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for 2.5 years, two years, two years, one year and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Tafler and Mr. Coleman. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00.

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

(14)
The amounts shown represent the amount of the MIP awards that would have been payable to Messrs. Caldarelli, Littman, Fickett, Tafler and Coleman, as applicable, for fiscal year 2014. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00.

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
The following table sets forth information with respect to the beneficial ownership of the Class A and Class B membership interests in Holding LLC as of December 11, 2014 of: (1) each person or entity who beneficially owns 5% or more of the outstanding equity of Holding LLC; (2) each member of CPII’s board of directors, the board of directors of the Parent and the board of managers of the Holding LLC; (3) each of our named executive officers and directors; and (4) all of our directors and executive officers as a group.
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

(3)
Certain directors and members of our management were granted Class B membership interests in Holding LLC. Pursuant to the terms of the amended and restated limited liability company agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including Veritas Capital, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The aggregate amount of outstanding Class B membership interests shall not exceed 7.5% of the aggregate amount of all outstanding Class A and Class B membership interests. The Class B membership interests will be non-transferable and will vest ratably over five years, beginning on the first anniversary of the grant date. Following consummation of the Merger, we granted Class B membership interests to members of our management and our independent directors in an aggregate amount equal to approximately 5.52% of the aggregate amount of all outstanding Class A and Class B membership interests. 60% of these Class B membership interests are currently vested.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Arrangements With Veritas

Advisory Agreement

In connection with the Merger, on February 11, 2011 we entered into an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Veritas Capital, pursuant to which Veritas Management will provide us with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023 and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or we terminate the advisory agreement. Pursuant to such agreement, we will pay Veritas Management an annual fee equal to the greater of $1 million and 3.0% of our Adjusted EBITDA, a portion of which is payable in advance annually beginning on the date of the Merger, and we will reimburse certain out-of-pocket expenses of Veritas Management. For fiscal year 2014, we incurred Veritas Management advisory fee expense (also referred to as “Veritas Capital management fees” in other sections of this Annual Report) of $2.7 million, of which $1.0 million was paid in fiscal year 2014 and $1.7 million remained in “accrued liabilities” in the accompanying consolidated balance sheet as of October 3, 2014.

If Parent or any of its subsidiaries (including us) is involved in any transaction (including, without limitation, any acquisition, merger, disposition, debt or equity financing, recapitalization, structural reorganization or similar transaction), we will pay a transaction fee to Veritas Management equal to the greater of $0.5 million or 2% of transaction value. We paid Veritas Management $4.0 million in transaction fees in connection with the debt refinancing activities completed on April 7, 2014. We may terminate the advisory agreement immediately prior to a change of control or an initial public offering, upon payment of an amount equal to all accrued fees and expenses plus the present value of all annual fees that would have been payable under the advisory agreement through December 31, 2023.

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

Item 14. Principal Accounting Fees and Services

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS
The following table sets forth the aggregate fees billed and expected to be billed to the Company by KPMG LLP for professional services during fiscal years 2014 and 2013, as well as out-of-pocket costs incurred in connection with these services (in thousands):

	Fiscal Year
	2014	2013
Audit Fees	$1,155	$925
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	58
Total	$1,155	$983

Audit Fees
For fiscal years 2014 and 2013, the audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and reviews of the interim financial statements included in quarterly reports. For fiscal year 2013, the “all other fees” consist of consulting services rendered in connection with the acquisition of Radant.
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

We have audited the accompanying consolidated balance sheets of CPI International Holding Corp. and subsidiaries (the Company) as of October 3, 2014 and September 27, 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years ended October 3, 2014, September 27, 2013, and September 28, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI International Holding Corp. and subsidiaries as of October 3, 2014 and September 27, 2013, and the results of their operations and their cash flows for the years ended October 3, 2014, September 27, 2013, and September 28, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California
December 11, 2014

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 3, 2014	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$50,617	$67,051
Restricted cash	1,798	2,571
Accounts receivable, net	43,920	52,160
Inventories	97,156	89,832
Deferred tax assets	8,070	13,486
Prepaid and other current assets	7,960	7,068
Total current assets	209,521	232,168
Property, plant, and equipment, net	76,659	76,333
Deferred debt issue costs, net	12,557	9,713
Intangible assets, net	248,838	239,495
Goodwill	197,681	179,727
Other long-term assets	1,072	935
Total assets	$746,328	$738,371

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$3,100	$5,500
Accounts payable	25,565	26,742
Accrued expenses	31,328	27,348
Product warranty	4,863	4,706
Income taxes payable	1,048	98
Advance payments from customers	15,448	17,996
Total current liabilities	81,352	82,390
Deferred tax liabilities	94,835	89,178
Long-term debt, less current portion	514,938	353,233
Other long-term liabilities	13,059	5,818
Total liabilities	704,184	530,619
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	25,589	199,575
Accumulated other comprehensive (loss) income	(653)	86
Retained earnings	17,208	8,091
Total stockholders’ equity	42,144	207,752
Total liabilities and stockholders’ equity	$746,328	$738,371

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Sales	$475,301	$419,408	$391,150
Cost of sales, including $1,539, $391 and $248 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	336,679	301,321	282,391
Gross profit	138,622	118,087	108,759
Operating costs and expenses:
Research and development	15,825	14,602	13,499
Selling and marketing	23,542	21,925	21,738
General and administrative	32,545	29,034	25,209
Amortization of acquisition-related intangible assets	10,480	8,994	13,983
Total operating costs and expenses	82,392	74,555	74,429
Operating income	56,230	43,532	34,330
Interest expense, net	32,182	27,237	27,230
Loss on debt restructuring	7,235	—	—
Income before income taxes	16,813	16,295	7,100
Income tax expense	7,696	5,406	3,415
Net income	9,117	10,889	3,685
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on cash flow hedges, net of tax	(745)	(795)	1,677
Unrealized actuarial gain (loss) and amortization of prior service cost for pension liability, net of tax	6	432	(43)
Total other comprehensive (loss) income, net of tax	(739)	(363)	1,634
Comprehensive income	$8,378	$10,526	$5,319

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Accumulated Other	(Accumulated Deficit)
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	(Loss) Income	Earnings	Total
Balances, September 30, 2011	1	$—	$197,564	$(1,185)	$(6,483)	$189,896

Net income	—	—	—	—	3,685	3,685
Unrealized gain on cash flow hedges, net of tax	—	—	—	1,677	—	1,677
Unrealized actuarial loss and amortization of prior service cost for pension liability, net of tax	—	—	—	(43)	—	(43)
Stock-based compensation cost	—	—	1,001	—	—	1,001
Balances, September 28, 2012	1	—	198,565	449	(2,798)	196,216

Net income	—	—	—	—	10,889	10,889
Unrealized loss on cash flow hedges, net of tax	—	—	—	(795)	—	(795)
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax	—	—	—	432	—	432
Stock-based compensation cost	—	—	1,010	—	—	1,010
Balances, September 27, 2013	1	—	199,575	86	8,091	207,752

Net income	—	—	—	—	9,117	9,117
Unrealized loss on cash flow hedges, net of tax	—	—	—	(745)	—	(745)
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax	—	—	—	6	—	6
Stock-based compensation cost	—	—	1,014	—	—	1,014
Special dividend paid	—	—	(175,000)	—	—	(175,000)
Balances, October 3, 2014	1	$—	$25,589	$(653)	$17,208	$42,144

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Cash flows from operating activities
Net income	$9,117	$10,889	$3,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,492	11,655	10,356
Amortization of intangible assets	11,458	9,972	14,961
Change in fair value of contingent consideration	3,300	—	—
Amortization of deferred debt issue costs	2,437	2,241	2,119
Amortization of discount on long-term debt	795	120	116
Utilization of net increase in cost basis of inventory due to purchase accounting	1,539	391	248
Non-cash loss on debt restructuring	3,850	—	—
Non-cash defined benefit pension (income) expense	(48)	80	26
Stock-based compensation expense	1,014	1,010	1,001
(Recovery of) allowance for doubtful accounts	(57)	76	(75)
Deferred income taxes	2,764	967	421
Net loss on the disposition of assets	175	122	193
Net (gain) loss on derivative contracts	(27)	(242)	52
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	773	(645)	444
Accounts receivable	13,811	1,090	(5,061)
Inventories	198	(3,193)	(2,902)
Prepaid and other current assets	(1,191)	359	63
Other long-term assets	(46)	15	—
Accounts payable	(2,811)	(1,291)	(867)
Accrued expenses	1,241	396	(157)
Product warranty	157	440	(1,861)
Income tax payable, net	(2,152)	19	2,130
Advance payments from customers	(2,548)	3,450	(230)
Other long-term liabilities	(2,604)	244	388
Net cash provided by operating activities	53,637	38,165	25,050

Cash flows from investing activities
Capital expenditures	(7,674)	(4,938)	(7,584)
Acquisitions, net of cash acquired	(36,776)	(5,982)	(7,915)
Net cash used in investing activities	(44,450)	(10,920)	(15,499)

Cash flows from financing activities
Borrowings under new term loan facility	309,225	—	—
Payment of debt issue costs	(8,756)	—	—
Payment of debt modification costs	(5,365)	—	—
Repayment of borrowings under previous term loan facility	(144,175)	(3,200)	(1,500)
Repayment of borrowings under new term loan facility	(1,550)	—	—
Dividends paid	(175,000)	—	—
Net cash used in financing activities	(25,621)	(3,200)	(1,500)

Net (decrease) increase in cash and cash equivalents	(16,434)	24,045	8,051
Cash and cash equivalents at beginning of year	67,051	43,006	34,955
Cash and cash equivalents at end of year	$50,617	$67,051	$43,006

Supplemental disclosures
Cash paid for interest	$28,319	$24,947	$25,410
Cash paid for income taxes, net of refunds	$7,084	$4,412	$877
Decrease in accrued capital expenditures	$71	$530	$—

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in thousands except share and per share amounts)

1.           Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation:  CPI International Holding LLC (“Holding LLC”) owns all of the outstanding common stock of CPI International Holding Corp., headquartered in Palo Alto, California (“Parent”), the parent company of CPI International, Inc. (“CPII”). CPII, in turn, owns all of the outstanding equity interests of Communications & Power Industries LLC (“CPI”) and Communications & Power Industries Canada Inc. (“CPI Canada”), CPII’s main operating subsidiaries. The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and their affiliates, including CICPI Holdings LLC (collectively, “Veritas Capital”) and certain members of CPII’s management beneficially own shares of Parent’s common stock indirectly through their holdings in Holding LLC. Holding LLC, Parent and CPII are holding companies with no material assets or operations other than their respective direct or indirect equity interests in CPI and CPI Canada and activities related thereto.

As used herein, unless the context indicates or otherwise requires, the term “Company” refers to Parent and its consolidated subsidiaries and, where the context so requires, its direct and indirect parent companies.

The Company develops, manufactures and globally distributes components and subsystems used in the generation, amplification, transmission and reception of microwave signals for a wide variety of systems including radar, electronic warfare and communications (satellite and point-to-point) systems for military and commercial applications, specialty products for medical diagnostic imaging and the treatment of cancer, as well as microwave and radio frequency (“RF”) energy generating products for various industrial and scientific pursuits. The Company has two reportable segments: RF products and satcom equipment.

The accompanying consolidated financial statements represent the consolidated results and financial position of the Company. The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal year 2014 comprised the 53-week period ended October 3, 2014. Fiscal years 2013 and 2012 comprised the 52-week periods ended September 27, 2013 and September 28, 2012, respectively.

The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stockholdings have been eliminated in consolidation.

Foreign Currency Translation:    The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. Foreign currency translation gains and losses are generally reported on a net basis in the general and administrative expense in the consolidated statements of comprehensive income, except for translation gains or losses on income tax-related assets and liabilities, which are reported in income tax expense in the consolidated statements of comprehensive income.

Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; inventory valuation; recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; recognition and measurement of current and deferred income tax assets and liabilities; and business combinations. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company has commercial and U.S. Government fixed-price contracts that are accounted for under the accounting guidance for construction-type and production-type contracts. These contracts have represented not more than 3% of the Company’s sales during fiscal years 2014, 2013 and 2012, and are for contracts that generally are greater than one year in duration and that include a significant amount of product development. The Company uses the percentage-of-completion method when reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs can be made. The portion of revenue earned or the amount of gross profit earned for a period is determined by measuring the extent of progress toward completion using total cost incurred to date and estimated costs at contract completion.

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

Restricted Cash:  Restricted cash consists primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries and cash collateral for certain performance bonds. The bank guarantees become unrestricted cash when performance under the sales or supply contract is complete. The cash collateral for the performance bonds becomes unrestricted cash when the performance bonds expire.

Inventories:  Inventories are stated at the lower of average cost or market value. Each of the Company’s divisions uses either a standard cost or a moving weighted-average cost methodology based on the most appropriate methodology for that division’s operations in determining the cost basis for its inventories. In each case, the methodology used by the respective division approximates a first-in, first-out basis. Costs include labor, material and overhead costs. Overhead costs are based on indirect costs allocated among cost of sales, work-in-process inventory and finished goods inventory. Inventories also include costs and earnings in excess of progress billings for contracts using the percentage-of-completion method of accounting. Progress billings in excess of costs and earnings for contracts using the percentage-of-completion method of accounting are reported in Advance Payments from Customers.

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

Goodwill and identifiable intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets subject to amortization are amortized over their respective estimated useful lives and reviewed for impairment. Identifiable intangible assets are amortized on a straight-line basis over their useful lives of up to 40 years. The Company tests goodwill for impairment annually or more frequently if events and circumstances warrant. The Company’s annual testing resulted in no impairment of goodwill in fiscal years 2014, 2013 and 2012.

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

There were no triggering events identified that would indicate a need to review for impairment of long-lived assets during fiscal years 2014, 2013 and 2012.

Deferred Debt Issue Costs:    Costs incurred related to the issuance of the Company’s long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. Deferred debt issue costs for CPII’s new revolving credit facility, term loan facility and existing senior notes (see Note 6, “Long-term Debt”) are amortized over the expected life of the respective debt of approximately five years, seven years and seven years, respectively.

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

	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
CPI-sponsored	$15,825	$14,602	$13,499
Customer-sponsored	8,046	12,151	14,692
	$23,871	$26,753	$28,191

Advertising Expenses:  Costs related to advertising are recognized in selling and marketing expenses as incurred. Advertising expenses were not material in any of the periods presented.

Income Taxes: The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that its deferred tax assets would be realized in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions based on the two-step process, whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that are not more-likely-than-not to be sustained based solely on their technical merits, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Income tax-related interest expense or income, foreign exchange gains and losses and penalties are reported as components of the provision for income taxes in the consolidated statements of comprehensive income.

See Note 11, “Income Taxes,” for further discussion on income taxes.

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

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update became effective for the Company in the first quarter of fiscal year 2014. As a result of the application of this accounting standard update, the Company has provided additional disclosures in Note 12, “Stockholders’ Equity.”

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

In August 2014, the FASB issued an accounting standard update that requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This accounting standard update applies to all entities and is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2017. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

Radant Technologies

On October 1, 2013, the Company purchased all of the outstanding stock of Radant Technologies, Inc. (“Radant”), a Massachusetts corporation, for a payment of approximately $36.8 million in cash consideration, net of $0.6 million cash acquired. A maximum of $10.0 million in potential additional payments may be payable if certain financial targets are achieved by Radant over the two years following the date of acquisition. Radant designs, manufactures and tests advanced composite radomes, reflector antennas and structures for defense aerospace and naval applications as well as commercial aerospace applications. The acquisition of Radant provides the Company with advanced technology and specialized products for radar, electronic warfare and communications applications that complement and extend the Company’s broad portfolio of microwave, RF, power and control solutions for these and other critical applications. The results of Radant’s operations were included in the Company’s RF products segment and the Company’s consolidated results of operations beginning on the date of the acquisition.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table sets forth final components and allocation of the total purchase price, including the measurement period adjustments, as of October 3, 2014 to the assets acquired and the liabilities assumed and the resulting goodwill based on based on their respective fair values.

	Preliminary	Measurement Period Adjustments	Final
Purchase price	$37,586	$(219)	$37,367
Less: Fair value of assets acquired:
Net current assets	(6,149)	(3,922)	(10,071)
Property, plant and equipment	(4,925)	(490)	(5,415)
Identifiable intangible assets	(21,700)	900	(20,800)
Other long-term assets	(67)	—	(67)
	(32,841)	(3,512)	(36,353)
Add: Fair value of liabilities assumed:
Deferred revenue, non-current	—	5,296	5,296
Contingent consideration liability	4,300	—	4,300
Long-term deferred tax liabilities	8,530	(1,186)	7,344
	12,830	4,110	16,940

Goodwill	$17,575	$379	$17,954

The measurement period adjustments above represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up until the purchase price allocation was finalized which could not be any later than one year from the acquisition date. These measurement period adjustments are properly reflected in the Company’s consolidated balance sheet as of October 3, 2014. However, as these measurement period adjustments did not have a significant impact on the Company’s consolidated statements of comprehensive income and consolidated statements of cash flows in any period, the adjustments have therefore been recorded on a prospective basis.

The fair value assigned to identifiable intangible assets acquired was determined using variations of the income approach. Under these methods, fair value was estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of tradenames and completed technology was based on the relief-from-royalty method, and backlog and customer relationship is valued using the excess earnings method. The royalty rates used in the relief-from-royalty method were based on both a return-on-asset method and market comparable rates. The Company believes that these identifiable intangible assets will have no residual value after their estimated economic useful lives. The fair value of the identifiable intangible assets and their weighted-average useful lives are as follows:

	Fair Value	Useful Life (years)
Tradenames	$2,300	15
Completed technology	7,300	15
Backlog	2,700	3
Customer relationship	8,500	10
Total identifiable intangible assets	$20,800
All of the above identifiable intangible assets are definite-lived and are amortized over their estimated useful lives.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The valuation of the contingent consideration liability was based on a probability-weighted discounted cash flow analysis. See Note 5, “Financial Instruments,” for additional information on the fair value of the contingent consideration.

Goodwill resulting from the Radant acquisition is largely attributable to future growth opportunities within the Company’s radar and electronic warfare and communications markets and is not deductible for income tax purposes.

In connection with the Radant acquisition, the Company incurred various costs totaling $0.5 million that are included in general and administrative expenses in the consolidated statements of comprehensive income for fiscal year 2014. These costs, which the Company expensed as incurred, consist of professional fees payable to financial and legal advisors.

The following unaudited supplemental pro forma results of operations are presented as though the Radant acquisition had occurred as of the beginning of the earliest period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets. The supplemental pro forma results of operations exclude the impact of certain charges that have resulted from or were in connection with the acquisition, including, (i) the utilization of the net increase in the cost basis of inventory, (ii) amortization of backlog, (iii) certain discrete tax expenses, and (iv) expenses in connection with the acquisition. Each of the pro forma adjustments reflected in the supplemental pro forma results of operations are individually immaterial to each period presented, other than the $3.3 million of change in fair value of the contingent consideration and the $1.5 million of utilization of the net increase in the cost basis of inventory both added back to pro forma net income for fiscal year 2014.

	Year Ended
	October 3, 2014	September 27, 2013
Sales	$475,301	$450,749
Net income	$13,373	$11,661

MCL

In June 2013, the Company acquired certain assets of M C L, Inc., (“MCL”), an Illinois corporation and a manufacturer of power amplifier products and systems for the satellite communications market for a payment of approximately $6.0 million in cash. The acquisition was made to support the strategic growth of the Company. MCL has been integrated into the Company’s Satcom Division as a part of the Company’s satcom equipment operating segment. The results of MCL’s operations were included in the Company’s consolidated results of operations beginning on the date of the acquisition.

The following table reflects the final allocation of the total purchase price to the fair values of net assets acquired and the resulting goodwill:

Purchase price	$5,982
Less: Fair value of assets acquired:
Net current assets	(3,559)
Property, plant and equipment	(1,040)
Identifiable intangible assets	(590)
(5,189)

Goodwill (deductible for tax purposes)	$793

The impact of MCL acquisition was not material to the Company’s consolidated results.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Codan Satcom

In June 2012, the Company acquired the Codan Satcom business from Codan Limited, an Australian-based public company, for a payment of approximately $7.5 million in cash. Codan Satcom designs and manufactures solid-state RF subsystems for satellite communications services to commercial and government customers. The acquisition of Codan Satcom expanded the Company’s portfolio of solid-state and satellite communications products and enabled the Company to offer customers the most complete line of satellite communications amplifiers, operating at all satellite uplink frequencies and power levels, in the industry. Codan Satcom was integrated into the Company’s Communications & Medical Products Division in Ontario, Canada as a part of the Company’s RF products operating segment. The results of Codan Satcom’s operations were included in the Company’s consolidated results of operations beginning on the date of the acquisition.

The following table reflects the final allocation of the total purchase price to the fair values of assets acquired and the liabilities assumed and the resulting goodwill:

Purchase price	$7,516
Less: Fair value of assets acquired:
Net current assets	(2,500)
Property, plant and equipment	(2,868)
Identifiable intangible assets	(1,370)
Deferred tax assets	(630)
(7,368)
Add: Fair value of liabilities assumed:
Contingent consideration liability	56

Goodwill (deductible for tax purposes)	$204

4.           Supplemental Financial Information

Accounts Receivable:    Accounts receivable are stated net of allowances for doubtful accounts as follows:

	October 3, 2014	September 27, 2013
Accounts receivable	$43,942	$52,239
Less: Allowance for doubtful accounts	(22)	(79)
Accounts receivable, net	$43,920	$52,160

The following table sets forth the changes in allowance for doubtful accounts during the periods presented:

	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Balance at beginning of period	$79	$3	$78
(Recovery) provision for doubtful accounts charged to general and administrative expense	(16)	80	97
Write-offs against allowance	(41)	(4)	(172)
Balance at end of period	$22	$79	$3

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Inventories:    The following table provides details of inventories:

	October 3, 2014	September 27, 2013
Raw material and parts	$48,958	$50,901
Work in process	33,649	28,590
Finished goods	14,549	10,341
	$97,156	$89,832

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Year Ended
	October 3, 2014	September 27, 2013
Balance at beginning of period	$4,992	$6,951
Provision for loss contracts, charged to cost of sales	1,551	2,617
Credit to cost of sales upon revenue recognition	(1,535)	(4,576)
Balance at end of period	$5,008	$4,992

At the end of each period presented above, reserve for loss contracts was reported in the consolidated balance sheet in the following accounts:

	October 3, 2014	September 27, 2013
Inventories	$4,998	$4,877
Accrued expenses	10	115
	$5,008	$4,992

Property, Plant and Equipment, Net:    The following table provides details of property, plant and equipment, net:

	October 3, 2014	September 27, 2013
Land	$8,180	$7,580
Land improvements	2,479	2,447
Buildings	42,233	40,155
Machinery and equipment	60,580	52,688
Construction in progress	2,414	1,048
	115,886	103,918
Less: accumulated depreciation and amortization	(39,227)	(27,585)
Property, plant and equipment, net	$76,659	$76,333

$5.4 million of the increase in gross property, plant and equipment resulted from the Radant acquisition in October 2013 (Note 3, “Business Combinations”).

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Intangible Assets: The following tables present the details of the Company’s total intangible assets:

	Weighted Average	October 3, 2014			September 27, 2013
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived assets:
Division tradenames	1 - 15	$5,253	(889)	$4,364	$2,960	(523)	$2,437
Core technology	40	94,400	(8,605)	85,795	94,400	(6,196)	88,204
Completed technology	1 - 25	96,498	(17,989)	78,509	89,210	(12,532)	76,678
Backlog	1 - 3	3,200	(1,408)	1,792	9,800	(9,800)	—
Leasehold interest	4 - 40	35,680	(3,565)	32,115	35,680	(2,567)	33,113
In-process research and development	10	3,500	(850)	2,650	3,500	(495)	3,005
Non-compete agreement	5	2	—	2	2	—	2
Customer relationship	10 - 15	9,528	(1,017)	8,511	1,028	(72)	956
Total definite-lived assets		248,061	(34,323)	213,738	236,580	(32,185)	204,395

Indefinite-lived assets:
CPI tradenames		35,100	—	35,100	35,100	—	35,100
Total indefinite-lived assets		35,100	—	35,100	35,100	—	35,100

Total intangible assets		$283,161	$(34,323)	$248,838	$271,680	$(32,185)	$239,495

The amortization of intangible assets is recorded as amortization of acquisition-related intangible assets, except for leasehold interest, which is included in cost of sales in the consolidated statements of comprehensive income. The amortization of intangible assets amounted to $11.5 million, $10.0 million and $15.0 million for fiscal years 2014, 2013 and 2012, respectively.

     The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2015	$11,144
2016	11,075
2017	10,174
2018	10,167
2019	10,167
Thereafter	161,011
$213,738

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Goodwill:    The following table sets forth goodwill by reportable segment:

	October 3, 2014	September 27, 2013
RF products	$146,505	$128,551
Satcom equipment	39,715	39,715
Other	11,461	11,461
	$197,681	$179,727

The increase in goodwill resulted from the Radant acquisition in October 2013 (Note 3, “Business Combinations”).

Accrued Expenses:    The following table provides details of accrued expenses:

	October 3, 2014	September 27, 2013
Payroll and employee benefits	$18,204	$16,492
Accrued interest	2,707	2,074
Other accruals	10,417	8,782
	$31,328	$27,348

Product Warranty:    The following table summarizes the activity related to product warranty:

	Year Ended
	October 3, 2014	September 27, 2013
Beginning accrued warranty	$4,706	$4,066
Actual costs of warranty claims	(4,730)	(4,872)
Assumed from acquisition	—	200
Estimates for product warranty, charged to cost of sales	4,887	5,312
Ending accrued warranty	$4,863	$4,706

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

The Company’s non-financial assets (including goodwill, intangible assets, inventories and long-lived assets) and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when they are deemed to be impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections. During all periods presented, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities other than the initial recognition of assets and liabilities in connection with business combinations. The estimated fair values of tangible and intangible assets and liabilities recorded in connection with business combinations are based on Level 3 inputs. See Note 3, “Business Combinations” for more information.

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, derivative instruments and contingent consideration. As of October 3, 2014 and September 27, 2013, financial assets utilizing Level 1 inputs included cash equivalents, such as money market and overnight U.S. Government securities, and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included foreign currency derivatives. As of October 3, 2014, the financial liability utilizing Level 3 inputs included the contingent consideration arising from the acquisition of Radant.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following tables set forth financial instruments carried at fair value within the hierarchy:

		Fair Value Measurements at October 3, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$39,952	$39,952	$—	$—
Mutual funds[2]	279	279	—	—
Total assets at fair value	$40,231	$40,231	$—	—

Liabilities:
Foreign exchange forward derivatives[3]	$759	$—	$759	$—
Contingent consideration liability[4]	7,600			7,600
Total liabilities at fair value	$8,359	$—	$759	$7,600

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

See Note 8, “Derivative Instruments and Hedging Activities,” for further information regarding the Company’s derivative instruments.

Contingent Consideration

Contingent consideration is measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. Subsequent changes in the fair value of contingent consideration are recognized within general and administrative expenses in the Company’s consolidated statements of comprehensive income. The fair value of contingent consideration is based on a probability-weighted calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. Significant increases or decreases in any of the estimated probabilities would result in a significantly higher or lower fair value, respectively, and commensurate changes to the contingent consideration liability.

In connection with, and as part of the consideration for, the Radant acquisition in October 2013, the Company will be obligated to make a maximum of $10.0 million in potential additional payments if certain financial targets are achieved by Radant over the two years following the acquisition. These potential earn-out payments are considered contingent consideration. Key assumptions in the measurement of fair value of said contingent consideration include a discount rate of 14% and a probability-adjusted level of Radant’s earnings before net interest expense, provision for income taxes and depreciation and amortization (“EBITDA”) in aggregate for the two years following the acquisition. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions.

In connection with, and as part of the consideration for, the Codan Satcom acquisition in June 2012, the Company was obligated to make a maximum of $4.5 million in potential additional payments if certain revenue targets were achieved over the two years following the acquisition. These potential earn-out payments were considered contingent consideration. During fiscal year 2013, the Company determined that the earn-out revenue targets would not be met. The Company, therefore, recorded a gain of $0.1 million in general and administrative in the consolidated statements of comprehensive income for fiscal year 2013 from the reversal of the contingent consideration liability.

The following table summarizes the activities related to contingent considerations during the periods presented:

	Year Ended
	October 3, 2014	September 27, 2013
Balance at beginning of period	$—	$56
Contingent consideration from acquisitions	4,300	—
Change in fair value included in earnings	3,300	(56)
Balance at end of period	$7,600	$—

The change in fair value of the contingent consideration related to Radant acquisition in fiscal year 2014 was due to the passage of time and subsequent adjustments in the probability assumptions regarding Radant’s future EBITDA. Other assumptions used for determining the estimated fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity. The estimated fair value of the Company’s long-term debt as of October 3, 2014 and September 27, 2013 using Level 2 fair value inputs was $521.3 million and $365.7 million, respectively, compared to the carrying value of $518.0 million and $358.7 million, respectively.

6.           Long-term Debt

During the third quarter of fiscal year 2014, the Company refinanced its long-term debt as follows:

•
Amended the terms of the Company’s Senior Notes due 2018 (the “Notes”) upon completing a consent solicitation of the Note holders in order to increase the aggregate amount of indebtedness permitted under CPII’s senior secured credit facilities from $230.0 million to $365.0 million, to increase the interest rate on the Notes from 8.00% to 8.75% per annum and to modify the restricted payments covenant of said credit facilities in order to allow CPII to pay a one-time dividend of up to $175.0 million to Holding LLC and,

•
Entered into new senior secured credit facilities composed of (a) term loans in an aggregate principal amount of $310.0 million, and (b) a $30.0 million revolving credit facility, and repaid the outstanding balance of the prior senior secured credit facilities.

The Company’s long-term debt comprises the following as of the dates presented:

	October 3, 2014	September 27, 2013
Term loan, net of issue discount of $726 and $442	$307,724	$143,733
Senior notes due 2018, net of issue discount of $4,686 and $0	210,314	215,000
	518,038	358,733
Less: Current portion	3,100	5,500
Long-term portion	$514,938	$353,233

Standby letters of credit secured by Revolver	$3,468	$3,848

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

•	pay a dividend in an aggregate principal amount of $175.0 million to CPII’s direct and/or indirect shareholders, and

•	pay fees, costs and expenses in connection with the foregoing, including the $5.4 million consent payment in connection with the consent solicitation for the Notes.

No borrowings have been made to date under the Revolver (other than for approximately $3.5 million of outstanding letters of credit as of October 3, 2014 from the existing senior secured credit facilities which were deemed to be issued under the new Senior Credit Facilities), but the Revolver may be used for general corporate purposes at any time after the Closing Date and prior to the maturity date of the Revolver.

Borrowings under the Senior Credit Facilities will bear interest at a rate equal to, at CPII’s option, the LIBOR or the Alternate Base Rate (ABR) plus the applicable margin. LIBOR and ABR borrowings under the Term Loan are subject to a 1.00% and 2.00% “floor,” respectively. The ABR is the greatest of (a) the base rate established by the administrative agent, (b) the federal funds rate plus 0.50% and (c) adjusted LIBOR for a one-month interest period plus 1.00%. For Term Loans, the applicable margin will be 3.25% per annum for LIBOR borrowings and 2.25% per annum for ABR borrowings. The applicable margins under the Revolver, until delivery of financial statements for the first full fiscal quarter ending after the Closing Date, is 3.25% per annum for LIBOR borrowings and 2.25% for ABR Borrowings and thereafter, will vary depending on CPII’s total leverage ratio, as defined in the Senior Credit Facilities, and range from 3.25% to 3.00% for LIBOR borrowings and from 2.25% to 2.00% for ABR borrowings.

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

For each fiscal year after fiscal year 2014, CPII will also be required to make prepayments within five business days after the date on which the financial statements with respect to that fiscal year are delivered, based on a calculation of excess cash flow, as defined in the Senior Credit Facilities, less optional prepayments and, in the case of the Revolver, corresponding reductions in commitment, made during such fiscal year. A prepayment premium of 1.00% of the aggregate principal amount of Term B Loans which are prepaid pursuant to a repricing transaction, as defined in the Senior Credit Facilities, on or prior to the date that is six months following the Closing Date applies to any such prepayment of the Term Loans. CPII can otherwise make optional prepayments on the outstanding loans at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans.

The Senior Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Parent and its restricted subsidiaries, including CPII, to:

•	sell assets;

•	engage in mergers or acquisitions;

•	pay dividends or distributions or repurchase their capital stock;

•	incur additional indebtedness or issue equity interests;

•	make investments and loans;

•	create liens or further negative pledges on assets;

•	engage in certain transactions with affiliates;

•	enter into sale and leaseback transactions;

•
amend documents relating to the Notes to accelerate the dates principal payments are due thereon or make prepayments relating to subordinated indebtedness, the Notes or permitted incremental debt outside of the Senior Credit Facilities; and

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

The refinancing of CPII’s old debt with the Senior Credit Facilities was accounted for as a debt extinguishment in connection with which the Company recorded an expense of $3.8 million included in loss on debt restructuring in the consolidated statements of comprehensive income for fiscal year 2014. This expense primarily represents the write offs of deferred debt issuance costs and unamortized debt discount associated with the previously existing credit facilities. The Company also incurred fees and costs associated with the new Senior Credit Facilities of approximately $8.7 million that were capitalized as deferred debt issue costs and an issue discount of $0.8 million that was netted against the carrying amount of the Term Loan. Both amounts are amortized as interest expense under the effective interest method over the expected term of the related debt.

The description of the Senior Credit Facilities above does not purport to be complete and is qualified in its entirety by reference to the agreements comprising the Senior Credit Facilities.

8.75% Senior Notes due 2018

In February 2011, CPII issued an aggregate of $215 million of the Notes originally bearing interest at the rate of 8.0% per year. The outstanding notes are CPII’s senior unsecured obligations. Parent and each of CPII’s existing and future restricted subsidiaries (as defined in the indenture governing the Notes) guarantee the Notes on a senior unsecured basis. Interest is payable in cash. The indenture governing the Notes limits, subject to certain exceptions, CPII and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock; pay dividends and make other restricted payments; make certain investments; sell assets; create liens; consolidate, merge or sell all or substantially all of CPII’s assets; enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries.

Second Supplemental Indenture. In connection with the refinancing of its senior credit facilities, CPII entered into a second supplemental indenture dated as of March 12, 2014, which amended the indenture governing the Notes to:

•	increase the interest rate on the Notes from 8.00% to 8.75% per annum;

•
increase the premium for any optional redemption of the Notes to (i) for redemptions prior to February 15, 2016, the make-whole premium, (ii) for redemptions from February 15, 2016 to February 14, 2017, 4% and (iii) for redemptions thereafter, 1%;

•
increase the aggregate amount of indebtedness under CPII’s senior secured credit facilities that constitutes “Permitted Indebtedness” for purposes of the Limitations on Additional Indebtedness covenant from $230.0 million to $365.0 million; and

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

The amendment of the indenture governing the Notes as provided for in the second supplemental indenture was accounted for as debt modification, which resulted in the Company’s recording the Consent Payment mentioned above of $5.4 million as a debt discount netted against the balance of the Notes on the consolidated balance sheet. Debt discount is amortized and recognized as interest expense under the effective interest method over the remaining term of the Notes. Also, the Company recorded an expense of $3.4 million included in loss on debt restructuring in the consolidated statements of comprehensive income for fiscal year 2014 for incurred fees and costs associated with this debt modification.

Debt Maturities:    As of October 3, 2014, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	8.75% Senior Notes	Total
2015	$3,100	$—	$3,100
2016	3,100	—	3,100
2017	3,100	—	3,100
2018	299,150	215,000	514,150
2019	—	—	—
Thereafter	—	—	—
	$308,450	$215,000	$523,450

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
Covenants

As of October 3, 2014, the Company was in compliance with the covenants under the agreements governing CPII’s new Senior Credit Facilities and the indentures governing the Notes.

Deferred Debt Issuance Costs

CPII incurred deferred debt issuance costs, excluding issue discount, of $8.7 million associated with its new Senior Credit Facilities and cumulative deferred debt issuance costs, excluding issue discount, of $8.0 million associated with the Notes. As of October 3, 2014, the unamortized deferred debt issuance costs related to CPII’s debt were $12.6 million, net of $4.2 million accumulated amortization. As of September 27, 2013, the unamortized deferred debt issuance costs related to CPII’s prior senior credit facilities and the Notes were $9.7 million, net of $5.6 million accumulated amortization.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

7.           Employee Benefit Plans

Retirement Plans:    The Company provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. The Company also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows a select group of management and highly compensated employees to defer a portion of their compensation. The Non-Qualified Plan liability recorded by the Company amounted to approximately $1.6 million and $1.3 million as of October 3, 2014 and September 27, 2013, respectively. For all of the Company’s current retirement plans, all participant contributions and Company matching contributions are 100% vested. Total CPI contributions to these retirement plans were $4.1 million, $3.8 million, and $3.7 million for fiscal years 2014, 2013 and 2012, respectively.

Defined Benefit Pension Plan: The Company maintains a defined benefit pension plan for its Chief Executive Officer (“CEO”). The plan’s benefits are based on the CEO’s compensation earnings and are limited by statutory requirements of the Canadian Income Tax Act. All costs of the plan are borne by the Company.

At October 3, 2014 and September 27, 2013, the Company recorded a liability of $0.1 million and $0.2 million, respectively, which approximates the excess of the projected benefit obligation over plan assets of $1.5 million and $1.3 million, respectively. Additionally, the Company recorded an unrealized gain of $0.1 million, net of tax of $33,000 as of October 3, 2014 and $0.1 million, net of tax of $47,000 as of September 27, 2013 to accumulated other comprehensive income in the consolidated balance sheets.

The Company’s defined benefit pension plan is managed by an insurance company consistent with regulations or market practice in Canada, where the plan assets are invested. Net pension expense, recorded in general and administrative in the consolidated statements of comprehensive income, was $36,000 for fiscal year 2014, and $0.1 million for each of fiscal years 2013 and 2012. Contributions to the plan are not expected to be significant to the financial position of the Company.

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

The Company’s Canadian dollar forward contracts in effect as of October 3, 2014 have durations of four to 18 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive (loss) income in the consolidated balance sheets. At October 3, 2014, the unrealized loss, net of tax of $0.3 million, was $0.8 million. At September 27, 2013, the unrealized loss, net of tax, was not material. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next five fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of comprehensive income. No ineffective amounts were recognized due to hedge ineffectiveness in fiscal years 2014, 2013 and 2012.

As of October 3, 2014, the Company had entered into Canadian dollar forward contracts for approximately $40.1 million (Canadian dollars), or approximately 73% of estimated Canadian dollar denominated expenses for October 2014 through September 2015, at an average rate of approximately 0.91 U.S. dollars to one Canadian dollar.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

See Note 5, “Financial Instruments,” for further information regarding the Company’s derivative instruments.

The following table summarizes the fair value of derivative instruments designated as cash flow hedges at October 3, 2014 and September 27, 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	October 3, 2014	September 27, 2013	Balance Sheet Location	October 3, 2014	September 27, 2013
Derivatives designated as hedging instruments
Forward contracts	Prepaid and other current assets	$—	$444	Accrued expenses	$759	$236
Total derivatives designated as hedging instruments		$—	$444		$759	$236

As of October 3, 2014 and September 27, 2013, the Company had no derivative instruments that were classified as non-hedging instruments. The Company’s derivative assets and liabilities are reported on a gross basis. None of these derivative instruments are subject to master netting arrangements with the Company’s derivative counterparties that would allow for net settlement.

The following tables summarize the effect of derivative instruments on the consolidated statements of comprehensive income for the periods of fiscal years 2014, 2013 and 2012 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)
	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Forward contracts	$(2,514)	(1,263)	2,054
Total	$(2,514)	$(1,263)	$2,054

Derivatives in Cash Flow Hedging Relationships	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Year Ended
		October 3, 2014	September 27, 2013	September 28, 2012
Forward contracts	Cost of sales	$(1,243)	$(132)	(28)
	Research and development	(141)	(34)	(84)
	Selling and marketing	(62)	(15)	(37)
	General and administrative	(74)	(18)	(46)
		$(1,520)	$(199)	$(195)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion )
		Year Ended
		October 3, 2014	September 27, 2013	September 28, 2012
Forward contracts	General and administrative[a]	$251	$235	(32)
		$251	$235	$(32)

[a] The amount recognized in income for each period presented represents a gain (loss) related to the amount excluded from the assessment of hedge effectiveness.

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

When the Company’s derivatives are in a net asset position, the Company is exposed to credit loss from nonperformance by the counterparty. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative.

9.           Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at October 3, 2014 were as follows:

Fiscal Year	Operating Leases
2015	$2,683
2016	2,191
2017	1,779
2018	1,293
2019	610
Thereafter	2,239
$10,795

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $4.0 million, $3.2 million and $3.0 million for fiscal years 2014, 2013 and 2012, respectively. Assets subject to capital leases at October 3, 2014 and September 27, 2013 were not material.

Guarantees: The Company has restricted cash of $1.8 million and $2.6 million as of October 3, 2014 and September 27, 2013, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries and cash collateral for certain performance bonds.

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

All legal costs are expensed as incurred.

10.           Related-Party Transactions

A former major stockholder of the newly acquired Radant Division was retained by the Company to serve as president of that division (the “Radant president”). In connection with, and as part of the consideration for, the Radant acquisition, the Company will be obligated to make a maximum of $10.0 million in potential additional payments to the former stockholders of Radant including the Radant president and certain of his relatives if certain financial targets are achieved by Radant over the two years following the acquisition (see Notes 3, “Business Combinations,” and 5, “Financial Instruments”). Also in connection with the acquisition, the Company entered into a lease agreement for a property in Stow, Massachusetts, that contains a manufacturing plant and office facilities owned by a company controlled by the Radant president. The Company records rent expense for the Stow lease on an arm’s length basis. The Company paid and recorded a rent expense of $0.4 million for such lease for fiscal year 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company is party to an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Veritas Capital, pursuant to which Veritas Management provides the Company with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023, and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or the Company terminates the advisory agreement. Pursuant to such agreement, the Company pays Veritas Management an annual fee equal to the greater of $1.0 million or 3.0% of the Company’s Adjusted EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization, certain acquisition-related transaction and start-up costs, refinancing expenses, stock-based compensation expense and the Veritas Management annual advisory fee), a portion of which is payable in advance annually, and the Company reimburses certain out-of-pocket expenses of Veritas Management. For fiscal years 2014, 2013 and 2012, the Company incurred Veritas Management advisory fee expense of $2.7 million, $2.2 million and $2.0 million, respectively, recorded in general and administrative expenses in the consolidated statements of comprehensive income. As of October 3, 2014 and September 27, 2013, $1.7 million and $1.2 million of the Veritas Management advisory fee remained unpaid, respectively.

Under the Veritas Management advisory agreement, if Parent or any of its subsidiaries (including the Company) is involved in any transaction (including, without limitation, any acquisition, merger, disposition, debt or equity financing, recapitalization, structural reorganization or similar transaction), the Company is obligated to pay a transaction fee to Veritas Management equal to the greater of $0.5 million or 2.0% of transaction value. The Company may terminate the advisory agreement immediately prior to a change of control or an initial public offering, upon payment of an amount equal to all accrued fees and expenses plus the present value of all annual fees that would have been payable under the advisory agreement through December 31, 2023. In connection with the debt refinancing described in Note 6, “Long-term Debt,” the Company paid $4.0 million in transaction fees to Veritas Management during fiscal year 2014. The total transaction fee paid comprised (1) $2.5 million attributed to the new Senior Credit Facilities as part of their capitalized debt issuance costs and (2) $1.5 million attributed to the Notes as part of their expensed debt modification costs included in loss on debt restructuring on the accompanying consolidated statements of comprehensive income for fiscal year 2014. Veritas Management waived any transaction fees due for acquisitions made by the Company during fiscal years 2014, 2013 and 2012.

No other related person has any interest in the advisory agreement.

Certain members of management of the Company have been granted Class B membership interests in Holding LLC. See Note 12, “Stockholders’ Equity,” for more details.

11.    Income Taxes

Income before income taxes consisted of the following:

	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
U.S.	$6,341	$8,980	$4,774
Foreign	10,472	7,315	2,326
	$16,813	$16,295	$7,100

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Income tax expense consisted of the following:

	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Current
Federal	$954	$2,736	$539
State	218	693	976
Foreign	3,760	1,386	1,477
	4,932	4,815	2,992
Deferred
Federal	3,533	1,240	1,567
State	70	428	(124)
Foreign	(839)	(1,077)	(1,020)
	2,764	591	423
	$7,696	$5,406	$3,415

The differences between the effective income tax rate and the federal statutory income tax rate were as follows:

	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
U.S. federal income tax provision at statutory rate	35.0%	35.0%	35.0%
Domestic manufacturing deduction	(2.0)%	(4.8)%	(7.9)%
Foreign tax rate differential and income inclusion	13.1%	(0.4)%	5.9%
State taxes	1.0%	6.3%	7.9%
Research and development credit	(0.4)%	(3.7)%	(0.7)%
Tax contingency reserves	(20.3)%	2.4%	3.8%
Stock compensation expense	1.7%	1.8%	3.7%
Non-deductible acquisition earnout expense	8.2%	—%	—%
Prior year change in estimate	(3.9)%	(4.8)%	(0.2)%
Change in valuation allowance	13.8%	—%	—%
Other differences	(0.4)%	1.4%	0.6%
Effective tax rate	45.8%	33.2%	48.1%

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The effective tax rate for fiscal year 2014 was 45.8% and differs from the federal statutory rate of 35% primarily due to a change in the Company’s ability to utilize foreign tax credits generated or to be generated upon repatriation of certain earnings and nondeductible acquisition earn-out expense, partially offset by tax benefits from the expiration of the statute of limitations on certain tax contingency reserves and a provision to tax return true-up.
The effective tax rate for fiscal year 2013 was 33.2% and differs from the federal statutory rate of 35% primarily due to the domestic manufacturing deduction, a prior year change in estimate based on a tax filing and research and development tax credits, partially offset by state income taxes. The 6.3% state tax rate for fiscal year 2013 includes tax charges of 2.7% for tax rate changes.
 The effective tax rate for fiscal year 2012 was 48.1% and differs from the federal statutory rate of 35% primarily due to state income taxes, foreign earnings that are subject to U.S. federal income tax, tax contingency reserves, non-deductible stock compensation expense, partially offset by the domestic manufacturing deduction. The 7.9% state tax rate for fiscal year 2012 includes tax charges of 2.8% for tax rate changes and 2.0% for a change in estimate based on a tax return filing.

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The Company’s deferred tax assets (liabilities) were as follows:

	October 3, 2014	September 27, 2013
Deferred tax assets:
Inventory and other reserves	$8,990	$9,059
Accrued vacation	2,138	2,194
Deferred compensation and other accruals	1,721	1,201
Tax credit carryforward	3,717	1,096
Net operating loss carryforward	684	921
Other deferred tax assets	383	210
Gross deferred tax assets	17,633	14,681
Valuation allowance	(2,321)	—
Total deferred tax assets	$15,312	$14,681

Deferred tax liabilities:
Accelerated depreciation	$(14,061)	$(14,789)
Acquisition-related intangibles	(85,008)	(74,901)
Unremitted foreign earnings	(2,712)	(127)
Other deferred tax liabilities	(340)	(595)
Total deferred tax liabilities	$(102,121)	$(90,412)
Net deferred tax liabilities	$(86,809)	$(75,731)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Realization of the Company's net deferred tax assets is based upon the weight of available evidence, including such factors as earnings history and expected future taxable income. As of October 3, 2014, the Company believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its deferred tax assets except for foreign tax credit carryforwards. Utilization of foreign tax credit carryforwards requires income of a certain character to be recognized within a ten year carryforward period. As of October 3, 2014, the Company determined that it did not expect that there would be enough future income of this character to fully utilize such foreign tax credit carryforwards, therefore, a valuation allowance was recorded. As of October 3, 2014, the Company had federal foreign tax credit carryforwards of $3.6 million and approximately $0.1 million of California tax credit carryforwards. If not utilized, the federal foreign tax credit carryforwards will begin to expire in 2021.

At October 3, 2014, in connection with the February 2011 merger with Veritas Capital, the Company had state net operating loss (“NOL”) carryforwards of approximately $11.4 million which were primarily from California. State NOL carryovers begin to expire in 2026 if not utilized.

The Company has approximately $7.5 million of undistributed earnings in its Canadian operations which are indefinitely reinvested, and the estimated unrecognized deferred tax liability on such amount is $2.6 million.

The net deferred tax liabilities were classified in the consolidated balance sheets as follows:

	October 3, 2014	September 27, 2013
Deferred tax assets:
Current	$8,070	$13,486
Deferred tax liabilities:
Current (accrued expenses)	(44)	(39)
Noncurrent	(94,835)	(89,178)
Net deferred tax liabilities	$(86,809)	$(75,731)

The total unrecognized tax benefits, excluding any related interest accrual, are reported in the consolidated balance sheets in the following accounts:

	October 3, 2014	September 27, 2013
Income taxes payable	$220	$2,074
Other long-term liabilities	918	3,823
	$1,138	$5,897

The reduction in total unrecognized tax benefits for the year ended October 3, 2014 is primarily due to settlement of a transfer pricing audit with the Canada Revenue Authority (“CRA”) on the sale of the Satcom Division to its Canadian subsidiary in fiscal years 2001 and 2002. For the year ended October 3, 2014, the Company recorded approximately $3.6 million of unrecognized tax benefits for California non-business interest expense deductions for fiscal years 2005 through 2009 which are fully offset by an income tax receivable for the same amount.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

All of the unrecognized tax benefit balances of $1.1 million and $5.9 million would reduce the effective tax rate if recognized as of October 3, 2014 and September 27, 2013, respectively. As of October 3, 2014, the Company had accrued income tax related interest and penalties of approximately $0.1 million. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of tax expense in the consolidated statements of comprehensive income and totaled approximately $0.1 million for fiscal year 2014. The Company has minimal penalties accrued in income tax expense. Any prospective adjustments to the Company’s unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to the Company’s effective tax rate. Accordingly, the Company’s effective tax rate could fluctuate materially from period to period. Furthermore, if the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction to income tax expense.

The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $4.1 million as audits close, statutes expire and tax payments are made. Partially offsetting the estimated $4.1 million reduction to unrecognized tax benefits in the next 12 months is a $3.6 million reduction to an offsetting income tax receivable, resulting in a net reduction of unrecognized tax benefits of approximately $0.5 million.

A reconciliation of the beginning and ending balances of the total gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Year Ended
	October 3, 2014	September 27, 2013
Beginning of period balance	$5,897	$5,726
Increases related to tax positions taken during prior periods	—	97
Decreases related to tax positions taken during prior periods	(126)	(109)
Increases related to tax position taken during the current period	4,117	183
Decreases related to settlements with the taxing authorities	(1,904)	—
Decreases related to expiration of the statute of limitations	(3,207)	—
End of period balance	$4,777	$5,897
The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada and California, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2010. The Company’s Canadian subsidiary is no longer subject to examination by the taxing authorities for fiscal years prior to 2006. The Company has income tax audits in progress in several jurisdictions in which it operates, including an audit by the CRA for fiscal year 2010 and for the periods from October 2, 2010 to February 10, 2011 and February 11, 2011 to September 30, 2011.
During fiscal year 2013, the Company received a $4.6 million refund from the Internal Revenue Service (“IRS”) in settlement of a transfer pricing audit related to the sale of the Satcom Division to the Company's Canadian subsidiary in fiscal years 2001 and 2002. The IRS refund was recorded as a reduction to income tax receivable (prepaid and other current assets).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

12.        Stockholders’ Equity

Special Dividend
On April 7, 2014, the Company’s board of directors officially declared, and the Company paid a special cash dividend in an aggregate amount of $175.0 million to Holding LLC, the Company’s sole stockholder of record as of the close of business April 2, 2014. The special dividend was recorded as a reduction to additional paid-in capital on the accompanying consolidated balance sheet as of October 3, 2014.

Equity-based Compensation

In April 2011 and December 2011, certain members of management and independent directors of the Company were granted Class B membership interests in Holding LLC. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including Veritas Capital, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The Class B membership interests are subject to a five-year vesting schedule, except vesting will be accelerated in the event of a change of control. The unvested portion of Class B membership interests resulting from forfeitures reverts to the holders of Class A membership interests in Holding LLC. Class B membership interests are granted with no exercise price and no expiration date. Grants of Class B membership interests are limited in the aggregate to 7.50% of the net profits interests in Holding LLC.

A summary of activity for grants, forfeitures and the outstanding balance of Class B membership interests in Holding LLC follow:

	Class B Membership Interests
	Available for Grant	Outstanding	Fair Value at Date of Grant
Balance, September 30, 2011	2.18%	5.32%	$4,874
Granted	(0.20)	0.20	183
Balance, September 28, 2012	1.98	5.52	5,057
Granted	—	—	—
Balance, September 27, 2013	1.98	5.52	5,057
Granted	—	—	—
Forfeited	0.06	(0.06)	(40)
Balance, October 3, 2014	2.04%	5.46%	$5,017

As of October 3, 2014, 60% of the Class B membership interests were vested.

The fair value at date of grant of Class B membership interests was determined by management using an income approach based on a cash flow methodology, the ownership percentage in Holding LLC, the preference of the Class A membership interests, and a 25% marketability discount. The discount is estimated based on an option pricing model for an Asian put option known as the Finnerty model, and the weighted average assumptions are risk free rate of 0.65%, expected volatility of 75%, restricted period of two years, and no dividend yield.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company records equity-based compensation expense based on the grant-date fair value on a straight-line basis over the vesting period of the awards. The following table summarizes equity-based compensation expense for the periods presented, which was allocated as follows:

	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Equity-based compensation cost recognized in the statement of comprehensive income by caption:
Cost of sales	$259	$255	$274
Research and development	47	46	46
Selling and marketing	118	128	128
General and administrative	590	581	553
	$1,014	$1,010	$1,001
Equity-based compensation cost capitalized in inventory	$259	$255	$274
Equity-based compensation cost remaining in inventory at end of period	$46	$46	$46

The table above has been adjusted to correct the misclassification of $0.5 million of equity-based compensation expense as presented in the “research and development” and “general and administrative” captions in the table above for each of the years ended September 27, 2013 and September 28, 2012. The correction of these misclassifications decreased research and development expense and increased general and administrative expense in the table above for the two periods but had no impact on total equity-based compensation expense or on the presentation of operating expenses in the consolidated statements of comprehensive income for any period.

The unamortized amount of equity-based compensation was $1.6 million at October 3, 2014, and is scheduled to be charged to expense as follows:

Fiscal Year	Amount
2015	$986
2016	627
2017	8
$1,621

Accumulated Other Comprehensive Income

The following table provides the components of accumulated other comprehensive income in the consolidated balance sheets:

	October 3, 2014	September 27, 2013
Unrealized loss on cash flow hedges, net of tax of $(251) and $(2), respectively	$(753)	$(8)
Unrealized actuarial gain and prior service credit for pension liability, net of tax of $33 and $47, respectively	100	94
Accumulated other comprehensive (loss) income	$(653)	$86

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table provides changes in accumulated other comprehensive (loss) income, net of tax, reported in the Company’s consolidated balance sheets for fiscal years 2014 and 2013 (amounts in parentheses indicate debits):

	Year Ended
	October 3, 2014			September 27, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(8)	$94	$86	$787	$(338)	$449
Other comprehensive (loss) income before reclassifications	(1,885)	(83)	(1,968)	(944)	382	(562)
Amounts reclassified from accumulated other comprehensive income	1,140	89	1,229	149	50	199
Net current-period other comprehensive (loss) income	(745)	6	(739)	(795)	432	(363)
Balance at end of period	$(753)	$100	$(653)	$(8)	$94	$86

The following table provides the gross amounts reclassified from accumulated other comprehensive (loss) income and the corresponding amounts of taxes for fiscal years 2014 and 2013 (amounts in parentheses indicate debits):

	Year Ended
	October 3, 2014			September 27, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Amounts reclassified from accumulated other comprehensive income	$1,520	$119	$1,639	$199	$69	$268
Less: Tax	(380)	(30)	(410)	(50)	(19)	(69)
Amounts reclassified from accumulated other comprehensive income, net	$1,140	$89	$1,229	$149	$50	$199

See Note 8, “Derivatives Instruments and Hedging Activities,” for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the consolidated statements of comprehensive income.

13.           Segments, Geographic and Customer Information

The Company’s reportable segments are RF products (formerly “electron devices”) and satcom equipment. With the Company’s recent acquisitions and broadening of its product offerings through internal development, the Company concluded that it is more inclusive, suitable and accurate to refer to the segment previously described as “electron devices” as “RF products.” RF products is a broader term that encompasses all classes of electron devices and more appropriately describes the broader nature of the Company’s current complementary product offerings in the radio frequency field.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Sales from external customers
RF products	$355,698	$310,337	$287,558
Satcom equipment	89,610	86,931	80,449
Other	29,993	22,140	23,143
	$475,301	$419,408	$391,150
Intersegment product transfers
RF products	$21,644	$18,176	$21,794
Satcom equipment	33	74	70
	$21,677	$18,250	$21,864
Capital expenditures[a]
RF products	$6,181	$4,084	$5,889
Satcom equipment	267	260	672
Other	1,155	1,124	1,023
	$7,603	$5,468	$7,584
EBITDA
RF products	$83,368	$68,494	$63,577
Satcom equipment	9,267	8,343	5,399
Other	(19,690)	(11,678)	(9,329)
	$72,945	$65,159	$59,647

[a] Capital expenditures incurred on an accrual basis.

	October 3, 2014	September 27, 2013
Total assets
RF products	$517,108	$473,032
Satcom equipment	110,691	116,835
Other	118,529	148,504
	$746,328	$738,371

The increase in RF products total assets primarily reflects assets derived from Radant, which was acquired by the Company in October 2013 (Note 3, “Business Combinations”). The decrease in Other total assets primarily reflects a net decrease in cash resulting from the Company’s recent debt restructuring (Note 6, “Long-term Debt”) and dividend payment (Note 12, “Stockholders’ Equity”).

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

	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Operating income
RF products	$74,245	$59,956	$56,074
Satcom equipment	8,139	7,245	4,379
Other	(26,154)	(23,669)	(26,123)
	$56,230	$43,532	$34,330

The following table reconciles net income to EBITDA:

	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
Net income	$9,117	$10,889	$3,685
Depreciation and amortization	23,950	21,627	25,317
Interest expense, net	32,182	27,237	27,230
Income tax expense	7,696	5,406	3,415
EBITDA	$72,945	$65,159	$59,647

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Net property, plant and equipment by geographic area were as follows:

	October 3, 2014	September 27, 2013
United States	$61,770	$60,172
Canada	14,090	15,143
Other	799	1,018
Total	$76,659	$76,333

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

Goodwill by geographic area was as follows:

	October 3, 2014	September 27, 2013
United States	$109,472	$91,518
Canada	88,209	88,209
	$197,681	$179,727

Geographic sales by customer location were as follows for external customers:

	Year Ended
	October 3, 2014	September 27, 2013	September 28, 2012
United States	$316,229	$277,837	$249,688
All foreign countries	159,072	141,571	141,462
Total sales	$475,301	$419,408	$391,150

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

The United States Government is the only customer that accounted for 10% or more of the Company’s consolidated sales in fiscal years 2014, 2013 and 2012. Direct sales to the U.S. Government were $81.6 million, $64.7 million and $57.0 million, for fiscal years 2014, 2013 and 2012, respectively. Accounts receivable from this customer represented 6% and 14% of consolidated accounts receivable as of October 3, 2014 and September 27, 2013, respectively.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year 2014
Sales	$123,879	$121,159	$119,413	$110,850
Gross profit(1)	33,407	36,258	35,911	33,046
Net income (loss)(1)	3,144	5,897	3,470	(3,394)

Fiscal year 2013
Sales	$97,561	$102,219	$109,616	$110,012
Gross profit(2)	26,958	27,716	33,912	29,501
Net income(2)	1,451	1,300	6,151	1,987

(1) Net income for the third quarter of fiscal year 2014 reflects pre-tax loss on debt restructuring of $7.2 million. Net income for the second through fourth quarters of fiscal year 2014 reflects a pre-tax charge of $0.3 million, $0.3 million and $2.7 million, respectively, for the change in fair value of contingent consideration relating to the acquisition of Radant. Net income for the third and fourth quarters of fiscal year 2014 reflects income tax benefit of $4.0 million and income tax provision of $5.2 million, respectively, both include the impact of various discrete tax items recorded during the respective periods. Gross profit and net income for the first quarter of fiscal year 2014 reflect pre-tax utilization of the net increase in cost basis of inventory of $1.5 million relating to the acquisition of Radant.

(2) Net income for the first through fourth quarters of fiscal year 2013 reflects pre-tax acquisition, closing and integration costs of $0.7 million, $1.3 million, $0.8 million and $1.3 million, respectively, relating to the acquisitions of Codan Satcom in June 2012, MCL in June 2013 and Radant in October 2013.

15.           Supplemental Guarantors Condensed Consolidating Financial Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 3, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$42,290	$8,327	$—	$50,617
Restricted cash	—	—	1,708	90	—	1,798
Accounts receivable, net	—	—	30,062	13,858	—	43,920
Inventories	—	—	71,153	26,483	(480)	97,156
Deferred tax assets	—	—	7,265	805	—	8,070
Intercompany receivable	—	—	95,370	16,706	(112,076)	—
Prepaid and other current assets	—	49	6,010	1,719	182	7,960
Total current assets	—	49	253,858	67,988	(112,374)	209,521
Property, plant and equipment, net	—	—	61,779	14,880	—	76,659
Deferred debt issue costs, net	—	12,557	—	—	—	12,557
Intangible assets, net	—	—	169,229	79,609	—	248,838
Goodwill	—	—	109,528	88,153	—	197,681
Other long-term assets	—	—	1,055	17	—	1,072
Investment in subsidiaries	43,845	752,212	15,026	—	(811,083)	—
Total assets	$43,845	$764,818	$610,475	$250,647	$(923,457)	$746,328
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	9	25	15,039	10,492	—	25,565
Accrued expenses	1,692	2,782	19,513	7,340	1	31,328
Product warranty	—	—	2,633	2,230	—	4,863
Income taxes payable	—	—	425	623	—	1,048
Advance payments from customers	—	—	12,018	3,430	—	15,448
Intercompany payable	—	5,353	8,731	—	(14,084)	—
Total current liabilities	1,701	11,260	58,359	24,115	(14,083)	81,352
Deferred income taxes	—	—	72,693	22,142	—	94,835
Long-term debt, less current portion	—	514,938	—	—	—	514,938
Other long-term liabilities	—	—	12,035	1,024	—	13,059
Total liabilities	1,701	526,198	143,087	47,281	(14,083)	704,184
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	376,459	182,945	(770,504)	—
Equity investment in subsidiary	(653)	(653)	9,377	—	(8,071)	—
Additional paid-in capital	25,589	—	—	—	—	25,589
Accumulated other comprehensive loss	—	—	—	(653)	—	(653)
Retained earnings	17,208	28,173	81,552	21,074	(130,799)	17,208
Total stockholders’ equity	42,144	238,620	467,388	203,366	(909,374)	42,144
Total liabilities and stockholders’ equity	$43,845	$764,818	$610,475	$250,647	$(923,457)	$746,328

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended October 3, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$366,585	$174,813	$(66,097)	$475,301
Cost of sales	—	—	266,867	134,648	(64,836)	336,679
Gross profit	—	—	99,718	40,165	(1,261)	138,622
Operating costs and expenses:
Research and development	—	—	6,882	8,943	—	15,825
Selling and marketing	—	—	14,016	11,107	(1,581)	23,542
General and administrative	2,926	686	23,039	5,709	185	32,545
Amortization of acquisition-related intangible assets	—	—	6,402	4,078	—	10,480
Total operating costs and expenses	2,926	686	50,339	29,837	(1,396)	82,392
Operating (loss) income	(2,926)	(686)	49,379	10,328	135	56,230
Interest expense (income), net	—	32,183	8	(9)	—	32,182
Loss on debt restructuring	—	7,235	—	—	—	7,235
(Loss) income before income tax expense and equity in income of subsidiaries	(2,926)	(40,104)	49,371	10,337	135	16,813
Income tax (benefit) expense	(1,125)	(15,239)	21,393	2,615	52	7,696
Equity in income of subsidiaries	10,918	35,783	914	—	(47,615)	—
Net income	9,117	10,918	28,892	7,722	(47,532)	9,117
Equity in other comprehensive income of subsidiaries, net of tax	(739)	(739)	—	—	1,478	—
Other comprehensive loss, net of tax						—
Unrealized loss on cash flow hedges, net of tax	—	—	—	(745)	—	(745)
Unrealized actuarial gain and amortization of prior service cost, for pension liability, net of tax	—	—	—	6	—	6
Total other comprehensive loss, net of tax	—	—	—	(739)	—	(739)
Comprehensive income	$8,378	$10,179	$28,892	$6,983	$(46,054)	$8,378

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 27, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$310,753	$170,646	$(61,991)	$419,408
Cost of sales	—	—	230,200	132,099	(60,978)	301,321
Gross profit	—	—	80,553	38,547	(1,013)	118,087
Operating costs and expenses:
Research and development	—	—	5,031	9,571	—	14,602
Selling and marketing	—	—	12,528	10,847	(1,450)	21,925
General and administrative	2,200	2,026	17,592	6,914	302	29,034
Amortization of acquisition-related intangible assets	—	—	4,963	4,031	—	8,994
Total operating costs and expenses	2,200	2,026	40,114	31,363	(1,148)	74,555
Operating (loss) income	(2,200)	(2,026)	40,439	7,184	135	43,532
Interest expense (income), net	—	27,248	(15)	4	—	27,237
(Loss) income before income tax expense and equity in income of subsidiaries	(2,200)	(29,274)	40,454	7,180	135	16,295
Income tax (benefit) expense	(868)	(11,123)	17,113	233	51	5,406
Equity in income of subsidiaries	12,221	30,372	632	—	(43,225)	—
Net income	10,889	12,221	23,973	6,947	(43,141)	10,889
Equity in other comprehensive loss of subsidiaries, net of tax	(363)	(363)	—	—	726	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(795)	—	(795)
Unrealized actuarial gain and amortization of prior service cost, for pension liability, net of tax	—	—	—	432	—	432
Total other comprehensive loss, net of tax	—	—	—	(363)	—	(363)
Comprehensive income	$10,526	$11,858	$23,973	$6,584	$(42,415)	$10,526

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended October 3, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$796	$49,617	$3,224	$53,637
Cash flows from investing activities
Capital expenditures	—	—	(7,113)	(561)	(7,674)
Acquisition, net of cash acquired	—	—	(36,776)	—	(36,776)
Net cash used in investing activities	—	—	(43,889)	(561)	(44,450)
Cash flows from financing activities
Return of intercompany capital	—	9,000	—	(9,000)	—
Intercompany funding	—	15,825	(24,825)	9,000	—
Intercompany dividend	175,000	(175,000)	—	—	—
Borrowings under new term loan facility	—	309,225	—	—	309,225
Payment of debt issue costs	—	(8,756)	—	—	(8,756)
Payment of debt modification costs	—	(5,365)	—	—	(5,365)
Repayment of borrowings under previous term loan facility	—	(144,175)	—	—	(144,175)
Repayment of borrowings under new term loan facility	—	(1,550)	—	—	(1,550)
Dividends paid	(175,000)	—	—	—	(175,000)
Net cash used in financing activities	—	(796)	(24,825)	—	(25,621)
Net (decrease) increase in cash and cash equivalents	—	—	(19,097)	2,663	(16,434)
Cash and cash equivalents at beginning of period	—	—	61,387	5,664	67,051
Cash and cash equivalents at end of period	$—	$—	$42,290	$8,327	$50,617

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 27, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$—	$38,919	$(754)	$38,165
Cash flows from investing activities
Capital expenditures	—	—	(3,892)	(1,046)	(4,938)
Acquisitions	—	—	(4,482)	(1,500)	(5,982)
Net cash used in investing activities	—	—	(8,374)	(2,546)	(10,920)
Cash flows from financing activities
Repayment of borrowings under previous term loan facility	—	(3,200)	—	—	(3,200)
Return of intercompany capital	—	19,181	—	(19,181)	—
Intercompany funding	—	(15,981)	(3,200)	19,181	—
Net cash used in financing activities	—	—	(3,200)	—	(3,200)
Net increase (decrease) in cash and cash equivalents	—	—	27,345	(3,300)	24,045
Cash and cash equivalents at beginning of period	—	—	34,042	8,964	43,006
Cash and cash equivalents at end of period	$—	$—	$61,387	$5,664	$67,051

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 28, 2012

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$1,500	$21,057	$2,493	$25,050
Cash flows from investing activities
Capital expenditures	—	—	(6,575)	(1,009)	(7,584)
Acquisition	—	—	(1,434)	(6,481)	(7,915)
Net cash used in investing activities	—	—	(8,009)	(7,490)	(15,499)
Cash flows from financing activities
Repayment of borrowings under previous term loan facility	—	(1,500)	—	—	(1,500)
Intercompany funding	—	—	529	(529)	—
Net cash (used in) provided by financing activities	—	(1,500)	529	(529)	(1,500)
Net increase (decrease) in cash and cash equivalents	—	—	13,577	(5,526)	8,051
Cash and cash equivalents at beginning of period	—	—	20,465	14,490	34,955
Cash and cash equivalents at end of period	$—	$—	$34,042	$8,964	$43,006

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL HOLDING CORP.

Dated:	December 11, 2014	/s/ O. JOE CALDARELLI
O. Joe Caldarelli
Chief Executive Officer

Dated:	December 11, 2014	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ O. JOE CALDARELLI O. Joe Caldarelli	Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2014

ROBERT A. FICKETT* Robert A. Fickett	President, Chief Operating Officer and Director	December 11, 2014

/s/ JOEL A. LITTMAN Joel A. Littman	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 11, 2014

HUGH D. EVANS* Hugh D. Evans	Chairman of the Board of Directors	December 11, 2014

RAMZI M. MUSALLAM* Ramzi M. Musallam	Director	December 11, 2014

JEFFREY P. KELLY* Jeffrey P. Kelly	Director	December 11, 2014

BENJAMIN M. POLK* Benjamin M. Polk	Director	December 11, 2014

MICHAEL J. MEEHAN* Michael J. Meehan	Director	December 11, 2014

Adm LEIGHTON W. SMITH, JR.* Admiral Leighton W. Smith, Jr.	Director	December 11, 2014

*By:	/s/ JOEL A. LITTMAN Joel A. Littman Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger, dated as of November 24, 2010, by and among Catalyst Holdings, Inc., Catalyst Acquisition, Inc. and CPI International, Inc.	CPI International, Inc.’s Form 8-K, filed on November 29, 2010.
3.1	Certificate of Incorporation of CPI International, Inc.	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.2	Amended and Restated By-laws of CPI International, Inc.	Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
3.3	Certificate of Incorporation of CPI International Holding Corp.	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.4	Amended and Restated By-laws of CPI International Holding Corp.	Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012.
3.5	Certificate of Incorporation of Communications & Power Industries International Inc.	CPI International, Inc.’s Registration Statement on Form S-4 (Registration No. 333-113867), filed on March 23, 2004.
3.6	By-laws of Communications & Power Industries International Inc.	CPI International, Inc.’s Registration Statement on Form S-4 (Registration No. 333-113867), filed on March 23, 2004.
3.7	Restated Certificate of Incorporation of Communications & Power Industries Asia Inc.	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.8	By-laws of Communications & Power Industries Asia Inc.	CPI International, Inc.’s Registration Statement on Form S-4 (Registration No. 333-113867), filed on March 23, 2004.
3.9	Restated Articles of Incorporation of CPI Econco Division	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.10	Restated By-laws of CPI Econco Division	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.11	Restated Articles of Incorporation of CPI Malibu Division	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.12	Restated By-laws of CPI Malibu Division	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.13	Certificate of Conversion from a Corporation to a Limited Liability Company of Communications & Power Industries LLC	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.14	Certificate of Formation of Communications & Power Industries LLC	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.15	Limited Liability Company Agreement of Communications & Power Industries LLC	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.16	Certificate of Conversion from a Corporation to a Limited Liability Company of CPI Subsidiary Holdings LLC	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.

Exhibit Number	Exhibit Description	Incorporated by Reference to:
3.17	Certificate of Formation of CPI Subsidiary Holdings LLC	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
3.18	Limited Liability Company Agreement of CPI Subsidiary Holdings LLC	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.1	Indenture, dated as of February 11, 2011 by and among, CPI International, Inc., CPI International Holding Corp. and The Bank of New York Mellon Trust Company, N.A.	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.2
Supplemental Indenture, dated as of February 11, 2011, by and among, CPI International, Inc., CPI International Holding Corp., Communications & Power Industries LLC, CPI Subsidiary Holdings LLC, Communications & Power Industries International Inc., Communications & Power Industries Asia Inc., CPI Econco Division, CPI Malibu Division and The Bank of New York Mellon Trust Company, N.A.
Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.3
Registration Rights Agreement, relating to the 8.00% Senior Notes due 2018, dated as of February 11, 2011, by and among, CPI International Acquisition, Inc., the guarantors named therein, UBS Securities LLC and KKR Capital Markets LLC
Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.4
Joinder Agreement, dated as of February 11, 2011, by and among, Communications & Power Industries LLC, CPI Subsidiary Holdings LLC, Communications & Power Industries International Inc., Communications & Power Industries Asia Inc., CPI Econco Division and CPI Malibu Division
Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
4.5	Form of 8.00% Senior Note due 2018 (included as part of Exhibit 4.1).	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011
4.6
Third Supplemental Indenture, dated as of April 7, 2014, by and among CPI International, Inc., CPI Locus Microwave, Inc., and CPI Radant Technologies Division Inc., the new Guaranteeing Subsidiaries, and The Bank of New York Mellon Trust Company, N.A., as Trustee, under the Company’s 8.00% Senior Notes due 2018
Registrant’s Form 10-Q filed on August 12, 2014.
10.1
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
Registrant’s Form 10-Q filed on August 12, 2014.
10.2	Security Agreement, dated as of April 7, 2014, by CPI International, Inc., as Borrower, the guarantors party hereto and UBS AG, Stamford Branch, as Collateral Agent	Registrant’s Form 10-Q filed on August 12, 2014.
10.3
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
Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
10.4	Advisory Agreement, dated as of February 11, 2011, between CPI International, Inc. and Veritas Capital Fund Management, L.L.C.	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.

Exhibit Number	Exhibit Description	Incorporated by Reference to:
10.5	Cross License Agreement, dated as of August 10, 1995, between CPI and Varian Associates	Communications & Power Industries LLC’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.6
Agreement of Purchase and Sale (San Carlos Property), dated February 7, 2003, by and between CPI (as successor to Holding) and Palo Alto Medical Foundation; Seventh Amendment, dated November 12, 2003; and Ninth Amendment, dated June 16, 2004
CPI International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.
10.7	Agreement re: Environmental Matters, dated June 18, 2004, by and between 301 Holding LLC, CPI, Varian Medical Systems, Inc. and Palo Alto Medical Foundation	CPI International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.
10.8
Assignment and Assumption of Lessee’s Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto), dated as of August 10, 1995, by and among Varian Realty Inc., Varian Associates and CPI
Communications & Power Industries LLC’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.9	Fourth Amendment of Lease, dated December 15, 2000, by and between The Board of Trustees of the Leland Stanford Junior University and CPI	Communications & Power Industries LLC’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000 (File No. 033-96858).
10.10	Sublease (Unit 8, Palo Alto), dated as of August 10, 1995, by and between Varian Realty Inc. and CPI	Communications & Power Industries LLC’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.11	Sublease (Building 4, Palo Alto), dated as of August 10, 1995, by and between CPI, as Sublessee, Varian, as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor	Communications & Power Industries LLC’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.12	First Amendment to Sublease, Subordination, Non-Disturbance and Attornment Agreement, dated as of April 2, 1999, by and among Varian, Inc., CPI, Varian, and Varian Realty Inc.	CPI International, Inc.’s Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005.
10.13	Second Amendment to Sublease, dated as of April 28, 2000, by and between Varian, Inc. and CPI	CPI International, Inc.’s Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005.
10.14	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O. Joe Caldarelli) effective January 1, 2002	Communications & Power Industries LLC’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.
10.15	First Amendment and Restatement of the CPI Non-Qualified Deferred Compensation Plan effective as of December 1, 2004	CPI International, Inc.’s Form 10-Q filed on February 6, 2008.
10.16	Employment Agreement, dated as of April 27, 2006, by and between Communications & Power Industries Canada Inc. and O. Joe Caldarelli	CPI International, Inc.’s Form 10-Q filed on May 15, 2006
10.17	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Robert A. Fickett	CPI International, Inc.’s Form 10-Q filed on February 6, 2008.
10.18	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Joel A. Littman	CPI International, Inc.’s Form 10-Q filed on February 6, 2008.
10.19	Employment Agreement, dated November 2, 2002, by and between CPI and Don Coleman	Communications & Power Industries LLC’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.
10.20	Form of Indemnification Agreement	CPI International, Inc.’s Registration Statement on Form S-1/A filed on April 11, 2006 (Commission File No. 333-130662)
10.21	Employment Agreement, dated June 27, 2000, by and between CPI and John R. Beighley	CPI International, Inc.’s Form 10-Q filed on February 12, 2007.

Exhibit Number	Exhibit Description	Incorporated by Reference to:
10.22	Employment Agreement, dated June 21, 2004, by and between CPI and Andrew Tafler	CPI International, Inc.’s Form 10-K filed on December 15, 2008.
10.23	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 8, 2011, by and between CPI and Robert A. Fickett	Registrant’s Registration Statement on Form S-4/A (Registration No. 333-173372), filed on June 21, 2011.
10.24	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 8, 2011, by and between CPI and Joel A. Littman	Registrant’s Registration Statement on Form S-4/A (Registration No. 333-173372), filed on June 21, 2011.
10.25	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and O. Joe Caldarelli	Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
10.26	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and Robert A. Fickett	Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
10.27	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and Joel A. Littman	Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21.1	List of Subsidiaries	Filed herewith
24.1	Power of Attorney of the Board of Directors and Officers	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith