Form 10-Q
period 2015-01-02
CPI International Holding Corp.
filed 2015-02-10
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2015
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
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of February 10, 2015, 1,110 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, are outstanding and are not publicly traded.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	January 2, 2015	October 3, 2014
Assets
Current assets:
Cash and cash equivalents	$58,111	$50,617
Restricted cash	1,755	1,798
Accounts receivable, net	46,187	43,920
Inventories	99,339	97,156
Deferred tax assets	8,525	8,070
Prepaid and other current assets	4,600	7,960
Total current assets	218,517	209,521
Property, plant, and equipment, net	75,028	76,659
Deferred debt issue costs, net	11,928	12,557
Intangible assets, net	246,046	248,838
Goodwill	198,881	197,681
Other long-term assets	528	1,072
Total assets	$750,928	$746,328

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,100	$3,100
Accounts payable	25,544	25,565
Accrued expenses	43,016	31,328
Product warranty	4,649	4,863
Income taxes payable	1,361	1,048
Advance payments from customers	16,786	15,448
Total current liabilities	94,456	81,352
Deferred income taxes, non-current	93,678	94,835
Long-term debt, less current portion	514,541	514,938
Other long-term liabilities	3,556	13,059
Total liabilities	706,231	704,184
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	25,835	25,589
Accumulated other comprehensive loss	(1,329)	(653)
Retained earnings	20,191	17,208
Total stockholders’ equity	44,697	42,144
Total liabilities and stockholders’ equity	$750,928	$746,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands – unaudited)

	Three Months Ended
	January 2, 2015	January 3, 2014
Sales	$110,674	$123,879
Cost of sales, including $0 and $1,604 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	78,051	90,472
Gross profit	32,623	33,407
Operating costs and expenses:
Research and development	3,595	3,809
Selling and marketing	5,667	5,937
General and administrative	8,189	7,036
Amortization of acquisition-related intangible assets	2,547	2,849
Total operating costs and expenses	19,998	19,631
Operating income	12,625	13,776
Interest expense, net	9,039	7,259
Income before income taxes	3,586	6,517
Income tax expense	603	3,373
Net income	2,983	3,144

Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	(676)	(511)
Total other comprehensive loss, net of tax	(676)	(511)
Comprehensive income	$2,307	$2,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Three Months Ended
	January 2, 2015	January 3, 2014
Cash flows from operating activities
Net cash provided by operating activities	$9,920	$14,605

Cash flows from investing activities
Capital expenditures	(1,651)	(1,646)
Acquisition, net of cash acquired	—	(36,995)
Net cash used in investing activities	(1,651)	(38,641)

Cash flows from financing activities
Repayment of borrowings under previous term loan facility	—	(5,500)
Repayment of borrowings under term loan	(775)	—
Net cash used in financing activities	(775)	(5,500)

Net increase (decrease) in cash and cash equivalents	7,494	(29,536)
Cash and cash equivalents at beginning of period	50,617	67,051
Cash and cash equivalents at end of period	$58,111	$37,515

Supplemental cash flow disclosures
Cash paid for interest	$3,416	$1,984
Cash (received) paid for income taxes, net of refunds	$(669)	$1,290
Decrease in accrued capital expenditures	$143	$80

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
The accompanying unaudited condensed consolidated financial statements represent the consolidated results and financial position of the Company. The Company develops, manufactures and globally distributes components and subsystems used in the generation, amplification, transmission and reception of microwave signals for a wide variety of systems including radar, electronic warfare and communications (satellite and point-to-point) systems for military and commercial applications, specialty products for medical diagnostic imaging and the treatment of cancer, as well as microwave and radio frequency (“RF”) energy generating products for various industrial and scientific pursuits. The Company has two reportable segments: RF products and satcom equipment (see Note 11, Segments, Geographic and Customer Information).

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2015 and 2014 comprise the 52- and 53-week periods ending October 2, 2015 and October 3, 2014, respectively. The three months ended January 2, 2015 and January 3, 2014 included 13 and 14 weeks, respectively. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of January 2, 2015 and for the three months ended January 2, 2015 and January 3, 2014 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2014 filed with the Securities and Exchange Commission on December 11, 2014. The condensed consolidated balance sheet as of October 3, 2014 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended January 2, 2015 are not necessarily indicative of results to be expected for the full year.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Immaterial Correction of Previously Provided Financial Information

In the three months ended January 2, 2015, the Company identified three computational errors in the condensed consolidated balance sheet as of January 2, 2015. These errors relate to (i) a $0.7 million overstatement of deferred tax assets associated with the Company's acquisition of its Malibu Division (“Malibu”) back in fiscal year 2008, (ii) a $0.9 million balance sheet misclassification between non-current deferred revenue and current advanced payments from customers in fiscal year 2014, and (iii) a $0.5 million understatement of deferred revenue associated with the Company's acquisition of Radant Technologies, Inc. (“Radant”) in fiscal year 2014. The Company corrected the errors in the current period by (i) releasing the deferred tax asset, which is recorded as part of deferred income taxes, non-current, and recognizing additional goodwill associated with the Malibu acquisition of $0.7 million, (ii) appropriately reclassifying $0.9 million from non-current deferred revenue, which is recorded as part of other long-term liabilities, to current advance payment from customers, and (iii) increasing current deferred revenue, which is recorded as part of accrued liabilities, and goodwill associated with the Radant acquisition by $0.5 million, within the condensed consolidated balance sheet as of January 2, 2015.

The original misstatements had no impact on the consolidated statement of comprehensive income or the consolidated statement of cash flow for any prior period, and the correction of the misstatements had no impact on the consolidated statement of comprehensive income or the consolidated statement of cash flow in the three months ended January 2, 2015. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of these errors for each of the prior quarterly and annual periods that were affected and determined that the errors were not material to any of the prior periods. Additionally, the Company concluded that the cumulative impact of the errors did not have a material impact on its financial results for the three months ended January 2, 2015 or its projected results for fiscal year 2015.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and costs and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition; inventory and inventory valuation; business combinations (including contingent consideration); recoverability and valuation of recorded amounts of long-lived assets and identifiable intangible assets, including goodwill; and recognition and measurement of current and deferred income tax assets and liabilities. The Company bases its estimates on various factors and information, which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

2.	Recently Issued Accounting Standards

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

3.	Supplemental Financial Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts as follows:

	January 2, 2015	October 3, 2014
Accounts receivable	$46,240	$43,942
Less: Allowance for doubtful accounts	(53)	(22)
Accounts receivable, net	$46,187	$43,920

Inventories: The following table provides details of inventories:

	January 2, 2015	October 3, 2014
Raw materials and parts	$52,801	$48,958
Work in process	34,321	33,649
Finished goods	12,217	14,549
Total inventories	$99,339	$97,156

Reserve for loss contracts: The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Three Months Ended
	January 2, 2015	January 3, 2014
Balance at beginning of period	$5,008	$4,992
Provision for loss contracts, charged to cost of sales	135	642
Credit to cost of sales upon revenue recognition	(165)	(320)
Balance at end of period	$4,978	$5,314

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

At the end of each period presented above, reserve for loss contracts was reported in the condensed consolidated balance sheet in the following accounts:

	January 2, 2015	January 3, 2014
Inventories	$4,968	$5,195
Accrued expenses	10	119
Total reserves for loss contracts	$4,978	$5,314

 Goodwill:    The following table sets forth goodwill by reportable segment:

	January 2, 2015	October 3, 2014
RF products	$147,008	$146,505
Satcom equipment	39,715	39,715
Other	12,158	11,461
Total goodwill	$198,881	$197,681

The increase of $0.5 million and $0.7 million in goodwill for RF products and Other segments, respectively, resulted from correction of certain computational errors on previously provided financial information as described in Note 1.

Product Warranty: The following table summarizes the activity related to product warranty:

	Three Months Ended
	January 2, 2015	January 3, 2014
Beginning accrued warranty	$4,863	$4,706
Actual costs of warranty claims	(1,179)	(1,211)
Estimates for product warranty, charged to cost of sales	965	1,197
Ending accrued warranty	$4,649	$4,692

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, derivative instruments and contingent consideration. The following tables set forth financial instruments carried at fair value by level of fair value hierarchy:

		Fair Value Measurements at January 2, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$48,836	$48,836	$—	$—
Mutual funds[2]	290	290	—	—
Total assets at fair value	$49,126	$49,126	$—	—

Liabilities:
Foreign exchange forward derivatives[3]	$1,693	$—	$1,693	$—
Contingent consideration liability[4]	8,100	—	—	8,100
Total liabilities at fair value	$9,793	$—	$1,693	$8,100

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
[4] The contingent consideration liability is classified as part of accrued expenses in the condensed consolidated balance sheet.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

		Fair Value Measurements at October 3, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$39,952	$39,952	$—	$—
Mutual funds[2]	279	279	—	—
Total assets at fair value	$40,231	$40,231	$—	—

Liabilities:
Foreign exchange forward derivatives[3]	$759	$—	$759	$—
Contingent consideration liability[4]	$7,600	—	—	7,600
Total liabilities at fair value	$8,359	$—	$759	$7,600

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

Contingent Consideration

In connection with, and as part of the consideration for, the purchase of all of the outstanding stock of Radant, a Massachusetts corporation, in October 2013, the Company will be obligated to make a maximum of $10.0 million in potential additional payments if certain financial targets are achieved by Radant over the two years following the acquisition. These potential earn-out payments are considered contingent consideration. The fair value of the contingent consideration is based on a probability-weighted calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. Key assumptions include a discount rate of 14% and a probability-adjusted level of Radant’s earnings before net interest expense, provision for income taxes and depreciation and amortization (“EBITDA”) in aggregate for the two years following the acquisition. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions.

The following table summarizes the activity related to contingent consideration during the periods presented:

	Three Months Ended
	January 2, 2015	January 3, 2014
Balance at beginning of period	$7,600	$—
Contingent consideration from Radant acquisition	—	4,300
Change in fair value included in earnings	500	—
Balance at end of period	$8,100	$4,300

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The change in fair value of the contingent consideration since the date of Radant acquisition was primarily due to the passage of time and subsequent adjustments in the probability assumptions regarding Radant’s future EBITDA. Other assumptions used for determining the estimated fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

As the potential earn-out payments are due in December 2015, the contingent consideration was reclassified from other long-term liabilities to current liabilities as accrued expenses in the condensed consolidated balance sheet as of January 2, 2015.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity. The estimated fair value of the Company’s long-term debt as of January 2, 2015 and October 3, 2014 using Level 2 fair value inputs was $510.7 million and $521.3 million, respectively, compared to the carrying value of $517.6 million and $518.0 million, respectively.

5.	Long-term Debt

The Company’s long-term debt comprises the following as of the dates presented:

	January 2, 2015	October 3, 2014
Term loan, net of issue discount of $701 and $726	$306,974	$307,724
Senior notes due 2018, net of issue discount of $4,333 and $4,686	210,667	210,314
	517,641	518,038
Less: Current portion	3,100	3,100
Long-term portion	$514,541	$514,938

Standby letters of credit secured by Revolver	$3,400	$3,468

Senior Secured Credit Facilities

On April 7, 2014, CPII entered into new senior secured credit facilities (“Senior Credit Facilities”), which provide for (i) Term B Loans in an aggregate principal amount of $310.0 million (“Term Loan”), and (ii) a $30.0 million revolving credit facility (“Revolver”), with sub-limits for letters of credit and swingline loans. CPII immediately borrowed the entire $310.0 million available under the Term Loan, and the revolving credit facility was undrawn at January 2, 2015 (other than for approximately $3.4 million of outstanding letters of credit).

Upon satisfaction of certain specified conditions, including pro forma compliance with a total leverage ratio, CPII may seek commitments for new term loans and revolving loans, not to exceed the sum of (i) $75.0 million, plus (ii) the aggregate amount of all prepayments of Term Loans and permanent commitment reductions of the Revolver made prior to or simultaneously with the incurrence of new incremental commitments, plus (iii) such additional amounts to the extent CPII maintains a first lien leverage ratio of 3.50:1 or less on a pro forma basis after giving effect to such incremental commitments (“Incremental Cap”). In addition, instead of incremental commitments of term loans or revolving loans under the Senior Credit Facilities, CPII may utilize the Incremental Cap at any time by issuing or incurring incremental equivalent debt, outside of the Senior Credit Facilities, which may be in the form of secured or unsecured debt securities or loans, in each case upon satisfaction of certain specified conditions, including maintaining certain leverage ratios.

Except as noted below, the Term Loan will mature on November 17, 2017 and the Revolver will mature on August 19, 2017. However, if (i) in the case of the Term Loan, on or before November 17, 2017, and, in the case of the Revolver, on or before August 19, 2017, CPII has repaid or refinanced 65% of its Senior Notes due 2018, or (ii) the first lien leverage ratio as of August 19, 2017 is 2.50:1 or less on a pro forma basis, then the Term Loan will mature on April 7, 2021 and the Revolver will mature on April 7, 2019.

Borrowings under the Senior Credit Facilities will bear interest, at CPII’s option, at a rate equal to a margin over either (i) a LIBOR rate or (ii) a base rate. LIBOR and base rate borrowings under the Term Loan are subject to a 1.00% and 2.00% “floor,” respectively. As of January 2, 2015, the variable interest rate on the term loan was 4.25%. The Senior Secured Credit Facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

Senior Notes due 2018

In February 2011, CPII issued an aggregate of $215 million of Senior Notes due 2018 (the “Notes”) originally bearing interest at the rate of 8.0% per year. The outstanding notes are CPII’s senior unsecured obligations. Parent and each of CPII’s existing and future restricted subsidiaries (as defined in the indenture governing the Notes) guarantee the Notes on a senior unsecured basis. Interest rate on the Notes increased from 8.00% to 8.75% per annum upon the operative date of the second supplemental indenture governing the Notes in April 2014. Interest is payable in cash. The indenture governing the Notes limits, subject to certain exceptions, CPII and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock; pay dividends and make other restricted payments; make certain investments; sell assets; create liens; consolidate, merge or sell all or substantially all of CPII’s assets; enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries.

At any time, or from time to time, on or after February 15, 2016, CPII, at its option, may redeem the Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning February 15 of the years indicated:

Year	Optional Redemption Price
2016	104%
2017 and thereafter	101%

In addition, at any time prior to February 15, 2016, CPII may redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus an applicable premium (as defined in the indenture governing the Notes) plus accrued and unpaid interest, if any, to, the redemption date.

Upon a change of control, CPII may be required to purchase all or any part of the Notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, if any, to the date of purchase.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Debt Maturities:    As of January 2, 2015, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	Notes	Total
2015 (remaining nine months)	$2,325	$—	$2,325
2016	3,100	—	3,100
2017	3,100	—	3,100
2018	299,150	215,000	514,150
2019	—	—	—
Thereafter	—	—	—
	$307,675	$215,000	$522,675

The above table assumes (i) that the respective debt instruments will be outstanding until their scheduled maturity dates, and (ii) a debt level based on mandatory repayments according to the contractual amortization schedule of the Senior Credit Facilities. The above table excludes any optional and excess cash flow prepayments on the Term Loan. The table also excludes the effect of the Company’s contractual right to repay or refinance the Notes by November 17, 2017, which would extend the maturity date for the Term Loan from November 2017 to April 2021.
Covenants

As of January 2, 2015, the Company was in compliance with the covenants under the agreements governing CPII’s new Senior Credit Facilities and the indentures governing the Notes.

Deferred Debt Issuance Costs

CPII incurred debt issuance costs, excluding issue discount, of $8.7 million associated with its new Senior Credit Facilities and $8.0 million associated with the Notes. As of January 2, 2015, the unamortized deferred debt issuance costs related to CPII’s debt were $11.9 million, net of $4.8 million accumulated amortization. As of October 3, 2014, the unamortized deferred debt issuance costs related to CPII’s prior senior credit facilities and the Notes were $12.6 million, net of $4.2 million accumulated amortization.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company’s Canadian dollar forward contracts in effect as of January 2, 2015 have durations of six to 18 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive loss in the condensed consolidated balance sheets. At January 2, 2015, the unrealized loss, net of tax of $0.5 million, was $1.4 million. At October 3, 2014, the unrealized loss, net of tax of $0.3 million, was $0.8 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to hedge ineffectiveness in the three months ended January 2, 2015 and January 3, 2014.

As of January 2, 2015, the Company had entered into Canadian dollar forward contracts for nominal values of approximately $30.1 million (Canadian dollars), or approximately 73% of estimated Canadian dollar denominated expenses for January 2015 through September 2015, at an average rate of approximately 0.91 U.S. dollars to one Canadian dollar.

The aggregate fair value of all derivative instruments designated as cash flow hedges were in a liability position on January 2, 2015 and October 3, 2014 as shown in the following table:

	Liability Derivatives
		Fair Value
	Balance Sheet Location	January 2, 2015	October 3, 2014
Derivative designated as hedging instruments
Forward contracts	Accrued expenses	$1,693	$759
Total derivative designated as hedging instruments		$1,693	$759

As of January 2, 2015 and October 3, 2014, the Company had no derivative instruments that were classified as non-hedging instruments. The Company’s derivatives are reported on a gross basis. The Company has no master netting arrangements with its derivative counterparties that would allow for net settlement.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of comprehensive income for the periods of fiscal years 2015 and 2014 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended
	January 2, 2015	January 3, 2014
Forward contracts	$(1,154)	$(1,004)
Total	$(1,154)	$(1,004)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Derivatives in Cash Flow Hedging Relationships	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
		Three Months Ended
		January 2, 2015	January 3, 2014
Forward contracts	Cost of sales	$(236)	$(237)
	Research and development	(8)	(43)
	Selling and marketing	(4)	(19)
	General and administrative	(4)	(23)
Total		$(252)	$(322)

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)
		Three Months Ended
		January 2, 2015	January 3, 2014
Forward contracts	General and administrative(a)	$75	$91
Total		$75	$91

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

8.	Related-party Transactions

A former major stockholder of Radant, which was acquired in October 2013, was retained by the Company to serve as president of the division (the “Radant president”). In connection with, and as part of the consideration for, the Radant acquisition, the Company will be obligated to make a maximum of $10.0 million in potential additional payments to the former stockholders of Radant including the Radant president and certain of his relatives if certain financial targets are achieved by Radant over the two years following the acquisition. Also in connection with the acquisition, the Company has entered into a lease agreement for a property in Stow, Massachusetts, that contains a manufacturing plant and office facilities owned by a company controlled by the Radant president. The Company records rent expense for the Stow lease on an arm’s length basis. The Company recorded a rent expense for such lease of $0.1 million for each of the three months ended January 2, 2015 and January 3, 2014.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

9.	Income Taxes

The condensed consolidated statements of comprehensive income reflect the following income tax expense:

	Three Months Ended
	January 2, 2015	January 3, 2014
Income before income taxes	$3,586	$6,517
Income tax expense	$603	$3,373
Effective income tax rate	16.8%	51.8%

The Company’s 16.8% effective tax rate for the three months ended January 2, 2015 differs from the federal statutory rate of 35.0% primarily due to income tax benefits of $0.7 million from a California income tax refund for prior year amended income tax returns and tax benefits from the expiration of the statute of limitations for uncertain tax positions and the domestic manufacturing deduction, partially offset by foreign earnings that are subject to U.S. income taxes and foreign tax credit limitations. The Company’s 51.8% effective tax rate for the three months ended January 3, 2014 differs from the federal statutory rate of 35.0% primarily due to income tax expense on non-deductible acquisition expenses and income tax expense from an increase in U.S. state income tax rates as a result of the Radant acquisition.

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

The total liability for gross unrecognized tax benefits was $2.6 million at January 2, 2015 and $7.7 million at January 3, 2014. For the three months ended January 2, 2015, the total liability for gross unrecognized tax benefits decreased by $2.2 million, primarily due to settlement of the Company's California tax audit for fiscal years 2005 through 2007 and expiration of the statute of limitations for unrecognized tax benefits. The total liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $0.2 million as audits close, statutes expire and tax payments are made.

10.	Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss in the condensed consolidated balance sheets:

	January 2, 2015	October 3, 2014
Unrealized loss on cash flow hedges, net of tax of $(476) and $(251), respectively	$(1,429)	$(753)
Unrealized actuarial gain and prior service credit for pension liability, net of tax of $33 and $33, respectively	100	100
Accumulated other comprehensive loss	$(1,329)	$(653)
The following table provides changes in accumulated other comprehensive loss, net of tax, reported in the Company’s condensed consolidated balance sheets for the three months ended January 2, 2015 and January 3, 2014 (amounts in parentheses indicate debits):

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

	Three Months Ended
	January 2, 2015			January 3, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(753)	$100	$(653)	$(8)	$94	$86
Other comprehensive loss before reclassifications	(865)	—	(865)	(753)	—	(753)
Amounts reclassified from accumulated other comprehensive loss	189	—	189	242	—	242
Net current-period other comprehensive loss	(676)	—	(676)	(511)	—	(511)
Balance at end of period	$(1,429)	$100	$(1,329)	$(519)	$94	$(425)

The following table provides the gross amount reclassified from accumulated other comprehensive loss and the corresponding amount of tax relating to gains and losses on cash flow hedges for the three months ended January 2, 2015 and January 3, 2014 (amounts in parentheses indicate debits):

	Three Months Ended
	January 2, 2015	January 3, 2014
Amounts reclassified from accumulated other comprehensive loss	$252	$322
Less: Tax	(63)	(80)
Amounts reclassified from accumulated other comprehensive loss, net	$189	$242

See Note 6, Derivatives Instruments and Hedging Activities, for additional disclosures about reclassifications out of accumulated other comprehensive loss and their corresponding effects on the respective line items in the condensed consolidated statements of comprehensive income.

11.	Segments, Geographic and Customer Information

The Company’s reportable segments are RF (“radio frequency”) products and satcom equipment. Made up of five divisions, the RF products segment develops, manufactures and distributes high-power/high-frequency microwave and RF signal components and structures. The satcom equipment segment, which consists of one division, manufactures and supplies high-power amplifiers and networks for satellite communication uplink, industrial and electronic warfare applications. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company’s chief operating decision maker (“CODM”), its chief executive officer, and is based on the nature of the Company’s operations and products offered to customers.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended
	January 2, 2015	January 3, 2014
Sales from external customers
RF products	$86,073	$87,826
Satcom equipment	18,598	25,513
Other	6,003	10,540
	$110,674	$123,879
Intersegment product transfers
RF products	$5,193	$6,497
Satcom equipment	18	8
	$5,211	$6,505
Capital expenditures[a]
RF products	$1,333	$1,360
Satcom equipment	21	57
Other	154	149
	$1,508	$1,566
EBITDA
RF products	$19,826	$19,561
Satcom equipment	1,867	2,460
Other	(3,166)	(1,794)
	$18,527	$20,227

[a] Capital expenditures incurred on an accrual basis.

	January 2, 2015	October 3, 2014
Total assets
RF products	$513,025	$517,108
Satcom equipment	114,929	110,691
Other	122,974	118,529
	$750,928	$746,328

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

EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. EBITDA should not be considered as an alternative to comprehensive income, net income, operating income or any other performance measures derived in accordance with U.S. GAAP as a measure of operating performance or operating cash flows as a measure of liquidity. The Company’s use of the term EBITDA varies from others in the Company’s industry. The Company’s presentation of EBITDA should not be construed to imply that the Company’s future results will be unaffected by items excluded from the computation of EBITDA. Operating income by the Company’s reportable segments was as follows:

	Three Months Ended
	January 2, 2015	January 3, 2014
Operating income
RF products	$17,456	$17,267
Satcom equipment	1,603	2,145
Other	(6,434)	(5,636)
	$12,625	$13,776

The following table reconciles net income to EBITDA:

	Three Months Ended
	January 2, 2015	January 3, 2014
Net income	$2,983	$3,144
Depreciation and amortization	5,902	6,451
Interest expense, net	9,039	7,259
Income tax expense	603	3,373
EBITDA	$18,527	$20,227

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

12.     Supplemental Guarantors Condensed Consolidating Financial Information

The tables that follow reflect the supplemental guarantor financial information associated with CPII’s Notes issued on February 11, 2011. The Notes are guaranteed by Parent and, subject to certain exceptions, each of Parent’s existing and future domestic restricted subsidiaries (other than CPII) on a senior unsecured basis. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly owned and have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) CPII’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (i) the guarantor subsidiaries (all of the domestic subsidiaries), (ii) the non-guarantor subsidiaries, (iii) the consolidating elimination entries, and (iv) the consolidated totals. The accompanying consolidating financial information should be read in connection with the condensed consolidated financial statements of the Company.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 2, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$51,505	$6,606	$—	$58,111
Restricted cash	—	—	1,678	77	—	1,755
Accounts receivable, net	—	—	29,896	16,291	—	46,187
Inventories	—	—	71,524	28,382	(567)	99,339
Deferred tax assets	—	—	7,495	1,030	—	8,525
Intercompany receivable	—	—	88,650	9,983	(98,633)	—
Prepaid and other current assets	—	25	2,886	1,474	215	4,600
Total current assets	—	25	253,634	63,843	(98,985)	218,517
Property, plant and equipment, net	—	—	60,495	14,533	—	75,028
Deferred debt issue costs, net	—	11,928	—	—	—	11,928
Intangible assets, net	—	—	167,453	78,593	—	246,046
Goodwill	—	—	110,728	88,153	—	198,881
Other long-term assets	—	—	511	17	—	528
Investment in subsidiaries	45,328	760,669	14,868	—	(820,865)	—
Total assets	$45,328	$772,622	$607,689	$245,139	$(919,850)	$750,928
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	—	—	15,370	10,174	—	25,544
Accrued expenses	631	8,306	25,756	8,327	(4)	43,016
Product warranty	—	—	2,350	2,299	—	4,649
Income taxes payable	—	—	937	424	—	1,361
Advance payments from customers	—	—	12,580	4,206	—	16,786
Intercompany payable	—	5,353	1,777	—	(7,130)	—
Total current liabilities	631	16,759	58,770	25,430	(7,134)	94,456
Deferred income taxes, non-current	—	—	71,780	21,898	—	93,678
Long-term debt, less current portion	—	514,541	—	—	—	514,541
Other long-term liabilities	—	—	2,646	910	—	3,556
Total liabilities	631	531,300	133,196	48,238	(7,134)	706,231
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	376,658	174,192	(761,950)	—
Equity investment in subsidiary	(1,329)	(1,329)	9,377	—	(6,719)	—
Additional paid-in capital	25,835	—	—	—	—	25,835
Accumulated other comprehensive loss	—	—	—	(1,329)	—	(1,329)
Retained earnings	20,191	31,551	88,458	24,038	(144,047)	20,191
Total stockholders’ equity	44,697	241,322	474,493	196,901	(912,716)	44,697
Total liabilities and stockholders’ equity	$45,328	$772,622	$607,689	$245,139	$(919,850)	$750,928

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 3, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$42,290	$8,327	$—	$50,617
Restricted cash	—	—	1,708	90	—	1,798
Accounts receivable, net	—	—	30,062	13,858	—	43,920
Inventories	—	—	71,153	26,483	(480)	97,156
Deferred tax assets	—	—	7,265	805	—	8,070
Intercompany receivable	—	—	95,370	16,706	(112,076)	—
Prepaid and other current assets	—	49	6,010	1,719	182	7,960
Total current assets	—	49	253,858	67,988	(112,374)	209,521
Property, plant and equipment, net	—	—	61,779	14,880	—	76,659
Deferred debt issue costs, net	—	12,557	—	—	—	12,557
Intangible assets, net	—	—	169,229	79,609	—	248,838
Goodwill	—	—	109,528	88,153	—	197,681
Other long-term assets	—	—	1,055	17	—	1,072
Investment in subsidiaries	43,845	752,212	15,026	—	(811,083)	—
Total assets	$43,845	$764,818	$610,475	$250,647	$(923,457)	$746,328
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	9	25	15,039	10,492	—	25,565
Accrued expenses	1,692	2,782	19,513	7,340	1	31,328
Product warranty	—	—	2,633	2,230	—	4,863
Income taxes payable	—	—	425	623	—	1,048
Advance payments from customers	—	—	12,018	3,430	—	15,448
Intercompany payable	—	5,353	8,731	—	(14,084)	—
Total current liabilities	1,701	11,260	58,359	24,115	(14,083)	81,352
Deferred income taxes, non-current	—	—	72,693	22,142	—	94,835
Long-term debt, less current portion	—	514,938	—	—	—	514,938
Other long-term liabilities	—	—	12,035	1,024	—	13,059
Total liabilities	1,701	526,198	143,087	47,281	(14,083)	704,184
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	376,459	182,945	(770,504)	—
Equity investment in subsidiary	(653)	(653)	9,377	—	(8,071)	—
Additional paid-in capital	25,589	—	—	—	—	25,589
Accumulated other comprehensive loss	—	—	—	(653)	—	(653)
Retained earnings	17,208	28,173	81,552	21,074	(130,799)	17,208
Total stockholders’ equity	42,144	238,620	467,388	203,366	(909,374)	42,144
Total liabilities and stockholders’ equity	$43,845	$764,818	$610,475	$250,647	$(923,457)	$746,328

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended January 2, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$85,438	$41,582	$(16,346)	$110,674
Cost of sales	—	—	62,327	31,612	(15,888)	78,051
Gross profit	—	—	23,111	9,970	(458)	32,623
Operating costs and expenses:
Research and development	—	—	1,850	1,745	—	3,595
Selling and marketing	—	—	3,352	2,685	(370)	5,667
General and administrative	635	1,241	5,153	1,161	(1)	8,189
Amortization of acquisition-related intangible assets	—	—	1,530	1,017	—	2,547
Total operating costs and expenses	635	1,241	11,885	6,608	(371)	19,998
Operating (loss) income	(635)	(1,241)	11,226	3,362	(87)	12,625
Interest expense, net	—	9,033	3	3	—	9,039
(Loss) income before income tax expense and equity in income of subsidiaries	(635)	(10,274)	11,223	3,359	(87)	3,586
Income tax (benefit) expense	(240)	(3,904)	4,385	395	(33)	603
Equity in income of subsidiaries	3,378	9,748	68	—	(13,194)	—
Net income	2,983	3,378	6,906	2,964	(13,248)	2,983
Equity in other comprehensive loss of subsidiaries, net of tax	(676)	(676)	—	—	1,352	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(676)	—	(676)
Total other comprehensive loss, net of tax	—	—	—	(676)	—	(676)
Comprehensive income	$2,307	$2,702	$6,906	$2,288	$(11,896)	$2,307

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended January 2, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$775	$10,718	$(1,573)	$9,920
Cash flows from investing activities
Capital expenditures	—	—	(1,503)	(148)	(1,651)
Net cash used in investing activities	—	—	(1,503)	(148)	(1,651)
Cash flows from financing activities
Return of intercompany capital	—	8,800	—	(8,800)	—
Intercompany funding	—	(8,800)	—	8,800	—
Repayment of borrowings under term loan	—	(775)	—	—	(775)
Net cash used in financing activities	—	(775)	—	—	(775)
Net increase (decrease) in cash and cash equivalents	—	—	9,215	(1,721)	7,494
Cash and cash equivalents at beginning of period	—	—	42,290	8,327	50,617
Cash and cash equivalents at end of period	$—	$—	$51,505	$6,606	$58,111

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended January 3, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$13,976	$629	$14,605
Cash flows from investing activities
Capital expenditures	—	—	(1,429)	(217)	(1,646)
Acquisition, net of cash acquired	—	—	(36,995)	—	(36,995)
Net cash used in investing activities	—	—	(38,424)	(217)	(38,641)
Cash flows from financing activities
Intercompany funding	—	5,500	(5,500)	—	—
Repayment of borrowings under previous term loan facility	—	(5,500)	—	—	(5,500)
Net cash used in financing activities	—	—	(5,500)	—	(5,500)
Net (decrease) increase in cash and cash equivalents	—	—	(29,948)	412	(29,536)
Cash and cash equivalents at beginning of period	—	—	61,387	5,664	67,051
Cash and cash equivalents at end of period	$—	$—	$31,439	$6,076	$37,515

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2015 and 2014 comprise the 52- and 53-week periods ending October 2, 2015 and October 3, 2014, respectively. The three months ended January 2, 2015 and January 3, 2014 included 13 and 14 weeks, respectively. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

Inclusion of the 14th week in the three months ended January 3, 2014 increased our orders, sales and certain operating expenses for that period. The reduction to orders, sales and certain operating expenses for the three months ended January 2, 2015 compared to the three months ended January 3, 2014 was partially due to the absence of an additional week in the period ended January 2, 2015.

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

Our orders by market for the three months ended January 2, 2015, which included 13 weeks, and January 3, 2014, which included 14 weeks, are summarized as follows (dollars in millions):

	Three Months Ended
	January 2, 2015		January 3, 2014		Decrease
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$40.8	40%	$55.2	45%	$(14.4)	(26)%
Medical	16.7	16	17.0	14	(0.3)	(2)
Communications	38.6	38	39.5	33	(0.9)	(2)
Industrial	4.5	4	7.8	6	(3.3)	(42)
Scientific	1.7	2	1.9	2	(0.2)	(11)
Total	$102.3	100%	$121.4	100%	$(19.1)	(16)%

Orders of $102.3 million for the three months ended January 2, 2015 were $19.1 million, or approximately 16%, lower than orders of $121.4 million for the three months ended January 3, 2014. Explanations for the order decrease by market for the three months ended January 2, 2015 compared to the three months ended January 3, 2014 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are typically characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets decreased 26%, primarily due to the cyclic timing of programs in these markets. Orders for products to support certain radar and electronic warfare programs, including Aegis radar systems, were lower.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 2% decrease in medical orders resulted from lower orders for products to support radiation therapy applications. Demand for products to support x-ray imaging, MRI and other applications increased.

•
Communications: Orders for our communications products consist of orders for commercial and military communications applications. The 2% decrease in communications orders was due to lower orders for products to support commercial communications applications, particularly direct-to-home broadcast applications, and for certain radomes due to the timing of orders for these programs. These decreases were partially offset by an increase in demand for products to support military communications applications, including advanced tactical common data link ("TCDL") antenna products.

•
Industrial: Orders for our industrial market consist of products to support a wide range of systems used for applications including material processing, instrumentation and testing. Orders in this market are cyclical and are generally tied to the state of the economy. The $3.3 million decrease in industrial orders was largely due to lower demand for products to support industrial heating and electromagnetic vulnerability testing applications.

•
Scientific: Orders in the scientific market consist of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Orders in this market are historically one-time projects and can fluctuate significantly from period to period. However, demand for products to support scientific programs was essentially unchanged.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. As of January 2, 2015, we had an order backlog of $300.0 million, compared to an order backlog of $362.3 million as of January 3, 2014. This reduction in backlog was largely due to substantial shipments made in that 12-month period for two multi-year programs: (i) a military communications program for which our Malibu Division received an order totaling more than $25 million for advanced TCDL antenna products in fiscal year 2013, and (ii) a significant airborne radomes program at our Radant Technologies Division. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

The debt restructuring we completed in April 2014 resulted in, and will continue to result in, a substantial increase in interest expense and in amortization of debt issue costs and issue discount. The annual increase in cash interest expense due to the change in interest rate on our Senior Notes due 2018 (the “Notes”) is approximately $1.6 million throughout their remaining term. The annual increase in cash interest expense due to increased borrowings under our new term loan facility is approximately $6.3 million throughout its remaining term. The annual increase in amortization of debt issue costs and issue discount on the Notes and senior secured credit facilities averages $1.8 million throughout their respective remaining terms.

Three Months Ended January 2, 2015 Compared to Three Months Ended January 3, 2014
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				(Decrease) Increase
	January 2, 2015		January 3, 2014
	Amount	% of Sales	Amount	% of Sales
Sales	$110.7	100.0%	$123.9	100.0%	$(13.2)
Cost of sales (a)	78.1	70.6	90.5	73.0	(12.4)
Gross profit	32.6	29.4	33.4	27.0	(0.8)
Research and development	3.6	3.3	3.8	3.1	(0.2)
Selling and marketing	5.7	5.1	5.9	4.8	(0.2)
General and administrative	8.2	7.4	7.0	5.6	1.2
Amortization of acquisition-related intangibles	2.5	2.3	2.8	2.3	(0.3)
Operating income	12.6	11.4	13.8	11.1	(1.2)
Interest expense, net	9.0	8.1	7.3	5.9	1.7
Income before taxes	3.6	3.3	6.5	5.2	(2.9)
Income tax expense	0.6	0.5	3.4	2.7	(2.8)
Net income	$3.0	2.7%	$3.1	2.5%	$(0.1)
Other Data:
EBITDA (b)	$18.5	16.7%	$20.2	16.3%	$(1.7)

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)	Cost of sales for three months ended January 3, 2014 includes $1.6 million of utilization of the net increase in cost basis of inventory that resulted from purchase accounting.

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

For a reconciliation of Net Income to EBITDA, see Note 11 of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended January 2, 2015, which included 13 weeks, and for the three months ended January 3, 2014, which included 14 weeks, are summarized as follows (dollars in millions):

	Three Months Ended
	January 2, 2015		January 3, 2014		(Decrease) Increase
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$42.7	39%	$45.2	37%	$(2.5)	(6)%
Medical	18.9	17	20.1	16	(1.2)	(6)
Communications	40.6	37	50.7	41	(10.1)	(20)
Industrial	6.2	6	5.4	4	0.8	15
Scientific	2.3	1	2.5	2	(0.2)	(8)
Total	$110.7	100%	$123.9	100%	$(13.2)	(11)%

Sales of $110.7 million for the three months ended January 2, 2015 were $13.2 million, or approximately 11%, lower than sales of $123.9 million for the three months ended January 3, 2014. Explanations for the sales increase or decrease by market for the three months ended January 2, 2015 compared to the three months ended January 3, 2014 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets decreased 6% due to lower sales for a radar program with fluctuating annual demand levels and an airborne electronic warfare program that has been completed.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 6% decrease in sales of our medical products in the three months ended January 2, 2015 was primarily due to a decrease in sales of products to support radiation therapy applications.

•
Communications: Sales of our communications products consist of sales for commercial and military communications applications. The 20% decrease in sales in the communications market was due to lower sales of products to support both military and commercial communications applications, including fixed satellite services applications. These decreases were partially offset by increased sales of radomes.

•
Industrial: Sales for our industrial market consist of sales to support a wide range of systems used for applications including material processing, instrumentation and testing. Sales in this market are cyclical and are generally tied to the state of the economy. The $0.8 million increase in sales of industrial products in the three months ended January 2, 2015 was due to higher sales to support cargo screening and electromagnetic vulnerability testing applications.

•
Scientific: Sales in the scientific market consist of sales of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Sales in this market are historically one-time projects and can fluctuate significantly from period to period. Sales of scientific programs were essentially unchanged.

Gross Profit. Gross profit was $32.6 million, or 29.4% of sales, for the three months ended January 2, 2015 compared to $33.4 million, or 27.0% of sales, for the three months ended January 3, 2014. The $0.8 million decrease in gross profit was primarily due to a lower shipment volume for the three months ended January 2, 2015, partially offset by the absence of a $1.6 million charge for utilization of the net increase in cost basis of inventory acquired in the acquisition of Radant Technologies, Inc. (“Radant”) that was reported for the three months ended January 3, 2014, and the favorable impact from translation of Canadian costs due to the strength of the U.S. dollar for the three months ended January 2, 2015.

Research and Development. Research and development expenses were $3.6 million, or 3.3% of sales, for the three months ended January 2, 2015 and $3.8 million, or 3.1% of sales, for the three months ended January 3, 2014. The $0.2 decrease in research and development expenses for the three months ended January 2, 2015 compared to the three months ended January 3, 2014 was primarily due to the absence of the additional work week in the three months ended January 2, 2015.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	January 2, 2015	January 3, 2014
Company sponsored	$3.6	$3.8
Customer sponsored	1.9	2.4
	$5.5	$6.2

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products.

Selling and Marketing. Selling and marketing expenses were $5.7 million, or 5.1% of sales, for the three months ended January 2, 2015, and $5.9 million, or 4.8% of sales, for the three months ended January 3, 2014. The $0.2 million decrease in selling and marketing expenses for the three months ended January 2, 2015 compared to the three months ended January 3, 2014 was primarily due to the absence of the additional work week in the three months ended January 2, 2015.
General and Administrative. General and administrative expenses were $8.2 million, or 7.4% of sales, for the three months ended January 2, 2015, and $7.0 million, or 5.6% of sales, for the three months ended January 3, 2014. The $1.2 million increase in general and administrative expenses was primarily due to acquisition evaluation expenses of $1.2 million and a $0.5 million increase in the fair value of the Radant contingent consideration liability, partially offset by the absence of the additional work week in the three months ended January 2, 2015.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.5 million for the three months ended January 2, 2015 and $2.8 million for the three months ended January 3, 2014. The $0.3 million decrease in amortization of acquisition-related intangibles was primarily due to the absence of the additional work week in the three months ended January 2, 2015.
Interest Expense, Net (“Interest Expense”). Interest expense was $9.0 million, or 8.1% of sales, for the three months ended January 2, 2015 and $7.3 million, or 5.9% of sales, for the three months ended January 3, 2014. The $1.7 million increase in interest expense for the three months ended January 2, 2015 compared to the three months ended January 3, 2014 was primarily due to the approximately $170.0 million increase in borrowings under the new term loan facility in connection with the April 7, 2014 debt restructuring, partially offset by the absence of the additional work week in the three months ended January 2, 2015.

Income Tax Expense. We recorded income tax expense of $0.6 million for the three months ended January 2, 2015 and income tax expense of $3.4 million for the three months ended January 3, 2014. The effective income tax rate for the three months ended January 2, 2015 was 17%, and the effective income tax rate for the three months ended January 3, 2014 was 52%. The 17% income tax rate for the three months ended January 2, 2015 was lower than our estimated normalized effective income tax rate of approximately 44% for the three months ended January 2, 2015 primarily due to tax benefits of $0.7 million from a California income tax refund for prior year amended income tax returns and tax benefits from the expiration of the statute of limitations for uncertain tax positions. The 52% effective income tax rate for the three months ended January 3, 2014 was higher than our normalized effective income tax rate of approximately 38% primarily due to non-deductible acquisition expenses and income tax expense caused by an increase in U.S. state income tax rates as a result of the Radant acquisition. The increase in our estimated normalized effective income tax rate of 38% for the three months ended January 3, 2014 to 44% for the three months ended January 2, 2015 is primarily due to limitations on our ability to use foreign tax credits for fiscal year 2015.
Net Income. Net income was $3.0 million, or 2.7% of sales, for the three months ended January 2, 2015 compared to net income of $3.1 million, or 2.5% of sales, for the three months ended January 3, 2014. The $0.1 million decrease in net income was primarily due to lower gross profit from lower shipment volume, higher interest expense due to the fiscal year 2014 debt restructuring, acquisition evaluation expenses for the three months ended January 2, 2015 and the absence of the additional work week; partially offset by lower income tax expense and the absence of a $1.6 million charge for utilization of the net increase in cost basis of inventory acquired in the Radant acquisition that was reported for the three months ended January 3, 2014 and the favorable impact from translation of Canadian costs due to the strength of the U.S. dollar for the three months ended January 2, 2015.
EBITDA. EBITDA was $18.5 million, or 16.7% of sales, for the three months ended January 2, 2015 compared to $20.2 million, or 16.3% of sales, for the three months ended January 3, 2014. The $1.7 million decrease in EBITDA was primarily due to lower gross profit from lower shipment volume, acquisition evaluation expenses for the three months ended January 2, 2015 and the absence of the additional work week; partially offset by the absence of a $1.6 million charge for utilization of the net increase in cost basis of inventory acquired in the Radant acquisition that was reported for the three months ended January 3, 2014 and the favorable impact from translation of Canadian costs due to the strength of the U.S. dollar for the three months ended January 2, 2015.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	January 2, 2015	October 3, 2014
Cash and cash equivalents	$58.1	$50.6
Working capital	$124.1	$128.2

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.8 million as of January 2, 2015, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of January 2, 2015, excluding approximately $3.4 million of outstanding letters of credit, our total indebtedness was $522.7 million before the total unamortized debt discount of $5.0 million. We also had an additional $26.6 million available for borrowing under our revolving credit facility as of January 2, 2015. Our liquidity requirements are significant, primarily due to debt service requirements. For the three months ended January 2, 2015, our interest expense exclusive of debt issue costs and discount amortization was $8.0 million, and our cash interest paid was $3.4 million. With the increase in the amount of our indebtedness and the increase in the interest rate on the Notes resulting from our April 2014 debt refinancing transaction, we expect interest expense in fiscal year 2015 to increase compared to fiscal year 2014.

As of January 2, 2015, we were in compliance with the covenants under the agreements governing our senior credit facilities and the indentures governing the Notes.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Three Months Ended
	January 2, 2015	January 3, 2014
Net cash provided by operating activities	$9.9	$14.6
Net cash used in investing activities	(1.6)	(38.6)
Net cash used in financing activities	(0.8)	(5.5)
Net increase (decrease) in cash and cash equivalents	$7.5	$(29.5)

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $9.9 million in the three months ended January 2, 2015 was attributable to net income of $3.0 million; depreciation, amortization and other non-cash charges of $5.6 million; and net cash provided by working capital of $1.3 million. The primary source of cash for working capital during the three months ended January 2, 2015 was an increase in income tax payable and in accrued expenses. Income tax payable increased primarily due to tax owing on the taxable income earned for the three months ended January 2, 2015. Accrued expenses increased due to the timing of interest payments on our debt. The aforementioned source of cash was partially offset by an increase in accounts receivable due to the timing of sales and cash collections and an increase in inventories in anticipation of fulfilling certain customer orders.

Net cash provided by operating activities of $14.6 million in the three months ended January 3, 2014 was attributable to net income of $3.1 million; depreciation, amortization and other non-cash charges of $8.5 million; and net cash provided by working capital of $3.0 million. The primary source of cash for working capital during the three months ended January 3, 2014 was a decrease in accounts receivable resulting from improved collection efforts, partially offset by (i) an increase in inventories in anticipation of fulfilling certain customer orders, and (ii) a decrease in advance payments from customers and accrued expenses primarily due to a decrease in contract advances and deferred revenue assumed from the Radant acquisition effected by product shipments on related sales contracts.

Investing Activities

Investing activities for the three months ended January 2, 2015 comprised capital expenditures of $1.6 million. Investing activities for the three months ended January 3, 2014 comprised payment of $37.0 million made for the purchase of the outstanding stock of Radant and capital expenditures of $1.6 million.

Financing Activities

Financing activities for the three months ended January 2, 2015 and January 3, 2014 comprised repayment of borrowings under CPII’s new and prior term loan facilities of $0.8 million and $5.5 million, respectively.

Contractual Obligations

The following table summarizes our significant contractual obligations and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2015 (remaining nine months)	2016-2017	2018-2019	Thereafter
Operating leases	$10,208	$2,004	$3,984	$1,864	$2,356
Purchase commitments	48,076	42,546	5,530	—	—
Debt obligations	522,675	2,325	6,200	514,150	—
Interest on debt obligations	103,559	29,004	64,140	10,415	—
Uncertain tax positions, including interest	1,201	583	279	339	—
Total cash obligations	$685,719	$76,462	$80,133	$526,768	$2,356
Standby letters of credit	$3,400	$3,400

The above table assumes (i) that the respective debt instruments will be outstanding until their scheduled maturity dates, (ii) a debt level based on mandatory repayments according to the contractual amortization schedule of our new senior credit facilities, and (iii) that interest rates in effect on January 2, 2015 remain constant for future periods. The above table excludes (i) any optional and excess cash flow prepayments on our new term loan facility, and (ii) the effect of our contractual right to repay or refinance the Notes by November 17, 2017, which would extend the maturity date for the term loan facility from November 2017 to April 2021. Also excluded from the above table is the contingent additional consideration relating to our purchase of all of the outstanding stock of Radant in October 2013. In connection with, and as part of the consideration for, the acquisition, we may be required to pay the previous owners of Radant future consideration of up to $10.0 million contingent upon the achievement of certain financial targets by Radant over the two years following the date of acquisition. See Note 4 to the accompanying unaudited condensed consolidated financial statements for information regarding the contingent consideration.

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

As of January 2, 2015, there were no material changes to the contractual obligations not mentioned in the above table from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2014 filed with Securities and Exchange Commission.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for the three months ended January 2, 2015 were $1.6 million. For fiscal year 2015, ongoing capital expenditures are expected to be approximately $7.0 million to $8.0 million and to be funded by cash flows from operating activities.

Recent Accounting Pronouncements

See Note 2 to the accompanying unaudited condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Critical Accounting Policies and Estimates

Our Critical Accounting Policies and Estimates have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended October 3, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of January 2, 2015, we had (i) fixed-rate senior notes of $215.0 million due in 2018, bearing interest at 8.75% per year, and (ii) under our senior secured credit facilities, a variable–rate term loan of $307.0 million (net of $0.7 million unamortized original issue discount). Our variable rate debt is subject to changes in the LIBOR rate. As of January 2, 2015, the variable interest rate on the term loan under our senior secured credit facilities was 4.25%.

We performed a sensitivity analysis to assess the potential loss in future earnings that a 10 basis points increase in the variable portion of interest rates over a one-year period would have on our term loan under our new senior secured credit facilities. The impact was determined based on the hypothetical change from the end of period market rates over a period of one year and would result in no change in future interest expense, as a 10 basis points increase in the current variable interest rate would not increase the rate above the “LIBOR floor” in the senior secured credit facilities. Based on the current provisions of our term loan, the LIBOR rate would have to increase to 1% before impacting our future interest expense.

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At January 2, 2015, the fair value of foreign currency forward contracts comprised a short-term liability of $1.7 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive loss in the condensed consolidated balance sheets. At January 2, 2015, the unrealized loss, net of tax of $0.5 million, was $1.4 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to anticipated transactions failing to occur for the three months ended January 2, 2015.

As of January 2, 2015, we had entered into Canadian dollar forward contracts for nominal values of approximately $30.1 million (Canadian dollars), or approximately 73% of estimated Canadian dollar denominated expenses for January 2015 through September 2015, at an average rate of approximately 0.91 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

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

Part II:  OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 3, 2014. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2014 Form 10-K.

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

CPI INTERNATIONAL HOLDING CORP.

Dated:	February 10, 2015	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)