Form 10-Q
period 2015-04-03
CPI International Holding Corp.
filed 2015-05-12
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
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
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of May 12, 2015, 1,110 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, are outstanding and are not publicly traded.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	April 3, 2015	October 3, 2014
Assets
Current assets:
Cash and cash equivalents	$48,266	$50,617
Restricted cash	1,606	1,798
Accounts receivable, net	46,164	43,920
Inventories	102,091	97,156
Deferred tax assets	8,962	8,070
Prepaid and other current assets	7,752	7,960
Total current assets	214,841	209,521
Property, plant, and equipment, net	73,554	76,659
Deferred debt issue costs, net	11,288	12,557
Intangible assets, net	243,258	248,838
Goodwill	198,881	197,681
Other long-term assets	537	1,072
Total assets	$742,359	$746,328

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,100	$3,100
Accounts payable	25,909	25,565
Accrued expenses	37,346	31,328
Product warranty	4,553	4,863
Income taxes payable	620	1,048
Advance payments from customers	14,826	15,448
Total current liabilities	86,354	81,352
Deferred income taxes, non-current	94,787	94,835
Long-term debt, less current portion	514,153	514,938
Other long-term liabilities	3,879	13,059
Total liabilities	699,173	704,184
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	26,082	25,589
Accumulated other comprehensive loss	(2,217)	(653)
Retained earnings	19,321	17,208
Total stockholders’ equity	43,186	42,144
Total liabilities and stockholders’ equity	$742,359	$746,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands – unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Sales	$107,964	$121,159	$218,638	$245,038
Cost of sales, including $0, $0, $0 and $1,604 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	79,096	84,901	157,147	175,373
Gross profit	28,868	36,258	61,491	69,665
Operating costs and expenses:
Research and development	3,962	3,808	7,557	7,617
Selling and marketing	5,833	5,807	11,500	11,744
General and administrative	7,473	8,137	15,662	15,173
Amortization of acquisition-related intangible assets	2,544	2,629	5,091	5,478
Total operating costs and expenses	19,812	20,381	39,810	40,012
Operating income	9,056	15,877	21,681	29,653
Interest expense, net	9,154	6,863	18,193	14,122
(Loss) income before income taxes	(98)	9,014	3,488	15,531
Income tax expense	772	3,117	1,375	6,490
Net (loss) income	(870)	5,897	2,113	9,041

Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	(888)	(577)	(1,564)	(1,088)
Total other comprehensive loss, net of tax	(888)	(577)	(1,564)	(1,088)
Comprehensive (loss) income	$(1,758)	$5,320	$549	$7,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Six Months Ended
	April 3, 2015	April 4, 2014
Cash flows from operating activities
Net cash provided by operating activities	$2,268	$20,251

Cash flows from investing activities
Capital expenditures	(3,069)	(3,125)
Acquisition, net of cash acquired	—	(36,908)
Net cash used in investing activities	(3,069)	(40,033)

Cash flows from financing activities
Repayment of borrowings under previous term loan facility	—	(5,500)
Repayment of borrowings under Term Loan	(1,550)	—
Net cash used in financing activities	(1,550)	(5,500)

Net decrease in cash and cash equivalents	(2,351)	(25,282)
Cash and cash equivalents at beginning of period	50,617	67,051
Cash and cash equivalents at end of period	$48,266	$41,769

Supplemental cash flow disclosures
Cash paid for interest	$16,159	$12,431
Cash paid for income taxes, net of refunds	$3,220	$4,962
(Increase) decrease in accrued capital expenditures	$(49)	$239

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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2015 and 2014 comprise the 52- and 53-week periods ending October 2, 2015 and October 3, 2014, respectively. Each of the three months ended April 3, 2015 and April 4, 2014 included 13 weeks. The six months ended April 3, 2015 and April 4, 2014 included 26 and 27 weeks, respectively. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of April 3, 2015 and for the three and six months ended April 3, 2015 and April 4, 2014 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2014 filed with the Securities and Exchange Commission on December 11, 2014. The condensed consolidated balance sheet as of October 3, 2014 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended April 3, 2015 are not necessarily indicative of results to be expected for the full year.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Immaterial Correction of Previously Provided Financial Information

In the first quarter of fiscal year 2015, the Company identified three computational errors: (i) a $0.7 million overstatement of deferred tax assets associated with the Company's acquisition of its Malibu Division (“Malibu”) back in fiscal year 2008, (ii) a $0.9 million balance sheet misclassification between non-current deferred revenue and current advanced payments from customers in fiscal year 2014, and (iii) a $0.5 million understatement of deferred revenue associated with the Company's acquisition of Radant Technologies, Inc. (“Radant”) in fiscal year 2014. The Company corrected the errors in the first quarter of fiscal year 2015 by (i) releasing the deferred tax asset, which is recorded as part of deferred income taxes, non-current, and recognizing additional goodwill associated with the Malibu acquisition of $0.7 million, (ii) appropriately reclassifying $0.9 million from non-current deferred revenue, which is recorded as part of other long-term liabilities, to current advance payment from customers, and (iii) increasing current deferred revenue, which is recorded as part of accrued liabilities, and goodwill associated with the Radant acquisition by $0.5 million. The correction of the misstatements is reflected within the condensed consolidated balance sheet as of April 3, 2015.

The original misstatements had no impact on the consolidated statement of comprehensive (loss) income or the consolidated statement of cash flows for any prior period, and the correction of the misstatements had no impact on the condensed consolidated statements of comprehensive (loss) income or the condensed consolidated statement of cash flows in the six months ended April 3, 2015. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of these errors for each of the prior quarterly and annual periods that were affected and determined that the errors were not material to any of the prior periods. Additionally, the Company concluded that the cumulative impact of the errors did not have a material impact on its financial results for the six months ended April 3, 2015 or its projected results for fiscal year 2015.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides a single model for revenue arising from contracts with customers. This accounting standard update, which will supersede current revenue recognition guidance, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. The FASB has recently proposed a one-year deferral of the effective date of this accounting standard update. Under the proposal, this accounting standard update would be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The proposal also provides public entities with an option to elect to adopt the accounting standard update as of the original effective date. If adopted as proposed, this accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2019. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact the adoption will have on its consolidated results of operations, financial position or cash flows and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued an accounting standard update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This accounting standard update requires retrospective adoption and is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2017. The Company expects the new accounting standard update will reduce other long-term assets and long-term debt on its consolidated balance sheets by amounts classified as deferred debt issuance costs and will have no impact on its consolidated results of operations or cash flows.

3.	Supplemental Financial Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts as follows:

	April 3, 2015	October 3, 2014
Accounts receivable	$46,225	$43,942
Less: Allowance for doubtful accounts	(61)	(22)
Accounts receivable, net	$46,164	$43,920

Inventories: The following table provides details of inventories:

	April 3, 2015	October 3, 2014
Raw materials and parts	$52,351	$48,958
Work in process	36,087	33,649
Finished goods	13,653	14,549
Total inventories	$102,091	$97,156

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Reserve for loss contracts: The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Balance at beginning of period	$4,978	$5,314	$5,008	$4,992
Provision for loss contracts, charged to cost of sales	437	235	572	877
Credit to cost of sales upon revenue recognition	(68)	(220)	(233)	(540)
Balance at end of period	$5,347	$5,329	$5,347	$5,329

At the end of each period presented above, reserve for loss contracts was reported in the condensed consolidated balance sheet in the following accounts:

	April 3, 2015	April 4, 2014
Inventories	$5,342	$5,225
Accrued expenses	5	104
Total reserves for loss contracts	$5,347	$5,329

 Goodwill:    The following table sets forth goodwill by reportable segment:

	April 3, 2015	October 3, 2014
RF products	$147,008	$146,505
Satcom equipment	39,715	39,715
Other	12,158	11,461
Total goodwill	$198,881	$197,681

The increase of $0.5 million and $0.7 million in goodwill for RF products and Other segments, respectively, resulted from correction of certain computational errors on previously provided financial information as described in Note 1, The Company and a Summary of its Significant Accounting Policies.

Product Warranty: The following table summarizes the activity related to product warranty:

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Beginning accrued warranty	$4,649	$4,692	$4,863	$4,706
Actual costs of warranty claims	(1,230)	(1,112)	(2,409)	(2,323)
Estimates for product warranty, charged to cost of sales	1,134	1,210	2,099	2,407
Ending accrued warranty	$4,553	$4,790	$4,553	$4,790

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, derivative instruments and contingent consideration. The following tables set forth financial instruments carried at fair value by level of fair value hierarchy:

		Fair Value Measurements at April 3, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$38,180	$38,180	$—	$—
Mutual funds[2]	298	298	—	—
Total assets at fair value	$38,478	$38,478	$—	$—

Liabilities:
Foreign exchange forward derivatives[3]	$2,448	$—	$2,448	$—
Contingent consideration liability[4]	8,700	—	—	8,700
Total liabilities at fair value	$11,148	$—	$2,448	$8,700

[1] The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
[2] The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
[3] The liability position of foreign currency derivatives is classified as part of accrued expenses ($2,382) and other long-term liabilities ($66) in the condensed consolidated balance sheet.
[4] The contingent consideration liability is classified as part of accrued expenses in the condensed consolidated balance sheet.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

		Fair Value Measurements at October 3, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$39,952	$39,952	$—	$—
Mutual funds[2]	279	279	—	—
Total assets at fair value	$40,231	$40,231	$—	$—

Liabilities:
Foreign exchange forward derivatives[3]	$759	$—	$759	$—
Contingent consideration liability[4]	7,600	—	—	7,600
Total liabilities at fair value	$8,359	$—	$759	$7,600

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

See Note 6, Derivative Instruments and Hedging Activities, for information regarding the Company’s derivative instruments.

Contingent Consideration

In connection with, and as part of the consideration for, the October 2013 purchase of all of the outstanding stock of Radant, the Company will be obligated to make a maximum of $10.0 million in potential additional payments if certain financial targets are achieved by Radant over the two years following the acquisition. These potential earn-out payments are considered contingent consideration. The fair value of the contingent consideration is based on a probability-weighted calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. Key assumptions include a discount rate of 14% and a probability-adjusted level of Radant’s earnings before net interest expense, provision for income taxes and depreciation and amortization (“EBITDA”) in aggregate for the two years following the acquisition. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions.

The following table summarizes the activity related to contingent consideration during the periods presented:

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Balance at beginning of period	$8,100	$4,300	$7,600	$—
Contingent consideration from Radant acquisition	—	—	—	4,300
Change in fair value included in earnings	600	300	1,100	300
Balance at end of period	$8,700	$4,600	$8,700	$4,600

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

As the potential earn-out payments are due in December 2015, the contingent consideration was reclassified from other long-term liabilities to current liabilities as accrued expenses in the condensed consolidated balance sheet as of April 3, 2015.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity. The estimated fair value of the Company’s long-term debt as of April 3, 2015 and October 3, 2014 using Level 2 fair value inputs was $521.1 million and $521.3 million, respectively, compared to the carrying value of $517.3 million and $518.0 million, respectively.

5.	Long-term Debt

The Company’s long-term debt comprises the following as of the dates presented:

	April 3, 2015	October 3, 2014
Term Loan, net of issue discount of $676 and $726	$306,224	$307,724
Senior Notes, net of issue discount of $3,971 and $4,686	211,029	210,314
	517,253	518,038
Less: Current portion	3,100	3,100
Long-term portion	$514,153	$514,938

Standby letters of credit secured by Revolver	$5,027	$3,468

Senior Secured Credit Facilities

On April 7, 2014, CPII entered into new senior secured credit facilities (“Senior Credit Facilities”), which provide for (i) Term B Loans in an aggregate principal amount of $310.0 million (“Term Loan”), and (ii) a $30.0 million revolving credit facility (“Revolver”), with sub-limits for letters of credit and swingline loans. CPII immediately borrowed the entire $310.0 million available under the Term Loan. The revolving credit facility was undrawn at April 3, 2015 (other than for approximately $5.0 million of outstanding letters of credit).

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

Borrowings under the Senior Credit Facilities bear interest, at CPII’s option, at a rate equal to a margin over either (i) a LIBOR rate or (ii) a base rate. LIBOR and base rate borrowings under the Term Loan are subject to a 1.00% and 2.00% “floor,” respectively. As of April 3, 2015, the variable interest rate on the term loan was 4.25%. The Senior Secured Credit Facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

Senior Notes due 2018

In February 2011, CPII issued an aggregate of $215 million of Senior Notes due 2018 (“Senior Notes”) originally bearing interest at the rate of 8.0% per year. The outstanding notes are CPII’s senior unsecured obligations. Parent and each of CPII’s existing and future restricted subsidiaries (as defined in the indenture governing the Senior Notes) guarantee the Senior Notes on a senior unsecured basis. Interest rate on the Senior Notes increased from 8.00% to 8.75% per annum in April 2014. Interest is payable in cash. The indenture governing the Senior Notes limits, subject to certain exceptions, CPII and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock; pay dividends and make other restricted payments; make certain investments; sell assets; create liens; consolidate, merge or sell all or substantially all of CPII’s assets; enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries.

At any time, or from time to time, on or after February 15, 2016, CPII, at its option, may redeem the Senior Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below, together with accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning February 15 of the years indicated:

Year	Optional Redemption Price
2016	104%
2017 and thereafter	101%

In addition, at any time prior to February 15, 2016, CPII may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus an applicable premium (as defined in the indenture governing the Senior Notes) plus accrued and unpaid interest, if any, to, the redemption date.

Upon a change of control, CPII may be required to purchase all or any part of the Senior Notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest thereon, if any, to the date of purchase.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Debt Maturities:    As of April 3, 2015, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	Senior Notes	Total
2015 (remaining six months)	$1,550	$—	$1,550
2016	3,100	—	3,100
2017	3,100	—	3,100
2018	299,150	215,000	514,150
2019	—	—	—
Thereafter	—	—	—
	$306,900	$215,000	$521,900

The above table assumes (i) that the respective debt instruments will be outstanding until their scheduled maturity dates, and (ii) a debt level based on mandatory repayments according to the contractual amortization schedule of the Senior Credit Facilities. The above table excludes any optional and excess cash flow prepayments on the Term Loan. The table also excludes the effect of the Company’s contractual right to repay or refinance the Senior Notes by November 17, 2017, which would extend the maturity date for the Term Loan from November 2017 to April 2021.
Covenants

As of April 3, 2015, the Company was in compliance with the covenants under the agreements governing CPII’s new Senior Credit Facilities and the indentures governing the Senior Notes.

Deferred Debt Issuance Costs

CPII incurred debt issuance costs, excluding issue discount, of $8.7 million associated with its new Senior Credit Facilities and $8.0 million associated with the Senior Notes. As of April 3, 2015, the unamortized deferred debt issuance costs related to CPII’s debt were $11.3 million, net of $5.5 million accumulated amortization. As of October 3, 2014, the unamortized deferred debt issuance costs related to CPII’s prior senior credit facilities and the Senior Notes were $12.6 million, net of $4.2 million accumulated amortization.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company’s Canadian dollar forward contracts in effect as of April 3, 2015 have durations of seven to 19 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive loss in the condensed consolidated balance sheets. At April 3, 2015, the unrealized loss, net of tax of $0.8 million, was $2.3 million. At October 3, 2014, the unrealized loss, net of tax of $0.3 million, was $0.8 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next seven fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive (loss) income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive (loss) income. No ineffective amounts were recognized due to hedge ineffectiveness in the three and six months ended April 3, 2015 and April 4, 2014.

As of April 3, 2015, the Company had entered into Canadian dollar forward contracts for nominal values of approximately $40.1 million (Canadian dollars), or approximately 49% of estimated Canadian dollar denominated expenses for April 2015 through September 2016, at an average rate of approximately 0.85 U.S. dollars to one Canadian dollar.

The aggregate fair value of all derivative instruments designated as cash flow hedges were in a liability position on April 3, 2015 and October 3, 2014 as shown in the following table:

	Liability Derivatives
		Fair Value
	Balance Sheet Location	April 3, 2015	October 3, 2014
Derivative designated as hedging instruments
Forward contracts	Accrued expenses	$2,382	$759
Forward contracts	Other long-term liabilities	66	—
Total derivative designated as hedging instruments		$2,448	$759

As of April 3, 2015 and October 3, 2014, the Company had no derivative instruments that were classified as non-hedging instruments. The Company’s derivatives are reported on a gross basis. The Company has no master netting arrangements with its derivative counterparties that would allow for net settlement.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of comprehensive (loss) income for the periods of fiscal years 2015 and 2014 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)
	Three Months Ended			Three Months Ended			Three Months Ended
	April 3, 2015	April 4, 2014		April 3, 2015	April 4, 2014		April 3, 2015	April 4, 2014
Forward contracts	$(1,670)	$(1,128)	Cost of sales	$(291)	$(284)	General and administrative(a)	$12	$29
			Research and development	(100)	(39)
			Selling and marketing	(44)	(17)
			General and administrative	(52)	(20)
Total	$(1,670)	$(1,128)		$(487)	$(360)		$12	$29

(a)The amount recognized in income for each period presented represents a gain related to the amount excluded from the assessment of hedge effectiveness.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)	Amount of Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)
	Six Months Ended			Six Months Ended			Six Months Ended
	April 3, 2015	April 4, 2014		April 3, 2015	April 4, 2014		April 3, 2015	April 4, 2014
Forward contracts	$(2,824)	$(2,132)	Cost of sales	$(527)	$(520)	General and administrative(b)	$87	$120
			Research and development	(108)	(82)
			Selling and marketing	(48)	(36)
			General and administrative	(56)	(43)
Total	$(2,824)	$(2,132)		$(739)	$(681)		$87	$120

(b)The amount recognized in income for each period presented represents a gain related to the amount excluded from the assessment of hedge effectiveness.

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

A former major stockholder of Radant, which was acquired in October 2013, was retained by the Company to serve as president of the division (the “Radant president”). In connection with, and as part of the consideration for, the Radant acquisition, the Company will be obligated to make a maximum of $10.0 million in potential additional payments to the former stockholders of Radant including the Radant president and certain of his relatives if certain financial targets are achieved by Radant over the two years following the acquisition. Also in connection with the acquisition, the Company has entered into a lease agreement for a property in Stow, Massachusetts, that contains a manufacturing plant and office facilities owned by a company controlled by the Radant president. The Company records rent expense for the Stow lease on an arm’s length basis. The Company recorded a rent expense for such lease of $0.1 million for each of the three months ended April 3, 2015 and April 4, 2014 and $0.2 million for each of the six months ended April 3, 2015 and April 4, 2014.

9.	Income Taxes

The condensed consolidated statements of comprehensive (loss) income reflect the following income tax expense:

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
(Loss) income before income taxes	$(98)	$9,014	$3,488	$15,531
Income tax expense	$772	$3,117	$1,375	$6,490
Effective income tax rate	(787.8)%	34.6%	39.4%	41.8%

The Company’s 787.8% effective tax rate for the three months ended April 3, 2015 differs from the federal statutory rate of 35.0% primarily due to an income tax expense for an uncertain tax position as a result of an intercompany sale of assets and an increase in the Company's estimated annual tax rate due to foreign tax credit limitations. The Company’s 34.6% effective tax rate for the three months ended April 4, 2014 is similar to the federal statutory rate of 35.0%.

The Company’s 39.4% effective tax rate for the six months ended April 3, 2015 differs from the federal statutory rate of 35.0% primarily due to foreign tax credit limitations and income tax expense for an uncertain tax position as a result of an intercompany sale of assets, partially offset by tax benefits from a California income tax refund for prior year amended income tax returns and tax benefits for a tax provision to tax return true-up of U.S and Canada tax returns. The Company’s 41.8% effective tax rate for the six months ended April 4, 2014 differs from the federal statutory rate of 35.0% primarily due to income tax expense for a change in state deferred tax liabilities due to an increase in the blended state tax rate with the inclusion of Radant, non-deductible expenses related to the Radant acquisition, and a provision to tax return true-up charge from filing the Canadian subsidiaries fiscal year 2013 income tax return.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The total liability for gross unrecognized tax benefits was $3.2 million at April 3, 2015 and $7.6 million at April 4, 2014. For the three months ended April 3, 2015 the total liability for gross unrecognized tax benefits increased by $0.6 million primarily due to an uncertain tax position as a result of an intercompany sale of assets. For the six months ended April 3, 2015, the total liability for gross unrecognized tax benefits decreased by $1.6 million primarily due to settlement of the Company's California tax audit for fiscal years 2005 through 2007, partially offset by an uncertain tax position as a result of an intercompany sale of assets. The total liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The Company believes that it is reasonably possible that, in the next 12 months, the total amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $0.3 million as statutes expire and tax payments are made.

10.	Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss in the condensed consolidated balance sheets:

	April 3, 2015	October 3, 2014
Unrealized loss on cash flow hedges, net of tax of $(772) and $(251), respectively	$(2,317)	$(753)
Unrealized actuarial gain and prior service credit for pension liability, net of tax of $33 and $33, respectively	100	100
Accumulated other comprehensive loss	$(2,217)	$(653)
The following table provides changes in accumulated other comprehensive loss, net of tax, reported in the Company’s condensed consolidated balance sheets for the three and six months ended April 3, 2015 and April 4, 2014 (amounts in parentheses indicate debits):

	Three Months Ended
	April 3, 2015			April 4, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(1,429)	$100	$(1,329)	$(519)	$94	$(425)
Other comprehensive loss before reclassifications	(1,253)	—	(1,253)	(846)	—	(846)
Amounts reclassified from accumulated other comprehensive loss	365	—	365	269	—	269
Net current-period other comprehensive loss	(888)	—	(888)	(577)	—	(577)
Balance at end of period	$(2,317)	$100	$(2,217)	$(1,096)	$94	$(1,002)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

	Six Months Ended
	April 3, 2015			April 4, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(753)	$100	$(653)	$(8)	$94	$86
Other comprehensive loss before reclassifications	(2,118)	—	(2,118)	(1,599)	—	(1,599)
Amounts reclassified from accumulated other comprehensive loss	554	—	554	511	—	511
Net current-period other comprehensive loss	(1,564)	—	(1,564)	(1,088)	—	(1,088)
Balance at end of period	$(2,317)	$100	$(2,217)	$(1,096)	$94	$(1,002)

The following table provides the gross amount reclassified from accumulated other comprehensive loss and the corresponding amount of tax relating to gains and losses on cash flow hedges for the three and six months ended April 3, 2015 and April 4, 2014 (amounts in parentheses indicate debits):

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Amounts reclassified from accumulated other comprehensive loss	$487	$360	$739	$681
Less: Tax	(122)	(91)	(185)	(170)
Amounts reclassified from accumulated other comprehensive loss, net of tax	$365	$269	$554	$511

See Note 6, Derivatives Instruments and Hedging Activities, for additional disclosures about reclassifications out of accumulated other comprehensive loss and their corresponding effects on the respective line items in the condensed consolidated statements of comprehensive (loss) income.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Sales from external customers
RF products	$82,161	$90,638	$168,234	$178,464
Satcom equipment	20,689	23,230	39,287	48,743
Other	5,114	7,291	11,117	17,831
	$107,964	$121,159	$218,638	$245,038
Intersegment product transfers
RF products	$6,113	$5,714	$11,306	$12,211
Satcom equipment	—	2	18	10
	$6,113	$5,716	$11,324	$12,221
Capital expenditures[a]
RF products	$1,396	$1,056	$2,729	$2,416
Satcom equipment	110	129	131	186
Other	104	135	258	284
	$1,610	$1,320	$3,118	$2,886
EBITDA
RF products	$16,199	$21,568	$36,025	$41,129
Satcom equipment	2,215	2,403	4,082	4,863
Other	(3,532)	(2,310)	(6,698)	(4,104)
	$14,882	$21,661	$33,409	$41,888

[a] Capital expenditures incurred on an accrual basis.

	April 3, 2015	October 3, 2014
Total assets
RF products	$509,000	$517,108
Satcom equipment	115,000	110,691
Other	118,359	118,529
	$742,359	$746,328

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

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Operating income
RF products	$13,905	$19,448	$31,361	$36,715
Satcom equipment	1,950	2,119	3,553	4,264
Other	(6,799)	(5,690)	(13,233)	(11,326)
	$9,056	$15,877	$21,681	$29,653

The following table reconciles net (loss) income to EBITDA:

	Three Months Ended		Six Months Ended
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Net (loss) income	$(870)	$5,897	$2,113	$9,041
Depreciation and amortization	5,826	5,784	11,728	12,235
Interest expense, net	9,154	6,863	18,193	14,122
Income tax expense	772	3,117	1,375	6,490
EBITDA	$14,882	$21,661	$33,409	$41,888

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

12.     Supplemental Guarantors Condensed Consolidating Financial Information

The tables that follow reflect the supplemental guarantor financial information associated with CPII’s Senior Notes issued on February 11, 2011. The Senior Notes are guaranteed by Parent and, subject to certain exceptions, each of Parent’s existing and future domestic restricted subsidiaries (other than CPII) on a senior unsecured basis. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly owned and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis and (ii) CPII’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (i) the guarantor subsidiaries (all of the domestic subsidiaries), (ii) the non-guarantor subsidiaries, (iii) the consolidating elimination entries, and (iv) the consolidated totals. The accompanying consolidating financial information should be read in connection with the condensed consolidated financial statements of the Company.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of April 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$42,179	$6,087	$—	$48,266
Restricted cash	—	—	1,532	74	—	1,606
Accounts receivable, net	—	—	29,411	16,753	—	46,164
Inventories	—	—	72,396	30,422	(727)	102,091
Deferred tax assets	—	—	7,636	1,326	—	8,962
Intercompany receivable	—	—	102,024	5,729	(107,753)	—
Prepaid and other current assets	(1)	7	5,607	1,863	276	7,752
Total current assets	(1)	7	260,785	62,254	(108,204)	214,841
Property, plant and equipment, net	—	—	58,879	14,675	—	73,554
Deferred debt issue costs, net	—	11,288	—	—	—	11,288
Intangible assets, net	—	—	165,625	77,633	—	243,258
Goodwill	—	—	110,728	88,153	—	198,881
Other long-term assets	—	—	521	16	—	537
Investment in subsidiaries	43,330	753,918	16,159	—	(813,407)	—
Total assets	$43,329	$765,213	$612,697	$242,731	$(921,611)	$742,359
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	—	—	16,274	9,635	—	25,909
Accrued expenses	143	2,731	27,149	7,331	(8)	37,346
Product warranty	—	—	2,324	2,229	—	4,553
Income taxes payable	—	—	249	371	—	620
Advance payments from customers	—	—	12,627	2,199	—	14,826
Intercompany payable	—	5,353	—	—	(5,353)	—
Total current liabilities	143	11,184	58,623	21,765	(5,361)	86,354
Deferred income taxes, non-current	—	—	73,132	21,655	—	94,787
Long-term debt, less current portion	—	514,153	—	—	—	514,153
Other long-term liabilities	—	—	2,843	1,036	—	3,879
Total liabilities	143	525,337	134,598	44,456	(5,361)	699,173
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	376,858	174,239	(762,197)	—
Equity investment in subsidiary	(2,217)	(2,217)	9,377	—	(4,943)	—
Additional paid-in capital	26,082	—	—	—	—	26,082
Accumulated other comprehensive loss	—	—	—	(2,217)	—	(2,217)
Retained earnings	19,321	30,993	91,864	26,253	(149,110)	19,321
Total stockholders’ equity	43,186	239,876	478,099	198,275	(916,250)	43,186
Total liabilities and stockholders’ equity	$43,329	$765,213	$612,697	$242,731	$(921,611)	$742,359

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended April 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$84,364	$42,073	$(18,473)	$107,964
Cost of sales	—	—	64,052	33,013	(17,969)	79,096
Gross profit	—	—	20,312	9,060	(504)	28,868
Operating costs and expenses:
Research and development	—	—	1,854	2,108	—	3,962
Selling and marketing	—	—	3,493	2,685	(345)	5,833
General and administrative	527	65	6,094	786	1	7,473
Amortization of acquisition-related intangible assets	—	—	1,529	1,015	—	2,544
Total operating costs and expenses	527	65	12,970	6,594	(344)	19,812
Operating (loss) income	(527)	(65)	7,342	2,466	(160)	9,056
Interest expense (income), net	—	9,156	1	(3)	—	9,154
(Loss) income before income tax expense and equity in income of subsidiaries	(527)	(9,221)	7,341	2,469	(160)	(98)
Income tax (benefit) expense	(215)	(3,506)	4,300	254	(61)	772
Equity in income of subsidiaries	(558)	5,157	365	—	(4,964)	—
Net (loss) income	(870)	(558)	3,406	2,215	(5,063)	(870)
Equity in other comprehensive loss of subsidiaries, net of tax	(888)	(888)	—	—	1,776	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(888)	—	(888)
Total other comprehensive loss, net of tax	—	—	—	(888)	—	(888)
Comprehensive (loss) income	$(1,758)	$(1,446)	$3,406	$1,327	$(3,287)	$(1,758)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended April 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$169,803	$83,655	$(34,820)	$218,638
Cost of sales	—	—	126,380	64,625	(33,858)	157,147
Gross profit	—	—	43,423	19,030	(962)	61,491
Operating costs and expenses:
Research and development	—	—	3,704	3,853	—	7,557
Selling and marketing	—	—	6,845	5,370	(715)	11,500
General and administrative	1,162	1,306	11,247	1,947	—	15,662
Amortization of acquisition-related intangible assets	—	—	3,059	2,032	—	5,091
Total operating costs and expenses	1,162	1,306	24,855	13,202	(715)	39,810
Operating (loss) income	(1,162)	(1,306)	18,568	5,828	(247)	21,681
Interest expense, net	—	18,189	4	—	—	18,193
(Loss) income before income tax expense and equity in income of subsidiaries	(1,162)	(19,495)	18,564	5,828	(247)	3,488
Income tax (benefit) expense	(455)	(7,410)	8,685	649	(94)	1,375
Equity in income of subsidiaries	2,820	14,905	433	—	(18,158)	—
Net income	2,113	2,820	10,312	5,179	(18,311)	2,113
Equity in other comprehensive loss of subsidiaries, net of tax	(1,564)	(1,564)	—	—	3,128	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(1,564)	—	(1,564)
Total other comprehensive loss, net of tax	—	—	—	(1,564)	—	(1,564)
Comprehensive income	$549	$1,256	$10,312	$3,615	$(15,183)	$549

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended April 4, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$185,284	$94,326	$(34,572)	$245,038
Cost of sales	—	—	137,068	72,218	(33,913)	175,373
Gross profit	—	—	48,216	22,108	(659)	69,665
Operating costs and expenses:
Research and development	—	—	2,848	4,769	—	7,617
Selling and marketing	—	—	6,774	5,728	(758)	11,744
General and administrative	1,588	417	10,801	2,363	4	15,173
Amortization of acquisition-related intangible assets	—	—	3,441	2,037	—	5,478
Strategic alternative transaction expenses						—
Total operating costs and expenses	1,588	417	23,864	14,897	(754)	40,012
Operating (loss) income	(1,588)	(417)	24,352	7,211	95	29,653
Interest expense (income), net	—	14,121	4	(3)	—	14,122
(Loss) income before income tax expense and equity in income of subsidiaries	(1,588)	(14,538)	24,348	7,214	95	15,531
Income tax (benefit) expense	(604)	(5,526)	11,447	1,137	36	6,490
Equity in income of subsidiaries	10,025	19,037	378	—	(29,440)	—
Net income	9,041	10,025	13,279	6,077	(29,381)	9,041
Equity in other comprehensive loss of subsidiaries, net of tax	(1,088)	(1,088)	—	—	2,176	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(1,088)	—	(1,088)
Total other comprehensive loss, net of tax	—	—	—	(1,088)	—	(1,088)
Comprehensive income	$7,953	$8,937	$13,279	$4,989	$(27,205)	$7,953

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended April 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$1,550	$2,438	$(1,720)	$2,268
Cash flows from investing activities
Capital expenditures	—	—	(2,549)	(520)	(3,069)
Net cash used in investing activities	—	—	(2,549)	(520)	(3,069)
Cash flows from financing activities
Return of intercompany capital	—	8,800	—	(8,800)	—
Intercompany funding	—	(8,800)	—	8,800	—
Repayment of borrowings under term loan	—	(1,550)	—	—	(1,550)
Net cash used in financing activities	—	(1,550)	—	—	(1,550)
Net decrease in cash and cash equivalents	—	—	(111)	(2,240)	(2,351)
Cash and cash equivalents at beginning of period	—	—	42,290	8,327	50,617
Cash and cash equivalents at end of period	$—	$—	$42,179	$6,087	$48,266

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended April 4, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$19,094	$1,157	$20,251
Cash flows from investing activities
Capital expenditures	—	—	(2,845)	(280)	(3,125)
Acquisition, net of cash acquired	—	—	(36,908)	—	(36,908)
Net cash used in investing activities	—	—	(39,753)	(280)	(40,033)
Cash flows from financing activities
Return of intercompany capital	—	9,000	—	(9,000)	—
Intercompany funding	—	(3,500)	(5,500)	9,000	—
Repayment of borrowings under previous term loan facility	—	(5,500)	—	—	(5,500)
Net cash used in financing activities	—	—	(5,500)	—	(5,500)
Net (decrease) increase in cash and cash equivalents	—	—	(26,159)	877	(25,282)
Cash and cash equivalents at beginning of period	—	—	61,387	5,664	67,051
Cash and cash equivalents at end of period	$—	$—	$35,228	$6,541	$41,769

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2015 and 2014 comprise the 52- and 53-week periods ending October 2, 2015 and October 3, 2014, respectively. Each of the three months ended April 3, 2015 and April 4, 2014 included 13 weeks. The six months ended April 3, 2015 and April 4, 2014 included 26 and 27 weeks, respectively. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

Inclusion of an additional week in the six months ended April 4, 2014 increased our orders, sales and certain operating expenses for that period. The reduction to orders, sales and certain operating expenses for the six months ended April 3, 2015 compared to the six months ended April 4, 2014 was partially due to the absence of an additional week in the period ended April 3, 2015.

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

Our orders by market for the six months ended April 3, 2015, which included 26 weeks, and April 4, 2014, which included 27 weeks, are summarized as follows (dollars in millions):

	Six Months Ended
	April 3, 2015		April 4, 2014		(Decrease) Increase
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$92.0	40%	$94.6	41%	$(2.6)	(3)%
Medical	45.4	20	41.2	18	4.2	10
Communications	76.4	34	72.2	32	4.2	6
Industrial	11.3	5	15.1	7	(3.8)	(25)
Scientific	2.0	1	5.6	2	(3.6)	(64)
Total	$227.1	100%	$228.7	100%	$(1.6)	(1)%

Orders of $227.1 million for the six months ended April 3, 2015 were $1.6 million, or approximately 1%, lower than orders of $228.7 million for the six months ended April 4, 2014. Explanations for the order increase or decrease by market for the six months ended April 3, 2015 compared to the six months ended April 4, 2014 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are typically characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets decreased 3%, primarily due to the cyclic timing of programs in these markets. An increase in orders for several U.S. and foreign radar programs was offset by a decrease in orders to support electronic warfare programs, including certain airborne electronic countermeasures programs, and certain radar systems due to the timing of orders for those programs.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 10% increase in medical orders primarily resulted from increased orders to support MRI and x-ray imaging applications. A decrease in orders for products to support radiation therapy applications partially offset this increase.

•
Communications: Orders for our communications products consist of orders for commercial and military communications applications. The 6% increase in communications orders was due to higher orders for products to support certain military communications applications, including advanced tactical common data link ("TCDL") antenna products and satellite communications amplifier products, and commercial communications applications, particularly fixed-satellite services applications. These increases were partially offset by a decrease in orders for radomes for naval communications applications.

•
Industrial: Orders for our industrial market consist of products to support a wide range of systems used for applications including material processing, instrumentation and testing. Orders in this market are cyclical and generally follow the state of the economy. The $3.8 million decrease in industrial orders was largely due to lower orders for products to support industrial heating and electromagnetic vulnerability testing applications.

•
Scientific: Orders in the scientific market consist of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Orders in this market are historically one-time projects and can fluctuate significantly from period to period. The $3.6 million decrease in scientific orders was primarily due to the absence of orders for a domestic accelerator program and a foreign fusion program that were not expected to, and did not, repeat in the six months ended April 3, 2015.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. As of April 3, 2015, we had an order backlog of $316.9 million, compared to an order backlog of $346.7 million as of April 4, 2014. The reduction in backlog was largely due to substantial shipments made in that 12-month period for two multi-year programs: (i) a military communications program for which our Malibu Division received an order totaling more than $25 million for advanced TCDL antenna products in fiscal year 2013; although we have received smaller, follow-on orders for this program, orders of this size are not expected to recur for this program, and (ii) a significant airborne radomes program at our Radant Technologies Division. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

The debt restructuring we completed in April 2014 resulted in, and will continue to result in, a substantial increase in interest expense and in amortization of debt issue costs and issue discount. The annual increase in cash interest expense due to the change in interest rate on our Senior Notes due 2018 (the “Senior Notes”) is approximately $1.6 million throughout their remaining term. The annual increase in cash interest expense due to increased borrowings under our new term loan facility is approximately $6.3 million throughout its remaining term. The annual increase in amortization of debt issue costs and issue discount on the Senior Notes and senior secured credit facilities averages $1.8 million throughout their respective remaining terms.

Three Months Ended April 3, 2015 Compared to Three Months Ended April 4, 2014
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				(Decrease) Increase
	April 3, 2015		April 4, 2014
	Amount	% of Sales	Amount	% of Sales
Sales	$108.0	100.0%	$121.2	100.0%	$(13.2)
Cost of sales	79.1	73.2	84.9	70.0	(5.8)
Gross profit	28.9	26.8	36.3	30.0	(7.4)
Research and development	4.0	3.7	3.8	3.1	0.2
Selling and marketing	5.8	5.4	5.8	4.8	—
General and administrative	7.5	6.9	8.1	6.7	(0.6)
Amortization of acquisition-related intangibles	2.5	2.3	2.6	2.1	(0.1)
Operating income	9.1	8.4	15.9	13.1	(6.8)
Interest expense, net	9.2	8.5	6.9	5.7	2.3
(Loss) income before taxes	(0.1)	(0.1)	9.0	7.4	(9.1)
Income tax expense	0.8	0.7	3.1	2.6	(2.3)
Net (loss) income	$(0.9)	(0.8)%	$5.9	4.9%	$(6.8)
Other Data:
EBITDA (a)	$14.9	13.8%	$21.7	17.9%	$(6.8)

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

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for or superior to, comprehensive income, net income, operating income, cash flows from operating activities or other statements of income or statements of cash flows data prepared in accordance with GAAP.

For a reconciliation of Net (Loss) Income to EBITDA, see Note 11, Segments, Geographic and Customer Information, of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended April 3, 2015 and April 4, 2014 are summarized as follows (dollars in millions):

	Three Months Ended
	April 3, 2015		April 4, 2014		Decrease
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$43.0	40%	$46.9	39%	$(3.9)	(8)%
Medical	17.4	16	17.6	15	(0.2)	(1)
Communications	38.4	36	45.2	37	(6.8)	(15)
Industrial	6.0	5	7.5	6	(1.5)	(20)
Scientific	3.2	3	4.0	3	(0.8)	(20)
Total	$108.0	100%	$121.2	100%	$(13.2)	(11)%

Sales of $108.0 million for the three months ended April 3, 2015 were $13.2 million, or approximately 11%, lower than sales of $121.2 million for the three months ended April 4, 2014. Explanations for the sales decrease by market for the three months ended April 3, 2015 compared to the three months ended April 4, 2014 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets decreased 8%, primarily due to lower sales for a radar program with fluctuating annual demand levels, a shipboard radar program for which the initial production contract has been substantially completed, and an airborne electronic warfare program that has been completed. Increased sales of radomes for an electronic warfare program and of products to support Aegis radar systems partially offset this decrease.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. Sales of our medical products in the three months ended April 3, 2015 were essentially unchanged.

•
Communications: Sales of our communications products consist of sales for commercial and military communications applications. The 15% decrease in sales in the communications market was due to lower sales of products to support military communications applications, including advanced TCDL antenna products and radomes for naval communications applications. These decreases were partially offset by increased sales of products to support certain commercial communications applications, particularly fixed satellite services applications.

•
Industrial: Sales for our industrial market consist of sales to support a wide range of systems used for applications including material processing, instrumentation and testing. Sales in this market are cyclical and generally follow the state of the economy. The $1.5 million decrease in sales of industrial products in the three months ended April 3, 2015 was primarily the result of lower sales of products to support electromagnetic vulnerability testing applications.

•
Scientific: Sales in the scientific market consist of sales of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Sales in this market are historically one-time projects and can fluctuate significantly from period to period. The $0.8 million decrease in sales of scientific products in the three months ended April 3, 2015 was primarily the result of lower sales of products to support certain foreign accelerator programs.

Gross Profit. Gross profit was $28.9 million, or 26.8% of sales, for the three months ended April 3, 2015 compared to $36.3 million, or 30.0% of sales, for the three months ended April 4, 2014. The $7.4 million decrease in gross profit was primarily due to a less favorable mix of products and lower shipment volume, partially offset by the favorable impact from translation of Canadian costs due to the strength of the U.S. dollar for the three months ended April 3, 2015.

Research and Development. Research and development expenses were $4.0 million, or 3.7% of sales, for the three months ended April 3, 2015 and $3.8 million, or 3.1% of sales, for the three months ended April 4, 2014. There was no significant change in research and development expenses for the three months ended April 3, 2015 compared to the three months ended April 4, 2014.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	April 3, 2015	April 4, 2014
Company sponsored	$4.0	$3.8
Customer sponsored	2.4	2.5
	$6.4	$6.3

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products.

Selling and Marketing. Selling and marketing expenses were $5.8 million, or 5.4% of sales, for the three months ended April 3, 2015, and $5.8 million, or 4.8% of sales, for the three months ended April 4, 2014. There was no significant change in selling and marketing expenses for the three months ended April 3, 2015 compared to the three months ended April 4, 2014.
General and Administrative. General and administrative expenses were $7.5 million, or 6.9% of sales, for the three months ended April 3, 2015, and $8.1 million, or 6.7% of sales, for the three months ended April 4, 2014. The $0.6 million decrease in general and administrative expenses was primarily due to lower accruals for management incentives and Veritas Capital Fund IV, L.P. (“Veritas”) management fees for the three months ended April 3, 2015 compared to the three months ended April 4, 2014.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.5 million for the three months ended April 3, 2015 and $2.6 million for the three months ended April 4, 2014. There was no significant change in amortization of acquisition-related intangibles for the three months ended April 3, 2015 compared to the three months ended April 4, 2014.
Interest Expense, Net (“Interest Expense”). Interest expense was $9.2 million, or 8.5% of sales, for the three months ended April 3, 2015 and $6.9 million, or 5.7% of sales, for the three months ended April 4, 2014. The $2.3 million increase in interest expense for the three months ended April 3, 2015 compared to the three months ended April 4, 2014 was primarily due to the approximately $170.0 million increase in borrowings under the new term loan facility in connection with the April 7, 2014 debt restructuring, partially offset by the absence of the additional work week in the three months ended April 3, 2015.

Income Tax Expense. We recorded income tax expense of $0.8 million for the three months ended April 3, 2015 and income tax expense of $3.1 million for the three months ended April 4, 2014. The $0.8 million income tax expense for the three months ended April 3, 2015 included a $0.7 million income tax expense for an uncertain tax position as a result of an intercompany sale of assets and a year-to-date true-up of our estimated annual tax rate of 44% in the first quarter to 49% in the second quarter of fiscal year 2015 due to foreign tax credit limitations. The effective income tax rate of 35% for the three months ended April 4, 2014 was similar to our estimated fiscal year 2014 income tax rate of 36%. The increase in our estimated annual tax rate of 36% for fiscal year 2014 to 49% for fiscal year 2015 is primarily due to foreign tax credit limitations for fiscal year 2015.
Net (Loss) Income. Net loss was $0.9 million, or 0.8% of sales, for the three months ended April 3, 2015 compared to net income of $5.9 million, or 4.9% of sales, for the three months ended April 4, 2014. The $6.8 million decrease in net income was primarily due to lower gross profit from a less favorable mix of products and lower shipment volume, and higher interest expense due to the fiscal year 2014 debt restructuring, partially offset by lower income tax expense for the three months ended April 3, 2015.
EBITDA. EBITDA was $14.9 million, or 13.8% of sales, for the three months ended April 3, 2015 compared to $21.7 million, or 17.9% of sales, for the three months ended April 4, 2014. The $6.8 million decrease in EBITDA was primarily due to lower gross profit from a less favorable mix of products and lower shipment volume, partially offset by lower accruals for management incentive expense and Veritas management fees due to lower financial performance in the three months ended April 3, 2015.

Six Months Ended April 3, 2015 Compared to Six Months Ended April 4, 2014
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Six Months Ended				(Decrease) Increase
	April 3, 2015		April 4, 2014
	Amount	% of Sales	Amount	% of Sales
Sales	$218.6	100.0%	$245.0	100.0%	$(26.4)
Cost of sales (a)	157.1	71.9	175.4	71.6	(18.3)
Gross profit	61.5	28.1	69.7	28.4	(8.2)
Research and development	7.6	3.5	7.6	3.1	—
Selling and marketing	11.5	5.3	11.7	4.8	(0.2)
General and administrative	15.7	7.2	15.2	6.2	0.5
Amortization of acquisition-related intangibles	5.1	2.3	5.5	2.2	(0.4)
Operating income	21.7	9.9	29.7	12.1	(8.0)
Interest expense, net	18.2	8.3	14.1	5.8	4.1
Income before taxes	3.5	1.6	15.5	6.3	(12.0)
Income tax expense	1.4	0.6	6.5	2.7	(5.1)
Net income	$2.1	1.0%	$9.0	3.7%	$(6.9)
Other Data:
EBITDA (b)	$33.4	15.3%	$41.9	17.1%	$(8.5)

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for the six months ended April 4, 2014 includes $1.6 million of utilization of the net increase in cost basis of inventory that resulted from purchase accounting in connection with an acquisition.

(b)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that U.S. GAAP-based financial information for leveraged businesses, such as ours, should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

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

Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. When analyzing our performance, EBITDA should be considered in addition to, and not as a substitute for or superior to, comprehensive income, net income, operating income, cash flows from operating activities or other statements of income or statements of cash flows data prepared in accordance with GAAP.

For a reconciliation of Net Income to EBITDA, see Note 11, Segments, Geographic and Customer Information, of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the six months ended April 3, 2015, which included 26 weeks, and April 4, 2014, which included 27 weeks, are summarized as follows (dollars in millions):

	Six Months Ended
	April 3, 2015		April 4, 2014		Decrease
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$85.7	39%	$92.1	38%	$(6.4)	(7)%
Medical	36.3	17	37.7	15	(1.4)	(4)
Communications	78.9	36	95.8	39	(16.9)	(18)
Industrial	12.2	6	12.9	5	(0.7)	(5)
Scientific	5.5	2	6.5	3	(1.0)	(15)
Total	$218.6	100%	$245.0	100%	$(26.4)	(11)%

Sales of $218.6 million for the six months ended April 3, 2015 were $26.4 million, or approximately 11%, lower than sales of $245.0 million for the six months ended April 4, 2014. Explanations for the sales decrease by market for the six months ended April 3, 2015 compared to the six months ended April 4, 2014 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets decreased 7%, primarily as the result of lower sales to support certain radar applications, including a program with fluctuating annual demand levels and a shipboard program for which the initial production contract has been substantially completed, as well as lower sales for an airborne electronic warfare program that has been completed. This decrease was partially offset by increased sales of products to support Aegis radar systems and of radomes for an electronic warfare program.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 4% decrease in sales of our medical products in the six months ended April 3, 2015 was primarily due to a decrease in sales of products to support radiation therapy applications; sales of products to support MRI also decreased. Sales of products to support x-ray imaging applications increased.

•
Communications: Sales of our communications products consist of sales for commercial and military communications applications. The 18% decrease in sales in the communications market was primarily due to lower sales of products to support military communications applications, including advanced TCDL antenna products and satellite communications amplifier products. Sales of products to support commercial communications applications decreased, as well. An increase in sales of radomes for naval and airborne communications applications partially offset these decreases.

•
Industrial: Sales for our industrial market consist of sales to support a wide range of systems used for applications including material processing, instrumentation and testing. Sales in this market are cyclical and generally follow the state of the economy. The $0.7 million decrease in sales of industrial products in the six months ended April 3, 2015 was spread across several different industrial applications, including electromagnetic vulnerability testing, and was partially offset by an increase in sales to support cargo screening applications.

•
Scientific: Sales in the scientific market consist of sales of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Sales in this market are historically one-time projects and can fluctuate significantly from period to period. The $1.0 million decrease in scientific sales was the result of a decrease in sales for certain foreign accelerator programs.

Gross Profit. Gross profit was $61.5 million, or 28.1% of sales, for the six months ended April 3, 2015 compared to $69.7 million, or 28.4% of sales, for the six months ended April 4, 2014. The $8.2 million decrease in gross profit was primarily due to a less favorable mix of products and lower shipment volume for the six months ended April 3, 2015, partially offset by the absence of a $1.6 million charge for utilization of the net increase in cost basis of inventory acquired in the acquisition of Radant Technologies, Inc. (“Radant”) for the six months ended April 4, 2014, and the favorable impact from translation of Canadian costs due to the strength of the U.S. dollar for the six months ended April 3, 2015.
Research and Development. Research and development expenses were $7.6 million, or 3.5% of sales, for the six months ended April 3, 2015 and $7.6 million, or 3.1% of sales, for the six months ended April 4, 2014. There was no significant change in research and development expenses for the six months ended April 3, 2015 compared to the six months ended April 4, 2014.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Six Months Ended
	April 3, 2015	April 4, 2014
Company sponsored	7.6	7.6
Customer sponsored	4.3	5.0
	$11.9	$12.6

Customer-sponsored research and development represents non-recurring development costs incurred on customer sales contracts to develop new or improved products.
Selling and Marketing. Selling and marketing expenses were $11.5 million, or 5.3% of sales, for the six months ended April 3, 2015, and $11.7 million, or 4.8% of sales, for the six months ended April 4, 2014. There was no significant change in selling and marketing expenses for the six months ended April 3, 2015 compared to the six months ended April 4, 2014.
General and Administrative. General and administrative expenses were $15.7 million, or 7.2% of sales, for the six months ended April 3, 2015, and $15.2 million, or 6.2% of sales, for the six months ended April 4, 2014. The $0.5 million increase in general and administrative expenses was primarily due to acquisition evaluation expenses of $1.2 million and a $0.8 million increase in the fair value of the Radant contingent consideration liability, partially offset by lower accruals for management incentives and Veritas management fees, and the absence of the additional work week in the six months ended April 3, 2015.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $5.1 million for the six months ended April 3, 2015 and $5.5 million for the six months ended April 4, 2014. The $0.4 million decrease in amortization of acquisition-related intangibles was primarily due to the absence of the additional work week in the six months ended April 3, 2015.

Interest Expense, Net (“Interest Expense”). Interest expense was $18.2 million, or 8.3% of sales, for the six months ended April 3, 2015 and $14.1 million, or 5.8% of sales, for the six months ended April 4, 2014. The $4.1 million increase in interest expense for the six months ended April 3, 2015 compared to the six months ended April 4, 2014 was primarily due to the approximately $170.0 million increase in borrowings under the new term loan facility in connection with the April 7, 2014 debt restructuring, partially offset by the absence of the additional work week in the six months ended April 3, 2015.
Income Tax Expense. We recorded income tax expense of $1.4 million for the six months ended April 3, 2015 and income tax expense of $6.5 million for the six months ended April 4, 2014. The effective income tax rate for the six months ended April 3, 2015 was 39% and the effective income tax rate for the six months ended April 4, 2014 was 42%. The 39% tax rate for the six months ended April 3, 2015 was lower than our estimated fiscal year 2015 income tax rate of 49% primarily due to a $0.7 million tax benefit from a California income tax refund for prior year amended income tax returns and tax benefits of $0.2 million for a tax provision to tax return true-up for U.S. and Canada tax returns, partially offset by a $0.7 million income tax expense for an uncertain tax position as a result of an intercompany sale of assets. The 42% income tax rate for the six months ended April 4, 2014 was higher than our estimated fiscal year 2014 income tax rate of 36% primarily due to an increase in deferred tax liabilities due to an increase in the combined U.S. state income tax rate resulting from the Radant acquisition, non-deductible expenses related to the Radant acquisition, and a tax provision to tax return true-up from filing the Canadian tax returns. The increase in our estimated annual tax rate of 36% for fiscal year 2014 to 49% for fiscal year 2015 is primarily due to foreign tax credit limitations for fiscal year 2015.
Net Income. Net income was $2.1 million, or 1.0% of sales, for the six months ended April 3, 2015 compared to $9.0 million, or 3.7% of sales, for the six months ended April 4, 2014. The $6.9 million decrease in net income was primarily due to lower gross profit from a less favorable mix of products and lower shipment volume, higher interest expense due to the fiscal year 2014 debt restructuring, acquisition evaluation expenses of $1.2 million and a $0.8 million increase in the fair value of the Radant contingent consideration liability, partially offset by lower income tax expense and the favorable impact from translation of Canadian costs for the six months ended April 3, 2015 and the absence of a $1.6 million charge for utilization of the net increase in cost basis of inventory acquired in the Radant acquisition for the six months ended April 4, 2014.
EBITDA. EBITDA was $33.4 million, or 15.3% of sales, for the six months ended April 3, 2015 compared to $41.9 million, or 17.1% of sales, for the six months ended April 4, 2014. The $8.5 million decrease in EBITDA was primarily due to lower gross profit from a less favorable mix of products and lower shipment volume, acquisition evaluation expenses of $1.2 million and a $0.8 million increase in the fair value of the Radant contingent consideration liability, partially offset by the favorable impact from translation of Canadian costs for the six months ended April 3, 2015 and the absence of a $1.6 million charge for utilization of the net increase in cost basis of inventory acquired in the Radant acquisition.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	April 3, 2015	October 3, 2014
Cash and cash equivalents	$48.3	$50.6
Working capital	$128.5	$128.2

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.6 million as of April 3, 2015, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of April 3, 2015, excluding approximately $5.0 million of outstanding letters of credit, our total indebtedness was $521.9 million before the total unamortized debt discount of $4.6 million. We also had an additional $25.0 million available for borrowing under our revolving credit facility as of April 3, 2015. Our liquidity requirements are significant, primarily due to debt service requirements. For the three and six months ended April 3, 2015, our interest expense exclusive of debt issue costs and discount amortization was $8.1 million and $16.2 million, respectively, and our cash interest paid was $12.7 million and $16.2 million, respectively. With the increase in the amount of our indebtedness and the increase in the interest rate on the Senior Notes resulting from our April 2014 debt refinancing transaction, we expect interest expense in fiscal year 2015 to increase compared to fiscal year 2014.

As of April 3, 2015, we were in compliance with the covenants under the agreements governing our senior credit facilities and the indentures governing the Senior Notes.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Six Months Ended
	April 3, 2015	April 4, 2014
Net cash provided by operating activities	$2.3	$20.2
Net cash used in investing activities	(3.1)	(40.0)
Net cash used in financing activities	(1.6)	(5.5)
Net decrease in cash and cash equivalents	$(2.4)	$(25.3)
Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $2.3 million in the six months ended April 3, 2015 was attributable to net income of $2.1 million and depreciation, amortization and other non-cash charges of $14.0 million, largely offset by net cash used in working capital of $13.8 million. The primary uses of cash for working capital during the six months ended April 3, 2015 were an increase in inventories and accounts receivable, as well as a decrease in accrued expenses and advance payments from customers. Accounts receivable increased due to the timing of sales and cash collections, and inventories increased in anticipation of fulfilling certain customer orders. Accrued expenses decreased primarily as a result of a timing difference in the payment of various professional service fees and payment of management bonuses and other employee incentives. The decrease in advance payments from customers was primarily due to timing differences in billing and receipt of contract advances.

Net cash provided by operating activities of $20.2 million in the six months ended April 4, 2014 was attributable to net income of $9.0 million and depreciation, amortization and other non-cash charges of $14.5 million, partially offset by net cash used in working capital of $3.3 million. The primary uses of cash for working capital during the six months ended April 4, 2014 were a decrease in accrued expenses and accounts payable, and an increase in inventories. Accrued expenses and accounts payable decreased primarily as a result of a timing difference in the payment of various professional service fees and payment of management bonuses and other employee incentives. Inventories increased to support increased orders and anticipated sales activity in succeeding fiscal quarters. The aforementioned uses of working capital were partially offset by the improved collection of accounts receivable and a decrease in prepaid income taxes resulting from the timing of tax payments and tax liability estimates.

Investing Activities

Investing activities for the six months ended April 3, 2015 comprised capital expenditures of $3.1 million. Investing activities for the six months ended April 4, 2014 comprised payment of $36.9 million made for the purchase of the outstanding stock of Radant and capital expenditures of $3.1 million.

Financing Activities

Financing activities for the six months ended April 3, 2015 and April 4, 2014 comprised repayment of borrowings under CPII’s new and prior term loan facilities of $1.6 million and $5.5 million, respectively.

Contractual Obligations

The following table summarizes our significant contractual obligations and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2015 (remaining six months)	2016-2017	2018-2019	Thereafter
Operating leases	$9,546	$1,304	$4,006	$1,881	$2,355
Purchase commitments	45,298	34,644	10,654	—	—
Debt obligations	521,900	1,550	6,200	514,150	—
Interest on debt obligations	90,990	16,144	64,376	10,470	—
Uncertain tax positions, including interest	1,100	—	1,100	—	—
Total cash obligations	$668,834	$53,642	$86,336	$526,501	$2,355
Standby letters of credit	$5,027	$5,027

The above table assumes (i) that the respective debt instruments will be outstanding until their scheduled maturity dates, (ii) a debt level based on mandatory repayments according to the contractual amortization schedule of our new senior credit facilities, and (iii) that interest rates in effect on April 3, 2015 remain constant for future periods. The above table excludes (i) any optional and excess cash flow prepayments on our new term loan facility, and (ii) the effect of our contractual right to repay or refinance the Senior Notes by November 17, 2017, which would extend the maturity date for the term loan facility from November 2017 to April 2021. Also excluded from the above table is the contingent additional consideration relating to our purchase of all of the outstanding stock of Radant in October 2013. In connection with, and as part of the consideration for, the acquisition, we may be required to pay the previous owners of Radant future consideration of up to $10.0 million contingent upon the achievement of certain financial targets by Radant over the two years following the date of acquisition. See Note 4, Financial Instruments, to the accompanying unaudited condensed consolidated financial statements for information regarding the contingent consideration.

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

As of April 3, 2015, there were no material changes to the contractual obligations not mentioned in the above table from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2014 filed with Securities and Exchange Commission.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for the three and six months ended April 3, 2015 were $1.4 million and $3.1 million, respectively. For fiscal year 2015, ongoing capital expenditures are expected to be approximately $7.0 million to $8.0 million and to be funded by cash flows from operating activities.

Recent Accounting Pronouncements

See Note 2, Recently Issued Accounting Standards, to the accompanying unaudited condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of April 3, 2015, we had (i) fixed-rate senior notes of $215.0 million due in 2018, bearing interest at 8.75% per year, and (ii) under our senior secured credit facilities, a variable–rate term loan of $306.2 million (net of $0.7 million unamortized original issue discount). Our variable rate debt is subject to changes in the LIBOR rate. As of April 3, 2015, the variable interest rate on the term loan under our senior secured credit facilities was 4.25%.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At April 3, 2015, the fair value of foreign currency forward contracts comprised short- and long-term liabilities of $2.4 million (accrued expenses) and $0.1 million (other long-term liabilities), respectively. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive loss in the condensed consolidated balance sheets. At April 3, 2015, the unrealized loss, net of tax of $0.8 million, was $2.3 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next seven fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive (loss) income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive (loss) income. No ineffective amounts were recognized due to anticipated transactions failing to occur for the three and six months ended April 3, 2015.

As of April 3, 2015, we had entered into Canadian dollar forward contracts for nominal values of approximately $40.1 million (Canadian dollars), or approximately 49% of estimated Canadian dollar denominated expenses for April 2015 through September 2016, at an average rate of approximately 0.85 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

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

CPI INTERNATIONAL HOLDING CORP.

Dated:	May 12, 2015	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)