Form 10-Q
period 2015-07-03
CPI International Holding Corp.
filed 2015-08-11
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2015
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
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of August 11, 2015, 1,110 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, are outstanding and are not publicly traded.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	July 3, 2015	October 3, 2014
Assets
Current assets:
Cash and cash equivalents	$61,284	$50,617
Restricted cash	1,663	1,798
Accounts receivable, net	44,972	43,920
Inventories	98,883	97,156
Deferred tax assets	8,390	8,070
Prepaid and other current assets	7,919	7,960
Total current assets	223,111	209,521
Property, plant, and equipment, net	71,981	76,659
Deferred debt issue costs, net	10,636	12,557
Intangible assets, net	240,467	248,838
Goodwill	198,881	197,681
Other long-term assets	537	1,072
Total assets	$745,613	$746,328

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,100	$3,100
Accounts payable	23,857	25,565
Accrued expenses	41,649	31,328
Product warranty	4,869	4,863
Income taxes payable	412	1,048
Advance payments from customers	15,275	15,448
Total current liabilities	89,162	81,352
Deferred income taxes, non-current	92,652	94,835
Long-term debt, less current portion	513,774	514,938
Other long-term liabilities	4,500	13,059
Total liabilities	700,088	704,184
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	26,326	25,589
Accumulated other comprehensive loss	(1,341)	(653)
Retained earnings	20,540	17,208
Total stockholders’ equity	45,525	42,144
Total liabilities and stockholders’ equity	$745,613	$746,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands – unaudited)

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Sales	$109,645	$119,413	$328,283	$364,451
Cost of sales, including $0, $0, $0 and $1,539 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	79,831	83,502	236,978	258,875
Gross profit	29,814	35,911	91,305	105,576
Operating costs and expenses:
Research and development	3,813	4,069	11,370	11,686
Selling and marketing	5,518	5,911	17,018	17,655
General and administrative	7,572	7,754	23,234	22,927
Amortization of acquisition-related intangible assets	2,546	2,420	7,637	7,898
Total operating costs and expenses	19,449	20,154	59,259	60,166
Operating income	10,365	15,757	32,046	45,410
Interest expense, net	9,119	9,018	27,312	23,140
Loss on debt restructuring	—	7,235	—	7,235
Income (loss) before income taxes	1,246	(496)	4,734	15,035
Income tax expense (benefit)	27	(3,966)	1,402	2,524
Net income	1,219	3,470	3,332	12,511

Other comprehensive income (loss), net of tax
Unrealized income (loss) on cash flow hedges, net of tax	876	1,046	(688)	(42)
Total other comprehensive income (loss), net of tax	876	1,046	(688)	(42)
Comprehensive income	$2,095	$4,516	$2,644	$12,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Nine Months Ended
	July 3, 2015	July 4, 2014
Cash flows from operating activities
Net cash provided by operating activities	$17,687	$39,641

Cash flows from investing activities
Capital expenditures	(4,695)	(4,596)
Acquisition, net of cash acquired	—	(36,776)
Net cash used in investing activities	(4,695)	(41,372)

Cash flows from financing activities
Borrowings under Term Loan	—	309,225
Payment of debt issue costs	—	(8,734)
Payment of debt modification costs	—	(5,365)
Repayment of borrowings under previous term loan facility	—	(144,175)
Repayment of borrowings under Term Loan	(2,325)	(775)
Dividends paid	—	(175,000)
Net cash used in financing activities	(2,325)	(24,824)

Net increase (decrease) in cash and cash equivalents	10,667	(26,555)
Cash and cash equivalents at beginning of period	50,617	67,051
Cash and cash equivalents at end of period	$61,284	$40,496

Supplemental cash flow disclosures
Cash paid for interest	$19,531	$15,707
Cash paid for income taxes, net of refunds	$4,311	$6,827
Decrease in accrued capital expenditures	$9	$360

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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2015 and 2014 comprise the 52- and 53-week periods ending October 2, 2015 and October 3, 2014, respectively. Each of the three months ended July 3, 2015 and July 4, 2014 included 13 weeks. The nine months ended July 3, 2015 and July 4, 2014 included 39 and 40 weeks, respectively. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of July 3, 2015 and for the three and nine months ended July 3, 2015 and July 4, 2014 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2014 filed with the Securities and Exchange Commission on December 11, 2014. The condensed consolidated balance sheet as of October 3, 2014 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended July 3, 2015 are not necessarily indicative of results to be expected for the full year.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Immaterial Correction of Previously Provided Financial Information

In the first quarter of fiscal year 2015, the Company identified three computational errors: (i) a $0.7 million overstatement of deferred tax assets associated with the Company’s acquisition of its Malibu Division (“Malibu”) in fiscal year 2008, (ii) a $0.9 million balance sheet misclassification between non-current deferred revenue and current advanced payments from customers in fiscal year 2014, and (iii) a $0.5 million understatement of deferred revenue associated with the Company’s acquisition of Radant Technologies, Inc. (“Radant”) in fiscal year 2014. The Company corrected the errors in the first quarter of fiscal year 2015 by (i) releasing the deferred tax asset, which is recorded as part of deferred income taxes, non-current, and recognizing additional goodwill associated with the Malibu acquisition of $0.7 million, (ii) appropriately reclassifying $0.9 million from non-current deferred revenue, which is recorded as part of other long-term liabilities, to current advance payment from customers, and (iii) increasing current deferred revenue, which is recorded as part of accrued liabilities, and goodwill associated with the Radant acquisition by $0.5 million. The correction of the misstatements is reflected within the condensed consolidated balance sheet as of July 3, 2015.

The original misstatements had no impact on the consolidated statement of comprehensive income or the consolidated statement of cash flows for any prior period, and the correction of the misstatements had no impact on the condensed consolidated statements of comprehensive income or the condensed consolidated statement of cash flows in the nine months ended July 3, 2015. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of these errors for each of the prior quarterly and annual periods that were affected and determined that the errors were not material to any of the prior periods. Additionally, the Company concluded that the cumulative impact of the errors did not have a material impact on its financial results for the nine months ended July 3, 2015 or its projected results for fiscal year 2015.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that provides a single model for revenue arising from contracts with customers. This accounting standard update, which will supersede current revenue recognition guidance, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of this accounting standard update. This accounting standard update is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2019. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact the adoption will have on its consolidated results of operations, financial position or cash flows and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

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

3.	Supplemental Financial Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts as follows:

	July 3, 2015	October 3, 2014
Accounts receivable	$45,579	$43,942
Less: Allowance for doubtful accounts	(607)	(22)
Accounts receivable, net	$44,972	$43,920

The increase in the Company’s allowance for doubtful accounts was due to a collection issue with a customer in Europe.

Inventories: The following table provides details of inventories:

	July 3, 2015	October 3, 2014
Raw materials and parts	$51,051	$48,958
Work in process	33,997	33,649
Finished goods	13,835	14,549
Total inventories	$98,883	$97,156

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Reserve for loss contracts: The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Balance at beginning of period	$5,347	$5,329	$5,008	$4,992
Provision for loss contracts, charged to cost of sales	336	329	908	1,206
Credit to cost of sales upon revenue recognition	(4,400)	(41)	(4,633)	(581)
Balance at end of period	$1,283	$5,617	$1,283	$5,617

The reduction in reserve for loss contracts in the three and nine months ended July 3, 2015 was primarily due to completion of certain contractual obligations.

At the end of each period presented above, reserve for loss contracts was reported in the condensed consolidated balance sheet in the following accounts:

	July 3, 2015	July 4, 2014
Inventories	$1,283	$5,535
Accrued expenses	—	82
Total reserves for loss contracts	$1,283	$5,617

 Goodwill:    The following table sets forth goodwill by reportable segment:

	July 3, 2015	October 3, 2014
RF products	$147,008	$146,505
Satcom equipment	39,715	39,715
Other	12,158	11,461
Total goodwill	$198,881	$197,681

The increase of $0.5 million and $0.7 million in goodwill for RF products and Other segments, respectively, resulted from correction of certain computational errors on previously provided financial information as described in Note 1, The Company and a Summary of its Significant Accounting Policies.

Product Warranty: The following table summarizes the activity related to product warranty:

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Beginning accrued warranty	$4,553	$4,790	$4,863	$4,706
Actual costs of warranty claims	(1,342)	(1,193)	(3,751)	(3,516)
Estimates for product warranty, charged to cost of sales	1,658	1,198	3,757	3,605
Ending accrued warranty	$4,869	$4,795	$4,869	$4,795

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, derivative instruments and contingent consideration. The following tables set forth financial instruments carried at fair value by level of fair value hierarchy:

		Fair Value Measurements at July 3, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$47,367	$47,367	$—	$—
Mutual funds[2]	300	300	—	—
Total assets at fair value	$47,667	$47,667	$—	$—

Liabilities:
Foreign exchange forward derivatives[3]	$1,385	$—	$1,385	$—
Contingent consideration liability[4]	9,400	—	—	9,400
Total liabilities at fair value	$10,785	$—	$1,385	$9,400

[1]	The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
[2]	The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
[3]
The short- and long-term portions of the liability position of foreign currency derivatives are classified as part of accrued expenses and other long-term liabilities, respectively, in the condensed consolidated balance sheet.

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

See Note 6, Derivative Instruments and Hedging Activities, for information regarding the Company’s derivative instruments.

Contingent Consideration

In connection with, and as part of the consideration for, the October 2013 purchase of all of the outstanding stock of Radant, the Company will be obligated to make a maximum of $10.0 million in potential additional payments if certain financial targets are achieved by Radant over the two years following the acquisition. These potential earn-out payments are considered contingent consideration. The fair value of the contingent consideration is based on a probability-weighted calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. Key assumptions include a discount rate of 14%, which the Company believes to reflect market participant assumptions, and a probability-adjusted level of Radant’s earnings before net interest expense, provision for income taxes and depreciation and amortization (“EBITDA”) in aggregate for the two years following the acquisition. As of July 3, 2015, the Company assessed that it was virtually certain that Radant will achieve the financial targets giving rise to the earn-out payment at end of December 2015. The fair value of contingent consideration was, therefore, calculated as $10.0 million discounted to present value.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table summarizes the activity related to contingent consideration during the periods presented:

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Balance at beginning of period	$8,700	$4,600	$7,600	$—
Contingent consideration from Radant acquisition	—	—	—	4,300
Change in fair value included in earnings	700	300	1,800	600
Balance at end of period	$9,400	$4,900	$9,400	$4,900

The change in fair value of the contingent consideration since the date of Radant acquisition was primarily due to the passage of time and subsequent adjustments in the probability assumptions regarding Radant’s future EBITDA. Other assumptions used for determining the estimated fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity. The estimated fair value of the Company’s long-term debt as of July 3, 2015 and October 3, 2014 using Level 2 fair value inputs was $521.3 million as of each date compared to the carrying value of $516.9 million and $518.0 million, respectively.

5.	Long-term Debt

The Company’s long-term debt comprises the following as of the dates presented:

	July 3, 2015	October 3, 2014
Term Loan, net of issue discount of $652 and $726	$305,473	$307,724
Senior Notes, net of issue discount of $3,599 and $4,686	211,401	210,314
	516,874	518,038
Less: Current portion	3,100	3,100
Long-term portion	$513,774	$514,938

Standby letters of credit secured by Revolver	$5,614	$3,468

Senior Secured Credit Facilities

On April 7, 2014, CPII entered into new senior secured credit facilities (“Senior Credit Facilities”), which provide for (i) Term B Loans in an aggregate principal amount of $310.0 million (“Term Loan”), and (ii) a $30.0 million revolving credit facility (“Revolver”), with sub-limits for letters of credit and swingline loans. CPII immediately borrowed the entire $310.0 million available under the Term Loan. The revolving credit facility was undrawn at July 3, 2015 (other than for approximately $5.6 million of outstanding letters of credit).

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

Borrowings under the Senior Credit Facilities bear interest, at CPII’s option, at a rate equal to a margin over either (i) a LIBOR rate or (ii) a base rate. LIBOR and base rate borrowings under the Term Loan are subject to a 1.00% and 2.00% “floor,” respectively. As of July 3, 2015, the variable interest rate on the term loan was 4.25%. The Senior Secured Credit Facilities are subject to amortization and prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Debt Maturities:    As of July 3, 2015, maturities on long-term debt were as follows:

Fiscal Year	Term Loan	Senior Notes	Total
2015 (remaining three months)	$775	$—	$775
2016	3,100	—	3,100
2017	3,100	—	3,100
2018	299,150	215,000	514,150
2019	—	—	—
Thereafter	—	—	—
	$306,125	$215,000	$521,125

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
Covenants

As of July 3, 2015, the Company was in compliance with the covenants under the agreements governing CPII’s new Senior Credit Facilities and the indentures governing the Senior Notes.

Deferred Debt Issuance Costs

CPII incurred debt issuance costs, excluding issue discount, of $8.7 million associated with its new Senior Credit Facilities and $8.0 million associated with the Senior Notes. As of July 3, 2015, the unamortized deferred debt issuance costs related to CPII’s debt were $10.6 million, net of $6.1 million accumulated amortization. As of October 3, 2014, the unamortized deferred debt issuance costs related to CPII’s prior senior credit facilities and the Senior Notes were $12.6 million, net of $4.2 million accumulated amortization.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company’s Canadian dollar forward contracts in effect as of July 3, 2015 have durations of three to 19 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive loss in the condensed consolidated balance sheets. At July 3, 2015, the unrealized loss, net of tax of $0.5 million, was $1.4 million. At October 3, 2014, the unrealized loss, net of tax of $0.3 million, was $0.8 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next six fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to hedge ineffectiveness in the three and nine months ended July 3, 2015 and July 4, 2014.

As of July 3, 2015, the Company had entered into Canadian dollar forward contracts for nominal values of approximately $50.1 million (Canadian dollars), or approximately 73% of estimated Canadian dollar denominated expenses for July 2015 through September 2016, at an average rate of approximately 0.82 U.S. dollars to one Canadian dollar.

The aggregate fair value of all derivative instruments designated as cash flow hedges were in a liability position on July 3, 2015 and October 3, 2014 as shown in the following table:

	Liability Derivatives
		Fair Value
	Balance Sheet Location	July 3, 2015	October 3, 2014
Derivative designated as hedging instruments
Forward contracts	Accrued expenses	$1,321	$759
Forward contracts	Other long-term liabilities	64	—
Total derivative designated as hedging instruments		$1,385	$759

As of July 3, 2015 and October 3, 2014, the Company had no derivative instruments that were classified as non-hedging instruments. The Company’s derivatives are reported on a gross basis. The Company has no master netting arrangements with its derivative counterparties that would allow for net settlement.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of comprehensive income for the periods of fiscal years 2015 and 2014 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Loss Reclassified from Accumulated OCI into Income (Effective Portion)			(Loss) Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)
			Location	Amount		Location	Amount
	Three Months Ended			Three Months Ended			Three Months Ended
	July 3, 2015	July 4, 2014		July 3, 2015	July 4, 2014		July 3, 2015	July 4, 2014
Forward contracts	$71	$898	Cost of sales	$(928)	$(443)	General and administrative(a)	$(4)	$61
			Research and development	(86)	(27)
			Selling and marketing	(37)	(12)
			General and administrative	(44)	(14)
Total	$71	$898		$(1,095)	$(496)		$(4)	$61

(a)The amount recognized in income for each period presented represents a (loss) gain related to the amount excluded from the assessment of hedge effectiveness.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)
			Location	Amount		Location	Amount
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	July 3, 2015	July 4, 2014		July 3, 2015	July 4, 2014		July 3, 2015	July 4, 2014
Forward contracts	$(2,752)	$(1,234)	Cost of sales	$(1,455)	$(963)	General and administrative(b)	$83	$180
			Research and development	(194)	(109)
			Selling and marketing	(85)	(48)
			General and administrative	(100)	(57)
Total	$(2,752)	$(1,234)		$(1,834)	$(1,177)		$83	$180

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

A former major stockholder of Radant, which was acquired in October 2013, was retained by the Company to serve as president of the division (the “Radant president”). In connection with, and as part of the consideration for, the Radant acquisition, the Company will be obligated to make a maximum of $10.0 million in potential additional payments to the former stockholders of Radant, including the Radant president and certain of his relatives, if certain financial targets are achieved by Radant over the two years following the acquisition. Also in connection with the Radant acquisition, the Company has entered into a lease agreement for a property in Stow, Massachusetts, that contains a manufacturing plant and office facilities owned by a company controlled by the Radant president. The Company records rent expense for the Stow lease on an arm’s length basis. The Company recorded a rent expense for such lease of $0.1 million for each of the three months ended July 3, 2015 and July 4, 2014 and $0.3 million for each of the nine months ended July 3, 2015 and July 4, 2014.

9.	Income Taxes

The condensed consolidated statements of comprehensive income reflect the following income tax expense:

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Income (loss) before income taxes	$1,246	$(496)	$4,734	$15,035
Income tax expense (benefit)	$27	$(3,966)	$1,402	$2,524
Effective income tax rate	2.2%	799.6%	29.6%	16.8%

The Company’s 2.2% effective tax rate for the three months ended July 3, 2015 differs from the federal statutory rate of 35.0% primarily due to tax benefits from a change in state income apportionment, partially offset by foreign tax credit limitations. The Company’s 799.6% effective tax rate for the three months ended July 4, 2014 differs from the federal statutory rate of 35.0% primarily due to income tax benefits from the expiration of the statute of limitations for an unrecognized tax benefit and the provision to tax return true-up resulting from filing the U.S. fiscal year 2013 income tax return.

The Company’s 29.6% effective tax rate for the nine months ended July 3, 2015 differs from the federal statutory rate of 35.0% primarily due to tax benefits from a change in state income apportionment and a California income tax refund for prior year amended income tax returns, partially offset by foreign tax credit limitations and income tax expense for an uncertain tax position as a result of an intercompany sale of assets. The Company’s 16.8% effective tax rate for the nine months ended July 4, 2014 differs from the federal statutory rate of 35.0% primarily due to income tax benefits from the expiration of the statute of limitations for an unrecognized tax benefit and the provision to tax return true-up resulting from filing the U.S. fiscal year 2013 income tax return.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The total liability for gross unrecognized tax benefits was $3.0 million at July 3, 2015 and $4.3 million at July 4, 2014. For the three months ended July 3, 2015, the total liability for gross unrecognized tax benefits decreased by $0.1 million primarily due to the expiration of the statute of limitations. For the nine months ended July 3, 2015, the total liability for gross unrecognized tax benefits decreased by $1.7 million primarily due to settlement of the Company’s California tax audit for fiscal years 2005 through 2007, partially offset by an uncertain tax position as a result of an intercompany sale of assets. The total liability for gross unrecognized tax benefits, if recognized, would reduce the effective tax rate on income from continuing operations. The Company believes that it is reasonably possible that, in the next 12 months, the total amount of unrecognized tax benefits related to the resolution of federal, state and foreign matters could be reduced by $0.1 million as statutes expire and tax payments are made.

10.	Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss in the condensed consolidated balance sheets:

	July 3, 2015	October 3, 2014
Unrealized loss on cash flow hedges, net of tax of $(481) and $(251), respectively	$(1,441)	$(753)
Unrealized actuarial gain and prior service credit for pension liability, net of tax of $33 and $33, respectively	100	100
Accumulated other comprehensive loss	$(1,341)	$(653)
The following tables provide changes in accumulated other comprehensive loss, net of tax, reported in the Company’s condensed consolidated balance sheets for the three and nine months ended July 3, 2015 and July 4, 2014 (amounts in parentheses indicate debits):

	Three Months Ended
	July 3, 2015			July 4, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(2,317)	$100	$(2,217)	$(1,096)	$94	$(1,002)
Other comprehensive income before reclassifications	54	—	54	674	—	674
Amounts reclassified from accumulated other comprehensive loss or income	822	—	822	372	—	372
Net current-period other comprehensive income	876	—	876	1,046	—	1,046
Balance at end of period	$(1,441)	$100	$(1,341)	$(50)	$94	$44

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

	Nine Months Ended
	July 3, 2015			July 4, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(753)	$100	$(653)	$(8)	$94	$86
Other comprehensive loss before reclassifications	(2,064)	—	(2,064)	(925)	—	(925)
Amounts reclassified from accumulated other comprehensive loss or income	1,376	—	1,376	883	—	883
Net current-period other comprehensive loss	(688)	—	(688)	(42)	—	(42)
Balance at end of period	$(1,441)	$100	$(1,341)	$(50)	$94	$44

The following table provides the gross amount reclassified from accumulated other comprehensive loss and the corresponding amount of tax relating to losses on cash flow hedges for the three and nine months ended July 3, 2015 and July 4, 2014 (amounts in parentheses indicate debits):

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Amounts reclassified from accumulated other comprehensive loss	$1,095	$496	$1,834	$1,177
Less: tax	(273)	(124)	(458)	(294)
Amounts reclassified from accumulated other comprehensive loss, net of tax	$822	$372	$1,376	$883

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Sales from external customers
RF products	$82,867	$90,995	$251,101	$269,459
Satcom equipment	20,475	21,254	59,762	69,997
Other	6,303	7,164	17,420	24,995
	$109,645	$119,413	$328,283	$364,451
Intersegment product transfers
RF products	$3,652	$5,098	$14,958	$17,309
Satcom equipment	6	20	24	30
	$3,658	$5,118	$14,982	$17,339
Capital expenditures[a]
RF products	$974	$938	$3,703	$3,354
Satcom equipment	57	25	188	211
Other	537	387	795	671
	$1,568	$1,350	$4,686	$4,236
EBITDA
RF products	$17,351	$22,475	$53,376	$63,604
Satcom equipment	2,211	1,934	6,293	6,797
Other	(3,385)	(10,066)	(10,083)	(14,170)
	$16,177	$14,343	$49,586	$56,231

[a] Capital expenditures incurred on an accrual basis.

	July 3, 2015	October 3, 2014
Total assets
RF products	$513,155	$517,108
Satcom equipment	110,189	110,691
Other	122,269	118,529
	$745,613	$746,328

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

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Operating income
RF products	$15,064	$20,094	$46,425	$56,809
Satcom equipment	1,951	1,666	5,504	5,930
Other	(6,650)	(6,003)	(19,883)	(17,329)
	$10,365	$15,757	$32,046	$45,410

The following table reconciles net income to EBITDA:

	Three Months Ended		Nine Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Net income	$1,219	$3,470	$3,332	$12,511
Depreciation and amortization	5,812	5,821	17,540	18,056
Interest expense, net	9,119	9,018	27,312	23,140
Income tax expense (benefit)	27	(3,966)	1,402	2,524
EBITDA	$16,177	$14,343	$49,586	$56,231

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of July 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$52,298	$8,986	$—	$61,284
Restricted cash	—	—	1,585	78	—	1,663
Accounts receivable, net	—	—	29,180	15,792	—	44,972
Inventories	—	—	72,032	27,569	(718)	98,883
Deferred tax assets	—	—	7,355	1,035	—	8,390
Intercompany receivable	—	—	88,995	9,904	(98,899)	—
Prepaid and other current assets	—	81	5,716	1,872	250	7,919
Total current assets	—	81	257,161	65,236	(99,367)	223,111
Property, plant and equipment, net	—	—	57,600	14,381	—	71,981
Deferred debt issue costs, net	—	10,636	—	—	—	10,636
Intangible assets, net	—	—	163,853	76,614	—	240,467
Goodwill	—	—	110,728	88,153	—	198,881
Other long-term assets	—	—	520	17	—	537
Investment in subsidiaries	46,222	761,567	25,996	—	(833,785)	—
Total assets	$46,222	$772,284	$615,858	$244,401	$(933,152)	$745,613
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	—	—	16,211	7,646	—	23,857
Accrued expenses	697	7,709	25,745	7,555	(57)	41,649
Product warranty	—	—	2,530	2,339	—	4,869
Income taxes payable	—	—	95	317	—	412
Advance payments from customers	—	—	12,314	2,961	—	15,275
Intercompany payable	—	5,353	—	—	(5,353)	—
Total current liabilities	697	16,162	56,895	20,818	(5,410)	89,162
Deferred income taxes, non-current	—	—	71,240	21,412	—	92,652
Long-term debt, less current portion	—	513,774	—	—	—	513,774
Other long-term liabilities	—	—	3,350	1,150	—	4,500
Total liabilities	697	529,936	131,485	43,380	(5,410)	700,088
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	377,055	174,286	(762,441)	—
Equity investment in subsidiary	(1,341)	(1,341)	9,377	—	(6,695)	—
Additional paid-in capital	26,326	—	—	—	—	26,326
Accumulated other comprehensive loss	—	—	—	(1,341)	—	(1,341)
Retained earnings	20,540	32,589	97,941	28,076	(158,606)	20,540
Total stockholders’ equity	45,525	242,348	484,373	201,021	(927,742)	45,525
Total liabilities and stockholders’ equity	$46,222	$772,284	$615,858	$244,401	$(933,152)	$745,613

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended July 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$83,729	$38,630	$(12,714)	$109,645
Cost of sales	—	—	62,536	29,823	(12,528)	79,831
Gross profit	—	—	21,193	8,807	(186)	29,814
Operating costs and expenses:
Research and development	—	—	1,474	2,339	—	3,813
Selling and marketing	—	—	3,449	2,327	(258)	5,518
General and administrative	586	351	5,465	1,167	3	7,572
Amortization of acquisition-related intangible assets	—	—	1,527	1,019	—	2,546
Total operating costs and expenses	586	351	11,915	6,852	(255)	19,449
Operating (loss) income	(586)	(351)	9,278	1,955	69	10,365
Interest expense (income), net	—	9,122	2	(5)	—	9,119
(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(586)	(9,473)	9,276	1,960	69	1,246
Income tax (benefit) expense	(209)	(3,599)	3,672	137	26	27
Equity in income of subsidiaries	1,596	7,470	473	—	(9,539)	—
Net income	1,219	1,596	6,077	1,823	(9,496)	1,219
Equity in other comprehensive income of subsidiaries, net of tax	876	876	—	—	(1,752)	—
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax	—	—	—	876	—	876
Total other comprehensive income, net of tax	—	—	—	876	—	876
Comprehensive income	$2,095	$2,472	$6,077	$2,699	$(11,248)	$2,095

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended July 4, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$95,912	$40,823	$(17,322)	$119,413
Cost of sales	—	—	68,643	31,557	(16,698)	83,502
Gross profit	—	—	27,269	9,266	(624)	35,911
Operating costs and expenses:
Research and development	—	—	1,960	2,109	—	4,069
Selling and marketing	—	—	3,624	2,803	(516)	5,911
General and administrative	711	150	5,126	1,585	182	7,754
Amortization of acquisition-related intangible assets	—	—	1,401	1,019	—	2,420
Total operating costs and expenses	711	150	12,111	7,516	(334)	20,154
Operating (loss) income	(711)	(150)	15,158	1,750	(290)	15,757
Interest expense (income), net	—	9,018	2	(2)	—	9,018
Loss on debt restructuring	—	7,235	—	—	—	7,235
(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(711)	(16,403)	15,156	1,752	(290)	(496)
Income tax (benefit) expense	(249)	(6,231)	1,784	840	(110)	(3,966)
Equity in income of subsidiaries	3,932	14,104	451	—	(18,487)	—
Net income	3,470	3,932	13,823	912	(18,667)	3,470
Equity in other comprehensive income of subsidiaries, net of tax	1,046	1,046	—	—	(2,092)	—
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax	—	—	—	1,046	—	1,046
Total other comprehensive income, net of tax	—	—	—	1,046	—	1,046
Comprehensive income	$4,516	$4,978	$13,823	$1,958	$(20,759)	$4,516

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended July 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$253,531	$122,284	$(47,532)	$328,283
Cost of sales	—	—	188,915	94,447	(46,384)	236,978
Gross profit	—	—	64,616	27,837	(1,148)	91,305
Operating costs and expenses:
Research and development	—	—	5,178	6,192	—	11,370
Selling and marketing	—	—	10,294	7,697	(973)	17,018
General and administrative	1,748	1,657	16,712	3,114	3	23,234
Amortization of acquisition-related intangible assets	—	—	4,586	3,051	—	7,637
Total operating costs and expenses	1,748	1,657	36,770	20,054	(970)	59,259
Operating (loss) income	(1,748)	(1,657)	27,846	7,783	(178)	32,046
Interest expense (income), net	—	27,311	6	(5)	—	27,312
(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(1,748)	(28,968)	27,840	7,788	(178)	4,734
Income tax (benefit) expense	(664)	(11,009)	12,357	786	(68)	1,402
Equity in income of subsidiaries	4,416	22,375	906	—	(27,697)	—
Net income	3,332	4,416	16,389	7,002	(27,807)	3,332
Equity in other comprehensive loss of subsidiaries	(688)	(688)	—	—	1,376	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(688)	—	(688)
Total other comprehensive loss, net of tax	—	—	—	(688)	—	(688)
Comprehensive income	$2,644	$3,728	$16,389	$6,314	$(26,431)	$2,644

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended July 4, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$281,196	$135,149	$(51,894)	$364,451
Cost of sales	—	—	205,711	103,775	(50,611)	258,875
Gross profit	—	—	75,485	31,374	(1,283)	105,576
Operating costs and expenses:
Research and development	—	—	4,808	6,878	—	11,686
Selling and marketing	—	—	10,398	8,531	(1,274)	17,655
General and administrative	2,299	567	15,927	3,948	186	22,927
Amortization of acquisition-related intangible assets	—	—	4,842	3,056	—	7,898
Total operating costs and expenses	2,299	567	35,975	22,413	(1,088)	60,166
Operating (loss) income	(2,299)	(567)	39,510	8,961	(195)	45,410
Interest expense (income), net	—	23,139	6	(5)	—	23,140
Loss on debt restructuring	—	7,235	—	—	—	7,235
(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(2,299)	(30,941)	39,504	8,966	(195)	15,035
Income tax (benefit) expense	(853)	(11,757)	13,231	1,977	(74)	2,524
Equity in income of subsidiaries	13,957	33,141	829	—	(47,927)	—
Net income	12,511	13,957	27,102	6,989	(48,048)	12,511
Equity in other comprehensive loss of subsidiaries	(42)	(42)	—	—	84	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(42)	—	(42)
Total other comprehensive loss, net of tax	—	—	—	(42)	—	(42)
Comprehensive income	$12,469	$13,915	$27,102	$6,947	$(47,964)	$12,469

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended July 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$2,325	$13,979	$1,383	$17,687
Cash flows from investing activities
Capital expenditures	—	—	(3,971)	(724)	(4,695)
Net cash used in investing activities	—	—	(3,971)	(724)	(4,695)
Cash flows from financing activities
Return of intercompany capital	—	8,800	—	(8,800)	—
Intercompany funding	—	(8,800)	—	8,800	—
Repayment of borrowings under Term Loan	—	(2,325)	—	—	(2,325)
Net cash used in financing activities	—	(2,325)	—	—	(2,325)
Net increase in cash and cash equivalents	—	—	10,008	659	10,667
Cash and cash equivalents at beginning of period	—	—	42,290	8,327	50,617
Cash and cash equivalents at end of period	$—	$—	$52,298	$8,986	$61,284

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended July 4, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$—	$36,600	$3,041	$39,641
Cash flows from investing activities
Capital expenditures	—	—	(4,171)	(425)	(4,596)
Acquisition, net of cash acquired	—	—	(36,776)	—	(36,776)
Net cash used in investing activities	—	—	(40,947)	(425)	(41,372)
Cash flows from financing activities
Return of intercompany capital	—	9,000	—	(9,000)	—
Intercompany funding	—	15,824	(24,824)	9,000	—
Intercompany dividend	175,000	(175,000)	—	—	—
Borrowings under Term Loan	—	309,225	—	—	309,225
Payment of debt issue costs	—	(8,734)	—	—	(8,734)
Payment of debt modification costs	—	(5,365)	—	—	(5,365)
Repayment of borrowings under previous term loan facility	—	(144,175)	—	—	(144,175)
Repayment of borrowings under Term Loan	—	(775)	—	—	(775)
Dividends paid	(175,000)	—	—	—	(175,000)
Net cash used in financing activities	—	—	(24,824)	—	(24,824)
Net (decrease) increase in cash and cash equivalents	—	—	(29,171)	2,616	(26,555)
Cash and cash equivalents at beginning of period	—	—	61,387	5,664	67,051
Cash and cash equivalents at end of period	$—	$—	$32,216	$8,280	$40,496

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2015 and 2014 comprise the 52- and 53-week periods ending October 2, 2015 and October 3, 2014, respectively. Each of the three months ended July 3, 2015 and July 4, 2014 included 13 weeks. The nine months ended July 3, 2015 and July 4, 2014 included 39 and 40 weeks, respectively. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

Inclusion of an additional week in the nine months ended July 4, 2014 increased our orders, sales and certain operating expenses for that period. The reduction in sales and certain operating expenses for the nine months ended July 3, 2015 compared to the nine months ended July 4, 2014 was partially due to the absence of an additional week in the period ended July 3, 2015.

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

Our orders by market for the nine months ended July 3, 2015, which included 39 weeks, and July 4, 2014, which included 40 weeks, are summarized as follows (dollars in millions):

	Nine Months Ended
	July 3, 2015		July 4, 2014		(Decrease) Increase
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$134.5	40%	$136.9	41%	$(2.4)	(2)%
Medical	56.7	17	56.9	17	(0.2)	—
Communications	123.5	37	104.5	31	19.0	18
Industrial	16.9	5	21.9	7	(5.0)	(23)
Scientific	4.5	1	13.3	4	(8.8)	(66)
Total	$336.1	100%	$333.5	100%	$2.6	1%

Orders of $336.1 million for the nine months ended July 3, 2015 were $2.6 million, or approximately 1%, higher than orders of $333.5 million for the nine months ended July 4, 2014. Explanations for the order increase or decrease by market for the nine months ended July 3, 2015 compared to the nine months ended July 4, 2014 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are typically characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets decreased 2%, primarily due to a decrease in orders to support Aegis radar systems, a one-time shipboard radar program and a foreign airborne electronic countermeasures program. Although orders to support Aegis radar systems decreased, order levels for this program are currently significantly higher than the long-term historical averages for this program. This decrease was partially offset by an increase in orders of radomes for an electronic warfare program and an increase in orders to support foreign naval radar systems.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. Medical orders were essentially unchanged. A decrease in orders for products to support x-ray imaging, including x-ray imaging products used in radiation therapy applications, was offset by an increase in orders for MRI applications.

•
Communications: Orders for our communications products consist of orders for commercial and military communications applications. The 18% increase in communications orders was due to higher orders for products to support military communications applications, including advanced tactical common data link ("TCDL") antenna products and satellite communications amplifier products. This increase was partially offset by a decrease in radome orders for naval communications applications and a decrease in amplifier orders for direct-to-home broadcast applications due to the timing of large programs for those applications.

•
Industrial: Orders for our industrial market consist of products to support a wide range of systems used for applications including material processing, instrumentation and testing. Orders in this market are cyclical and generally follow the state of the economy. The $5.0 million decrease in industrial orders was largely due to lower orders for products to support electromagnetic vulnerability testing and material analysis applications.

•
Scientific: Orders in the scientific market consist of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Orders in this market are historically one-time projects and can fluctuate significantly from period to period. The $8.8 million decrease in scientific orders was primarily due to the absence of orders for a foreign linear accelerator program, a foreign fusion program and a domestic linear accelerator program that were not expected to, and did not, repeat in the nine months ended July 3, 2015.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. As of July 3, 2015, we had an order backlog of $316.5 million, compared to an order backlog of $331.2 million as of July 4, 2014. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Three Months Ended July 3, 2015 Compared to Three Months Ended July 4, 2014
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				(Decrease) Increase
	July 3, 2015		July 4, 2014
	Amount	% of Sales	Amount	% of Sales
Sales	$109.6	100.0%	$119.4	100.0%	$(9.8)
Cost of sales	79.8	72.8	83.5	69.9	(3.7)
Gross profit	29.8	27.2	35.9	30.1	(6.1)
Research and development	3.8	3.5	4.1	3.4	(0.3)
Selling and marketing	5.5	5.0	5.9	4.9	(0.4)
General and administrative	7.6	6.9	7.8	6.5	(0.2)
Amortization of acquisition-related intangibles	2.5	2.3	2.4	2.0	0.1
Operating income	10.4	9.5	15.8	13.2	(5.4)
Interest expense, net	9.1	8.3	9.0	7.5	0.1
Loss on debt restructuring	—	—	7.2	6.0	(7.2)
Income (loss) before income taxes	1.2	1.1	(0.5)	(0.4)	1.7
Income tax expense (benefit)	—	—	(4.0)	(3.4)	4.0
Net income	$1.2	1.1%	$3.5	2.9%	$(2.3)
Other Data:
EBITDA (a)	$16.2	14.8%	$14.3	12.0%	$1.9

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

Sales: Our sales by market for the three months ended July 3, 2015 and July 4, 2014 are summarized as follows (dollars in millions):

	Three Months Ended
	July 3, 2015		July 4, 2014		(Decrease) Increase
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$45.6	42%	$46.2	39%	$(0.6)	(1)%
Medical	15.5	14	18.0	15	(2.5)	(14)
Communications	40.8	37	44.2	37	(3.4)	(8)
Industrial	5.7	5	5.6	5	0.1	2
Scientific	2.0	2	5.4	4	(3.4)	(63)
Total	$109.6	100%	$119.4	100%	$(9.8)	(8)%

Sales of $109.6 million for the three months ended July 3, 2015 were $9.8 million, or approximately 8%, lower than sales of $119.4 million for the three months ended July 4, 2014. Explanations for the sales increase or decrease by market for the three months ended July 3, 2015 compared to the three months ended July 4, 2014 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets were essentially unchanged. An increase in sales to support a variety of radar applications, including several cloud-profiling radar programs, offset a decrease in sales of products for a radar program with fluctuating annual demand levels and an airborne electronic warfare program that has been completed.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 14% decrease in sales in the medical market was due to a decrease in sales of products to support x-ray imaging, including x-ray imaging products used in radiation therapy applications, and was partially offset by an increase in sales of products to support MRI applications.

•
Communications: Sales of our communications products consist of sales for commercial and military communications applications. The 8% decrease in sales in the communications market was primarily due to lower sales of products to support military communications applications, including advanced TCDL antenna products and radomes for naval communications applications. The expected decrease in sales of advanced TCDL products was due to the completion of shipments for the large original order, however shipments are continuing for the smaller, follow-on orders subsequently received for these products. The decrease in sales of radomes are due to temporarily delayed shipments for an ongoing program.

•
Industrial: Sales for our industrial market consist of sales to support a wide range of systems used for applications including material processing, instrumentation and testing. Sales in this market are cyclical and generally follow the state of the economy. The $0.1 million increase in sales of industrial products was primarily the result of higher sales to support cargo screening applications.

•
Scientific: Sales in the scientific market consist of sales of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Sales in this market are historically one-time projects and can fluctuate significantly from period to period. The $3.4 million decrease in sales of scientific products was primarily the result of lower sales to support certain foreign accelerator programs.

Gross Profit. Gross profit was $29.8 million, or 27.2% of sales, for the three months ended July 3, 2015 compared to $35.9 million, or 30.1% of sales, for the three months ended July 4, 2014. The $6.1 million decrease in gross profit was primarily due to lower shipment volume and a less favorable mix of product shipments, partially offset by the favorable impact from currency translation of Canadian costs due to the strength of the U.S. dollar for the three months ended July 3, 2015.

Research and Development. Research and development expenses were $3.8 million, or 3.5% of sales, for the three months ended July 3, 2015 and $4.1 million, or 3.4% of sales, for the three months ended July 4, 2014. There was no significant change in research and development expenses for the three months ended July 3, 2015 compared to the three months ended July 4, 2014.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	July 3, 2015	July 4, 2014
Company sponsored	$3.8	$4.1
Customer sponsored	2.9	1.7
	$6.7	$5.8

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products.

Selling and Marketing. Selling and marketing expenses were $5.5 million, or 5.0% of sales, for the three months ended July 3, 2015, and $5.9 million, or 4.9% of sales, for the three months ended July 4, 2014. The $0.4 million decrease in selling and marketing expenses was primarily due to lower accruals for sales incentives for the three months ended July 3, 2015 compared to the three months ended July 4, 2014.
General and Administrative. General and administrative expenses were $7.6 million, or 6.9% of sales, for the three months ended July 3, 2015, and $7.8 million, or 6.5% of sales, for the three months ended July 4, 2014. The $0.2 million decrease in general and administrative expenses was primarily due to $1.0 million lower accruals for management incentives, partially offset by a $0.6 million increase in allowance for doubtful accounts for the three months ended July 3, 2015 compared to the three months ended July 4, 2014.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.5 million for the three months ended July 3, 2015 and $2.4 million for the three months ended July 4, 2014. There was no significant change in amortization of acquisition-related intangibles for the three months ended July 3, 2015 compared to the three months ended July 4, 2014.
Interest Expense, Net (“Interest Expense”). Interest expense was $9.1 million, or 8.3% of sales, for the three months ended July 3, 2015 and $9.0 million, or 7.5% of sales, for the three months ended July 4, 2014. There was no significant change in interest expense, net for the three months ended July 3, 2015 compared to the three months ended July 4, 2014.
Loss on Debt Restructuring. Loss on debt restructuring of $7.2 million for the three months ended July 4, 2014 was due to expenses incurred in connection with the April 7, 2014 debt restructuring. The loss on debt restructuring consisted of non-cash write-offs of deferred debt issue costs and original issue discount of $3.8 million for the termination of the previous senior secured credit facilities, as well as cash payments to third-party consultants of $3.4 million for services to modify the Senior Notes.

Income Tax Expense (Benefit). We recorded income tax expense of $27,000 for the three months ended July 3, 2015 and an income tax benefit of $4.0 million for the three months ended July 4, 2014. The $27,000 income tax expense for the three months ended July 3, 2015 included current income tax provision of approximately $0.8 million, mostly offset by a $0.7 million income tax benefit from a change in state income apportionment. The income tax benefit of $4.0 million for the three months ended July 4, 2014 was primarily due to discrete income tax benefits of $3.4 million from the expiration of the statute of limitations for an unrecognized tax benefit and a $1.0 million provision to tax return true-up from filing the U.S. fiscal year 2013 income tax return.
Net Income. Net income was $1.2 million, or 1.1% of sales, for the three months ended July 3, 2015 compared to net income of $3.5 million, or 2.9% of sales, for the three months ended July 4, 2014. The $2.3 million decrease in net income was primarily due to lower gross profit from lower shipment volume and less favorable mix of product shipments, and higher income tax expense for the three months ended July 3, 2015, partially offset by lower operating expenses and by the absence of a loss on debt restructuring that was incurred for the three months ended July 4, 2014.
EBITDA. EBITDA was $16.2 million, or 14.8% of sales, for the three months ended July 3, 2015 compared to $14.3 million, or 12.0% of sales, for the three months ended July 4, 2014. The $1.9 million increase in EBITDA was primarily due to lower operating expenses and the absence of a loss on debt restructuring that was incurred for the three months ended July 4, 2014, partially offset by lower gross profit from lower shipment volume and a less favorable mix of product shipments, and an increase in allowance for doubtful accounts for the three months ended July 3, 2015.

Nine Months Ended July 3, 2015 Compared to Nine Months Ended July 4, 2014
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Nine Months Ended				(Decrease) Increase
	July 3, 2015		July 4, 2014
	Amount	% of Sales	Amount	% of Sales
Sales	$328.3	100.0%	$364.5	100.0%	$(36.2)
Cost of sales (a)	237.0	72.2	258.9	71.0	(21.9)
Gross profit	91.3	27.8	105.6	29.0	(14.3)
Research and development	11.4	3.5	11.7	3.2	(0.3)
Selling and marketing	17.0	5.2	17.7	4.9	(0.7)
General and administrative	23.2	7.1	22.9	6.3	0.3
Amortization of acquisition-related intangibles	7.6	2.3	7.9	2.2	(0.3)
Operating income	32.0	9.7	45.4	12.5	(13.4)
Interest expense, net	27.3	8.3	23.1	6.3	4.2
Loss on debt restructuring	—	—	7.2	2.0	(7.2)
Income before income taxes	4.7	1.4	15.0	4.1	(10.3)
Income tax expense	1.4	0.4	2.5	0.7	(1.1)
Net income	$3.3	1.0%	$12.5	3.4%	$(9.2)
Other Data:
EBITDA (b)	$49.6	15.1%	$56.2	15.4%	$(6.6)

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for the nine months ended July 4, 2014 includes $1.5 million of utilization of the net increase in cost basis of inventory that resulted from purchase accounting in connection with an acquisition.

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

Sales: Our sales by market for the nine months ended July 3, 2015, which included 39 weeks, and July 4, 2014, which included 40 weeks, are summarized as follows (dollars in millions):

	Nine Months Ended
	July 3, 2015		July 4, 2014		Decrease
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$131.4	40%	$138.3	38%	$(6.9)	(5)%
Medical	51.7	16	55.7	15	(4.0)	(7)
Communications	119.8	37	140.0	39	(20.2)	(14)
Industrial	17.9	5	18.5	5	(0.6)	(3)
Scientific	7.5	2	12.0	3	(4.5)	(38)
Total	$328.3	100%	$364.5	100%	$(36.2)	(10)%

Sales of $328.3 million for the nine months ended July 3, 2015 were $36.2 million, or approximately 10%, lower than sales of $364.5 million for the nine months ended July 4, 2014. Explanations for the sales decrease by market for the nine months ended July 3, 2015 compared to the nine months ended July 4, 2014 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets decreased 5%, primarily as the result of lower sales to support certain radar applications, including a program with fluctuating annual demand levels and a shipboard program for which the initial production contract has been substantially completed, as well as lower sales for an airborne electronic warfare program that has been completed.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 7% decrease in sales in the medical market was primarily due to a decrease in sales of x-ray imaging products used in radiation therapy applications.

•
Communications: Sales of our communications products consist of sales for commercial and military communications applications. The 14% decrease in sales in the communications market was primarily due to lower sales of products to support military communications applications, including advanced TCDL antenna products and satellite communications amplifier products. The expected decrease in sales of advanced TCDL products was due to the completion of shipments for the large original order, however shipments are continuing for the smaller, follow-on orders subsequently received for these products. Sales to support commercial communications applications decreased, as well.

•
Industrial: Sales for our industrial market consist of sales to support a wide range of systems used for applications including material processing, instrumentation and testing. Sales in this market are cyclical and generally follow the state of the economy. The $0.6 million decrease in sales of industrial products was primarily due to lower sales to support electromagnetic vulnerability testing applications and was partially offset by an increase in sales to support cargo screening applications.

•
Scientific: Sales in the scientific market consist of sales of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Sales in this market are historically one-time projects and can fluctuate significantly from period to period. The $4.5 million decrease in scientific sales was the result of a decrease in sales for certain foreign and domestic accelerator programs.

Gross Profit. Gross profit was $91.3 million, or 27.8% of sales, for the nine months ended July 3, 2015 compared to $105.6 million, or 29.0% of sales, for the nine months ended July 4, 2014. The $14.3 million decrease in gross profit was primarily due to lower shipment volume and a less favorable mix of product shipments for the nine months ended July 3, 2015, partially offset by the favorable impact from currency translation of Canadian costs due to the strength of the U.S. dollar for the nine months ended July 3, 2015 and the absence of a $1.5 million charge for utilization of the net increase in cost basis of inventory acquired in the acquisition of Radant Technologies, Inc. (“Radant”) for the nine months ended July 4, 2014.
Research and Development. Research and development expenses were $11.4 million, or 3.5% of sales, for the nine months ended July 3, 2015 and $11.7 million, or 3.2% of sales, for the nine months ended July 4, 2014. There was no significant change in research and development expenses for the nine months ended July 3, 2015 compared to the nine months ended July 4, 2014.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Nine Months Ended
	July 3, 2015	July 4, 2014
Company sponsored	11.4	11.7
Customer sponsored	7.2	6.4
	$18.6	$18.1

Customer-sponsored research and development represents non-recurring development costs incurred on customer sales contracts to develop new or improved products.
Selling and Marketing. Selling and marketing expenses were $17.0 million, or 5.2% of sales, for the nine months ended July 3, 2015, and $17.7 million, or 4.9% of sales, for the nine months ended July 4, 2014. The $0.7 million decrease in selling and marketing expenses was primarily due to the favorable impact of foreign currency denominated expenses due to the strength of the U.S. dollar for the nine months ended July 3, 2015 and the absence of the additional work week in the nine months ended July 3, 2015 compared to the nine months ended July 4, 2014.
General and Administrative. General and administrative expenses were $23.2 million, or 7.1% of sales, for the nine months ended July 3, 2015, and $22.9 million, or 6.3% of sales, for the nine months ended July 4, 2014. The $0.3 million increase in general and administrative expenses was primarily due to a $1.2 million increase in the fair value of the Radant contingent consideration liability, a $1.1 million increase in acquisition-related expenses and a $0.6 million increase in allowance for doubtful accounts, mostly offset by lower accruals for management incentives and Veritas management fees of $1.7 million, as well as the absence of the additional work week in the nine months ended July 3, 2015 compared to the nine months ended July 4, 2014.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $7.6 million for the nine months ended July 3, 2015 and $7.9 million for the nine months ended July 4, 2014. The $0.3 million decrease in amortization of acquisition-related intangibles was primarily due to the absence of the additional work week in the nine months ended July 3, 2015.

Interest Expense, Net (“Interest Expense”). Interest expense was $27.3 million, or 8.3% of sales, for the nine months ended July 3, 2015 and $23.1 million, or 6.3% of sales, for the nine months ended July 4, 2014. The $4.2 million increase in interest expense was primarily due to the approximately $170.0 million increase in borrowings under the new term loan facility in connection with the April 7, 2014 debt restructuring, partially offset by the absence of the additional work week in the nine months ended July 3, 2015.
Loss on Debt Restructuring. Loss on debt restructuring of $7.2 million for the nine months ended July 4, 2014 was due to expenses incurred in connection with the April 7, 2014 debt restructuring. The loss on debt restructuring consisted of non-cash write-offs of deferred debt issue costs and original issue discount of $3.8 million for the termination of the previous senior secured credit facilities, as well as cash payments to third-party consultants of $3.4 million for services to modify the Senior Notes.
Income Tax Expense. We recorded income tax expense of $1.4 million for the nine months ended July 3, 2015 and income tax expense of $2.5 million for the nine months ended July 4, 2014. The effective income tax rate for the nine months ended July 3, 2015 was 30% and the effective income tax rate for the nine months ended July 4, 2014 was 17%. The 30% tax rate for the nine months ended July 3, 2015 was lower than our estimated normalized effective tax rate for fiscal year 2015 of approximately 50% primarily due to a $0.7 million tax benefit from a change in state income apportionment and a $0.7 million tax benefit from a California income tax refund for prior year amended income tax returns, partially offset by a $0.7 million income tax expense for an uncertain tax position as a result of an intercompany sale of assets. The 17% income tax rate for the nine months ended July 4, 2014 was lower than our estimated normalized effective income tax rate of 38% for fiscal year 2014 primarily due to discrete income tax benefits of $3.4 million from the expiration of the statute of limitations for an unrecognized tax benefit and a $1.0 million provision to tax return true-up from filing U.S. fiscal year 2013 income tax returns. The increase in our estimated normalized tax rate of 38% for fiscal year 2014 to approximately 50% for fiscal year 2015 is primarily due to foreign tax credit limitations.
Net Income. Net income was $3.3 million, or 1.0% of sales, for the nine months ended July 3, 2015 compared to $12.5 million, or 3.4% of sales, for the nine months ended July 4, 2014. The $9.2 million decrease in net income was primarily due to lower gross profit from lower shipment volume and a less favorable mix of product shipments, higher interest expense due primarily to the April 7, 2014 debt restructuring, higher acquisition-related expenses and a higher increase in the fair value of the Radant contingent consideration liability, partially offset by the absence of a loss on debt extinguishment and a charge for utilization of the net increase in cost basis of inventory acquired in the Radant acquisition, lower management incentive accruals and the favorable effect of expenses denominated in foreign currencies due to the strength of the U.S. dollar for the nine months ended July 3, 2015 compared to the nine months ended July 4, 2014.
EBITDA. EBITDA was $49.6 million, or 15.1% of sales, for the nine months ended July 3, 2015 compared to $56.2 million, or 15.4% of sales, for the nine months ended July 4, 2014. The $6.6 million decrease in EBITDA was primarily due to lower gross profit from lower shipment volume and a less favorable mix of products, higher acquisition-related expenses and a higher increase in the fair value of the Radant contingent consideration liability, partially offset by the favorable effect of expenses denominated in foreign currencies due to the strength of the U.S. dollar for the nine months ended July 3, 2015 and the absence of a charge for utilization of the net increase in cost basis of inventory acquired in the Radant acquisition.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	July 3, 2015	October 3, 2014
Cash and cash equivalents	$61.3	$50.6
Working capital	$133.9	$128.2

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.7 million as of July 3, 2015, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of July 3, 2015, excluding approximately $5.6 million of outstanding letters of credit, our total indebtedness was $521.1 million before the total unamortized debt discount of $4.3 million. We also had an additional $24.4 million available for borrowing under our revolving credit facility as of July 3, 2015. Our liquidity requirements are significant, primarily due to debt service requirements. For the three and nine months ended July 3, 2015, our interest expense exclusive of debt issue costs and discount amortization was $8.1 million and $24.2 million, respectively, and our cash interest paid was $3.4 million and $19.5 million, respectively. With the increase in the amount of our indebtedness and the increase in the interest rate on the Senior Notes resulting from our April 2014 debt refinancing transaction, we expect interest expense in fiscal year 2015 to increase compared to fiscal year 2014.

As of July 3, 2015, we were in compliance with the covenants under the agreements governing our senior credit facilities and the indentures governing the Senior Notes.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Nine Months Ended
	July 3, 2015	July 4, 2014
Net cash provided by operating activities	$17.7	$39.6
Net cash used in investing activities	(4.7)	(41.4)
Net cash used in financing activities	(2.3)	(24.8)
Net increase (decrease) in cash and cash equivalents	$10.7	$(26.6)

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $17.7 million in the nine months ended July 3, 2015 was attributable to net income of $3.3 million and depreciation, amortization and other non-cash charges of $20.7 million, partially offset by net cash used in working capital of $6.3 million. The primary uses of cash for working capital during the nine months ended July 3, 2015 were an increase in inventories and accounts receivable and a decrease in accounts payable and advance payments from customers. Inventories increased in anticipation of fulfilling certain customer orders. Accounts receivable increased due to the timing factors associated with shipments and sales. Accounts payable decreased primarily as a result of a timing difference in the payment of various professional service fees. Advance payments from customers decreased due to timing differences in billing and receipt of contract advances.

Net cash provided by operating activities of $39.6 million in the nine months ended July 4, 2014 was attributable to net income of $12.5 million and depreciation, amortization and other non-cash charges of $27.7 million, partially offset by net cash used in working capital of $0.6 million. The primary uses of cash for working capital during the nine months ended July 4, 2014 were an increase in prepaid income taxes, a decrease in uncertain tax position reserves and a decrease in accounts payable. The timing of tax payments and tax liability estimates brought about the increase in prepaid income taxes. The decrease in reserves for uncertain tax positions was primarily due to the statute of limitation expiration. Accounts payable decreased primarily as a result of a timing difference in inventory purchases and the payment of various professional service fees. The aforementioned uses of working capital were significantly offset by the improved collection of accounts receivable and an increase in accrued interest resulting from the April 7, 2014 debt restructuring activities.

Investing Activities

Investing activities for the nine months ended July 3, 2015 comprised capital expenditures of $4.7 million. Investing activities for the nine months ended July 4, 2014 comprised a payment of $36.8 million made for the purchase of the outstanding stock of Radant and capital expenditures of $4.6 million.

Financing Activities

Financing activities for the nine months ended July 3, 2015 comprised repayment of borrowings under CPII’s new term loan facilities of $2.3 million.

Financing activities for the nine months ended July 4, 2014 comprised a dividend payment of $175.0 million, repayments of borrowings under CPII’s prior and new term loan facilities of $144.2 million and $0.8 million, respectively, and payments of various costs totaling $14.1 million associated with the April 7, 2014 debt restructuring activities. These financing uses of cash were significantly offset by $309.2 million in net proceeds from borrowings under the new term loan facility.

Contractual Obligations

The following table summarizes our significant contractual obligations and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2015 (remaining three months)	2016-2017	2018-2019	Thereafter
Operating leases	$9,110	$699	$4,162	$1,894	$2,355
Purchase commitments	45,615	27,345	18,270	—	—
Debt obligations	521,125	775	6,200	514,150	—
Interest on debt obligations	87,659	12,922	64,265	10,472	—
Uncertain tax positions, including interest	1,693	—	1,693	—	—
Contingent consideration	10,000	—	10,000	—	—
Total cash obligations	$675,202	$41,741	$104,590	$526,516	$2,355
Standby letters of credit	$5,614	$5,614

The above table assumes (i) that the respective debt instruments will be outstanding until their scheduled maturity dates, (ii) a debt level based on mandatory repayments according to the contractual amortization schedule of our new senior credit facilities, and (iii) that interest rates in effect on July 3, 2015 remain constant for future periods. The above table excludes (i) any optional and excess cash flow prepayments on our new term loan facility, and (ii) the effect of our contractual right to repay or refinance the Senior Notes by November 17, 2017, which would extend the maturity date for the term loan facility from November 2017 to April 2021.

The contingent consideration in the above table relates to our purchase of all of the outstanding stock of Radant in October 2013. In connection with, and as part of the consideration for, the acquisition, we expect that we will be required to pay the previous owners of Radant additional consideration of $10.0 million at the end of December 2015 upon the achievement of certain financial targets by Radant over the two years following the date of acquisition. See Note 4, Financial Instruments, to the accompanying unaudited condensed consolidated financial statements for information regarding the contingent consideration.

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

As of July 3, 2015, there were no material changes to the contractual obligations not mentioned in the above table from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2014 filed with Securities and Exchange Commission.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for the three and nine months ended July 3, 2015 were $1.6 million and $4.7 million, respectively. For fiscal year 2015, ongoing capital expenditures are expected to be approximately $6.5 million to $7.5 million and to be funded by cash flows from operating activities.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of July 3, 2015, we had (i) fixed-rate senior notes of $211.4 million (net of the unamortized original issue discount of $3.6 million) due in 2018, bearing interest at 8.75% per year, and (ii) under our senior secured credit facilities, a variable–rate term loan of $305.5 million (net of $0.7 million unamortized original issue discount). Our variable rate debt is subject to changes in the LIBOR rate. As of July 3, 2015, the variable interest rate on the term loan under our senior secured credit facilities was 4.25%.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At July 3, 2015, the fair value of foreign currency forward contracts comprised short- and long-term liabilities of $1.3 million (accrued expenses) and $0.1 million (other long-term liabilities), respectively. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive loss in the condensed consolidated balance sheets. At July 3, 2015, the unrealized loss, net of tax of $0.5 million, was $1.4 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next six fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to anticipated transactions failing to occur for the three and nine months ended July 3, 2015.

As of July 3, 2015, we had entered into Canadian dollar forward contracts for nominal values of approximately $50.1 million (Canadian dollars), or approximately 73% of estimated Canadian dollar denominated expenses for July 2015 through September 2016, at an average rate of approximately 0.82 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

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

CPI INTERNATIONAL HOLDING CORP.

Dated:	August 11, 2015	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)