Form 10-K
period 2015-10-02
CPI International Holding Corp.
filed 2015-12-10
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended October 2, 2015
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

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of December 10, 2015, 1,110 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

CPI INTERNATIONAL HOLDING CORP.

EXHIBIT 10.1
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

We have an extensive portfolio of more than 4,500 products that includes a wide range of electron device products, consisting of vacuum electron devices (“VEDs”), solid-state devices, medical x-ray generators and various electronic power supply and control equipment, as well as satellite communications (“satcom”) amplifiers, large-aperture antennas, advanced antenna technology and advanced composite radomes.

We estimate that our products are currently installed on more than 125 United States defense systems and more than 180 commercial systems. Both defense and commercial applications require the generation, control and transmission of high-power and high-frequency microwave and RF signals for which electron device products are the most efficient technology. Our products are elements of U.S. and foreign military programs and platforms, including numerous airborne, ship-borne and ground-based platforms. In addition to our strong presence in defense applications, we have successfully applied our key technologies to commercial end markets, including communications, medical, industrial and scientific applications, which provide us with a diversified base of sales. Revenues during fiscal year 2015 were split approximately evenly between defense and commercial applications.

We believe that the majority of our VED products are consumable with an average life of between three and seven years, and once they are installed in original equipment, they generate recurring sales of spares and repairs. We regularly work with our customers, often utilizing customer-funded research and development (“R&D”) programs to create and upgrade customized products with enhanced bandwidth, power and reliability. We estimate that approximately 34% and 30% of our total sales for fiscal years 2015 and 2014, respectively, were generated from sales of spares and repairs, including upgraded replacements for existing products, providing us with a relatively stable business that is less vulnerable to dramatic shifts in market conditions. In addition, in fiscal years 2015 and 2014, we generated approximately 64% and 66% of our total sales, respectively, from products for which we believe, based on information we collect during the ordering process, that we were the only supplier solicited by the applicable customers to provide such products.

We are organized into eight divisions, including the division formed from our acquisition of ASC Signal Holdings Corporation. We operate from a total of 13 manufacturing and engineering facilities, 12 in North America and one in Australia:

•	Palo Alto, California (Microwave Power Products Division and Satcom Division),

•	Beverly, Massachusetts (Beverly Microwave Division),

•	Georgetown, Ontario, Canada (Satcom Division and Communications & Medical Products (“CMP”) Division),

•	Lisle, Illinois (Satcom Division),

•	Boalsburg, Pennsylvania (CMP Division),

•	Woodland, California (Econco Division),

•	Camarillo, California (Malibu Division),

•	Clinton, Hudson and Stow, Massachusetts (Radant Technologies Division),

•	Whitby, Ontario, Canada (ASC Signal Division),

•	Plano, Texas (ASC Signal Division), and

•	Adelaide, Australia (CMP Division).

We sell our products and provide service to customers globally through our internal sales, marketing and service force of 174 professionals and 54 external sales organizations. Products are sold directly to the U.S. Department of Defense (“DoD”), foreign military services and commercial customers, as well as to original equipment manufacturers (“OEMs”) and systems integrators for ultimate sales to those customers. The U.S. Government is our only customer that accounted for more than 10% of our sales in fiscal year 2015. Approximately 40%, 42% and 37% of our sales in our 2015, 2014 and 2013 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors.

For the fiscal year ended October 2, 2015, we generated total sales of $447.7 million, net income of $4.9 million and Adjusted EBITDA of $79.1 million. Adjusted EBITDA represents EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization), further adjusted to exclude certain acquisition-related transaction and start-up costs, management fees to Veritas Capital, stock-based compensation expense and purchase accounting expenses. See Item 6, “Selected Financial Data,” for additional information regarding Adjusted EBITDA.

Recent Event

On September 17, 2015, we completed our purchase of the outstanding stock of ASC Signal Holdings Corporation (“ASC Signal”), a Delaware corporation, for a payment of approximately $50.4 million in cash consideration, net of $2.2 million cash acquired, subject to post-closing adjustments based on a determination of ASC Signal’s closing net working capital. In addition to the $50.4 million paid on September 17, 2015, a $0.4 million post-closing adjustment related to working capital was unpaid as of October 2, 2015 and is expected to be paid in the first quarter of fiscal year 2016. ASC Signal designs and builds advanced satellite communications, radar and high-frequency antennas and controllers used in commercial and government satellite communications, terrestrial communications, imagery and data transmission, and radar and intelligence applications. The addition of ASC Signal’s products and technology broadens our existing offerings for communications and radar customers to now include one of the industry’s broadest portfolios of high-performance, large-aperture fixed and mobile antennas. For financial information about our ASC Signal business combination, see Note 3, “Business Combinations,” to the accompanying consolidated financial statements.

Markets

We serve five end markets: the radar and electronic warfare (or defense), communications, medical, industrial and scientific markets. Certain of our products are sold in more than one end market depending on the specific power and frequency requirements of the application and the physical operating conditions of the end product. End-use applications of these systems include:

•	the transmission and reception of radar signals for navigation and location and weather prediction;

•	the transmission and reception of deception signals for electronic countermeasures;

•
the transmission, reception and amplification of voice, data (including IP) and video signals for broadcasting, data links, Internet, flight testing, weather detection and other types of commercial and military communications;

•	the provision of power and control for medical diagnostic imaging;

•	the generation of microwave energy for radiation therapy in the treatment of cancer; and

•	the generation of microwave energy for various industrial and scientific applications.

Our end markets are described below.

Radar and Electronic Warfare Market (Defense)

Approximately half of our product sales for fiscal year 2015 were for U.S. and foreign government and military end use. We are one of three companies in the U.S. that have the facilities and expertise to produce a broad range of high-power microwave products customized to the demanding specifications required for advanced military applications.

We supply products used in various types of military radar systems, including search, fire control and tracking radar systems, as well as weather radar systems. In radar systems, our electron device products are used to generate or amplify electromagnetic energy pulses, which are transmitted via the radar system’s antenna through the air until they strike a target. The return “echo” is read and analyzed by the receiving portion of the radar system, which then enables the user to locate and identify the target. Our electron device products have been an integral element of radar systems for more than six decades. In addition, we supply radomes for radar applications, primarily on aircraft (either nose or belly-mounted), as well as on surface ships and submarines. Our antennas are used in radar systems for weather monitoring and prediction applications and for air-traffic control applications.

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

Our sales in the radar and electronic warfare market, which we also call our defense market, were $181.2 million, $181.9 million and $157.3 million in fiscal years 2015, 2014 and 2013, respectively. On average for the past three fiscal years, approximately 54% of our sales in the radar and electronic warfare market have been generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products.

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

Sales in the medical market were $68.1 million, $73.0 million and $75.3 million in fiscal years 2015, 2014 and 2013, respectively.

The use of high-power microwave devices in radiation treatment applications has grown in the last several years as major suppliers of therapy equipment have introduced a number of key technological advances that enable their equipment to treat a greater number of oncology-related problems. We believe that this trend will drive continued stable demand for our products.

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

Communications Market

In the communications market, we provide microwave and millimeter-wave amplifiers and antenna systems for commercial and military communications links for broadcast, video, voice and data transmission. We also provide data link antenna terminals and radomes for military communications applications. Our sales in the communications market were $165.8 million, $181.2 million and $150.0 million in fiscal years 2015, 2014 and 2013, respectively. The communications market is the most dynamic of our end markets, and sales can vary significantly from quarter to quarter due, in part, to the timing and size of our shipments for specific programs during a particular quarter, including, for example, infrastructure programs for commercial direct-to-home or broadband satellite communications applications and military satellite communications programs. Approximately 43% of our total communications sales in fiscal year 2015 were for military communications purposes.

In the past few years, we have expanded our portfolio of communications products organically and through a series of acquisitions. In June 2012, we acquired Codan Satcom, which designs and manufactures solid-state RF subsystems for satellite communications services to commercial and government customers. In June 2013, we acquired certain assets of M C L, Inc. (“MCL”), which manufactures power amplifier products and systems for the satellite communications market. In October 2013, we acquired Radant Technologies, Inc. (“Radant”), which manufactures advanced composite radomes, reflector antennas and structures for defense and communications markets. In September 2015, we acquired ASC Signal, which manufactures advanced satellite, radar and high-frequency antennas for broadcast, government, military and enterprise communications applications.

Our commercial communications programs include satellite, terrestrial broadcast and over-the-horizon applications. Our military communications programs include satellite, data link and over-the-horizon communications applications. For commercial and military communications applications, our VED and solid-state products amplify and transmit signals within an overall communications system:

•
Ground-based satellite communications transmission systems use our products, including our satellite earth station antennas, to enable the transmission of microwave signals, carrying either analog or digital information, from a ground-based station to the transponders on an orbiting satellite by boosting the power of the low-level original signal to desired power levels for transmission over hundreds of miles to tens of thousands of miles to the satellite. The signal is received by the satellite transponder, converted to the downlink frequency and retransmitted to a ground-based receiving station.

The majority of our communications products are sold into the satellite communications market. We estimate that we have a worldwide installed base of more than 44,500 amplifiers. We believe that we are a leading producer of power amplifiers, amplifier subsystems and high-power microwave devices for satellite uplinks, and that we offer one of the industry’s most comprehensive lines of satellite communications amplifiers, with offerings for virtually every currently applicable frequency and power requirement for both fixed and mobile satellite communications applications in the military and commercial arena. We believe that our technological expertise, our well-established worldwide service network and our ability to design and manufacture both the fully integrated amplifier and either the associated high-power microwave device or the solid-state RF device allow us to provide a superior overall service to our customers.

We believe that satellite communication will be a critical element for supplying real time, high data-rate communications, intelligence and battlefield information to the front-line soldier. We currently provide satellite communication amplifiers for military systems, such as the Navy Multiband Terminal (“NMT”), U.S. Special Operations Forces Deployable Node-Family of Terminals (“FoT”), Warfighter Information Network - Tactical (“WIN-T”), U.S. Navy’s Commercial Broadband Satellite Program (“CBSP”) and U.S. Navy’s Mobile User Objective System (“MUOS”) platforms. We also supply wideband satellite communications radomes for surface ships, aircraft and submarine platforms. We provide a wide variety of antenna systems worldwide for satellite communications applications.

We are participating in satellite communications growth areas, including: amplifiers and antennas for Ka-band and V-band applications, which are key enabling technologies for the growing network of high throughput satellite (“HTS”) systems, one of the major satellite communications growth areas for both commercial and military applications; the growing worldwide use of satellites to deliver conventional and high-definition television for broadcast and direct-to-home applications; the use of satellite communications for broadband data communications; specialized amplifiers for the maritime, mobile and military communications markets; and high-end radomes and amplifiers for in-flight entertainment on commercial aircraft and communications connectivity on commercial and military aircraft.

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

•
Data link communications systems use our products to transmit and receive real-time command and control, intelligence, surveillance and reconnaissance (“ISR”) data between airborne platforms, including UAVs and manned airborne platforms, and their associated ground-based and ship-based terminals via high-bandwidth digital data links. Our products are on the airborne and ground nodes of the tactical common data link (“TCDL”) network for various platforms. We currently provide the data links for several major UAV platforms.

•
Over-the-horizon (also referred to as “troposcatter”) systems use our high-power amplifiers, traveling wave tubes and advanced antennas to send a signal through the atmosphere, bouncing the signal off the troposphere, the lowest atmospheric layer, and enabling receipt of the signal tens of miles to hundreds of miles away. These systems transmit voice, video and data signals without requiring the use of a satellite, providing an easy-to-install, relocatable and cost-efficient alternative to satellite-based communications.

Industrial Market

The industrial market includes applications for a wide range of systems used for material processing, instrumentation and voltage generation. We offer a number of specialized product lines to address this diverse market. We produce fully integrated amplifiers that include the associated high-power microwave devices used in instrumentation applications for electromagnetic interference and compatibility testing. Our products are also installed in the power supply modules of industrial equipment using RF energy to perform pipe and plastic welding, textile drying and semiconductor wafer fabrication. We have a line of industrial RF generators and magnetrons that use high-power microwave technology for various industrial heating, cooking and material processing applications. Our magnetrons and transmitters are also used in cargo screening applications. Our sales in the industrial market were $22.7 million, $24.6 million and $21.0 million in fiscal years 2015, 2014 and 2013, respectively.

Scientific Market

The scientific market consists primarily of equipment used in reactor fusion programs and accelerators for the study of high-energy particle physics, referred to as “Big Science.” Generally, in scientific applications, our products are used to generate high levels of microwave or RF energy to accelerate a beam of electrons in order to study the atom and its elementary particles. Our products are also used in research related to the generation of electricity from fusion reactions. Our sales in the scientific market were $9.9 million, $14.6 million and $15.8 million in fiscal years 2015, 2014 and 2013, respectively. Sales in this market are historically one-time projects and can fluctuate significantly from period to period.

Geographic Markets

We sell our products in approximately a hundred countries. In fiscal year 2015, sales to customers in the U.S., Asia Pacific and Europe accounted for approximately 66%, 16% and 15% of our total sales, respectively. No country other than the U.S. accounted for more than 10% of our sales in fiscal year 2015. See “Sales, Marketing and Service.” For financial information about geographic areas, see Note 13, “Segments, Geographic and Customer Information,” to the accompanying consolidated financial statements.

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

•
Magnetrons: Magnetron oscillators are VEDs capable of generating high-power output at relatively low cost. Magnetrons generate power levels as high as 20 megawatts and cover frequencies up to the 40 GHz range. We design and manufacture magnetrons for radar, electronic warfare and missile programs within the defense market. Shipboard platforms include search and air traffic control radar on most aircraft carriers, cruisers and destroyers of NATO-country naval fleets. Ground-based installations include various military and civil search and air traffic control radar systems. We are also a supplier of magnetrons for use in commercial weather radar and for use in industrial applications, including industrial heating, cooking, material processing and cargo screening applications. Other potential uses for magnetrons include high-power microwave systems for disruption of enemy electronic equipment and the disabling or destruction of roadside bombs and other IEDs and to provide microwave energy to accelerate a beam of energy toward a cancerous tumor.

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

•
Large-aperture antennas: The high-performance, large-aperture fixed and mobile antennas offered by ASC Signal are primarily used for satellite communications antenna systems with UHF to V-band capabilities. In addition, these high-performance antennas are used for air traffic control radar and weather radar applications. We also provide high-frequency and specialty antennas in a wide frequency range for a variety of applications.

•
Receiver protectors and control components: Receiver protectors are used in the defense market in radar systems to protect sensitive receivers from high-power signals, thereby preventing damage to the receiver. We have been designing and manufacturing receiver protector products for more than 65 years. We believe that we are the world’s largest manufacturer of receiver protectors and the only manufacturer offering the full range of available technologies. We also manufacture a wide range of other components used to control the RF energy in the customer’s system. Our receiver protectors and control components are integrated into prominent fielded military programs. As radar systems have evolved to improve performance and reduce size and weight, we have invested in the latest solid-state technology to develop and manufacture the microwave control components to allow us to offer more fully integrated products, referred to as multifunction assemblies, including receivers, upconverters, pulse compression assemblies, low noise amplifiers, switches and oscillators, as required by modern radar systems.

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

•
Advanced antenna systems:  We design and manufacture advanced antenna systems for a variety of applications, including radar, electronic warfare, communications and telemetry. Along with a variety of antenna types, including phased array, edge and tilt scanning antennas, conformal electronic scanning antennas, stabilized shipboard tracking antennas and our trademark FLAPS (“Flat Parabolic Surface”) antennas, the advanced antenna systems offered by our Malibu Division also include the highly efficient harmonic drive pedestals used to support them. These advanced antenna systems are used on airborne, shipboard and ground-based platforms are designed to enable high performance, high data rate transmission at frequencies ranging from one GHz to 100 GHz.

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

Backlog

Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. As of October 2, 2015, we had an order backlog of $319.9 million compared to an order backlog of $307.9 million as of October 3, 2014. Of our order backlog as of October 2, 2015, $21.4 million was derived from our newly acquired ASC Signal division. Approximately 85% of our backlog as of October 2, 2015 is expected to be filled within fiscal year 2016. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Sales, Marketing and Service
Our global distribution system provides us with the capability to introduce, sell and service our products worldwide. Our distribution system primarily uses our direct sales professionals throughout the world. We have direct sales offices throughout North America, Europe, Asia, Australia and South America. As of October 2, 2015, we had 174 direct sales, marketing and technical support individuals on staff. Our wide-ranging distribution capabilities enable us to serve our international markets, which accounted for approximately 34% of our sales in fiscal year 2015.
Our sales professionals receive extensive technical training and focus exclusively on our products. As a result, they are able to provide knowledgeable assistance to our customers regarding product applications and the introduction and implementation of new technology, and, at the same time, provide local technical support.

In addition to our direct sales force, we use 54 external sales organizations and one significant stocking distributor, Richardson Electronics, Ltd., to service the needs of customers in certain markets. Many of the third-party sales organizations that we use are located outside the U.S. and Europe and focus primarily on customers in South America, Southeast Asia, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, we are better able to meet the needs of our foreign customers by establishing a local presence in lower volume markets. Using both our direct sales force and our largest distributor, Richardson Electronics, we are able to market our products both to end users and to system integrators around the world and to deliver our products with short turn-around times.
Given the complexity of our products, their critical function in customers’ systems and the unacceptably high costs to our customers of system failure and downtime, we believe that our customers view our product breadth, reliability and superior responsive service as key points of differentiation. We offer comprehensive customer support, with direct technical support provided by 39 strategically located service centers, primarily serving satellite communications customers. These service centers are located in the U.S. (California, Georgia, Illinois and Texas), Canada (Georgetown and Whitby, Ontario), Australia, Brazil (four), China (four), France, India (five), Indonesia, Japan, Peru, Russia (two), Singapore (two), South Africa, South Korea (two), Taiwan (two), Thailand, The Netherlands, Turkey, the United Arab Emirates and the United Kingdom (two). The service centers enable us to provide extensive technical support and rapid response to customers’ critical spare parts and service requirements throughout the world. In addition, we offer on-site installation assistance, on-site service contracts, a 24-hour technical support hotline and complete product training at our facilities, our service centers and customer sites. We believe that many of our customers specify our products in competitive bids due to our responsive global support and product quality.

Competition
The industries and markets in which we operate are competitive. We encounter competition in most of our business areas from numerous other companies, including units of e2v technologies plc; EMD Technologies, a subsidiary of HEICO Corporation; L-3 Electron Devices, a unit of L-3 Communications Holdings, Inc.; TECOM Industries, Inc., a unit of Smiths Interconnect; Teledyne Technologies, Inc.; Thales Electron Devices SA; and Xicom Technology, Inc., a subsidiary of Comtech Telecommunications Corp. (“Comtech”). Some of our competitors have parent entities that have resources substantially greater than ours. In certain markets, some of these competitors are also our customers and/or our suppliers, particularly for products for satellite communications applications. Our ability to compete in our markets depends to a significant extent on our ability to provide high-quality products with shorter lead times at competitive prices and the readiness of our facilities, equipment and personnel.

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
Research and Development
Total research and development spending was $24.8 million, $23.9 million and $26.8 million during fiscal years 2015, 2014 and 2013, respectively. Total research and development spending consisted of company- and customer-sponsored research and development expense. Company-sponsored research and development costs related to both present and future products are expensed as incurred. Company-sponsored research and development costs were $14.9 million, $15.8 million and $14.6 million during fiscal years 2015, 2014 and 2013, respectively. Customer-sponsored research and development spending represents development costs incurred on customer sales contracts to develop new or improved products. Customer-sponsored research and development costs are charged to cost of sales to match revenue recognized. Customer-sponsored research and development costs, based on expenditures incurred as the development work was performed, were $9.8 million, $8.1 million and $12.2 million during fiscal years 2015, 2014 and 2013, respectively.

Manufacturing
We manufacture our products at 11 manufacturing facilities in North America. We have implemented modern manufacturing methodologies based upon a continuous improvement philosophy, including just-in-time materials handling, demand flow technology, statistical process control and value-managed relationships with suppliers and customers. Ten of our manufacturing facilities have achieved the ISO 9001 international certification standard, five facilities have achieved the AS9100C international certification standard for the aerospace industry and one of our operations has achieved ISO 13485 international certification standard for medical device manufacturers. We obtain certain materials necessary for the manufacture of our products, such as molybdenum, cupronickel, oxygen-free high conductivity (“OFHC”) copper, quartz cloth and some cathodes, from a limited group of, or occasionally sole, suppliers. We have long-standing relationships with our key suppliers and many of our critical commodities are covered by long-term blanket agreements. In addition, we continually pursue alternative sources, and we have established a contingency plan designed to ensure a minimal recovery period if a key supplier is lost. We also monitor our key suppliers through ongoing surveillance, using assessments as well as ongoing reviews of supplier performance.

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

In February 2013, Congress and the President of the United States raised concerns and proposed new legislation focused on protecting United States industry from cyber attacks. The President of the United States issued an executive order which establishes measures for the voluntary sharing of cyber security information, requires certain critical industry participants to adopt certain cyber security measures, and potentially may limit participation in government contracts to companies which have not adopted certain cyber security measures. While we have adopted what we believe are industry standard cyber security measures, such sharing of information and potential new requirements could require that we adopt additional cyber security measures. See “Risk Factors - Our business could be negatively impacted by cyber security threats.”

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

In 2010, our new subsidiary, ASC Signal, became aware of volatile organic compound (“VOC”) and other contamination in the soil and groundwater at the Whitby, Ontario industrial site. We believe that the contamination originated from the neighboring property which reportedly is used for crystal manufacturing and secondarily from the operational practices of the prior operators of ASC Signal. We intend to address these conditions through the implementation of a remediation plan. ASC Signal holds a pair of pollution insurance policies and the insurer has advised that it will indemnify ASC Signal for the remediation costs. We expect that the remediation costs will be less than the insurance policy limits.

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

Employees

As of October 2, 2015, we had approximately 1,900 employees. Of the total number of employees, 560 are located outside the U.S. (including approximately 510 in Canada). Our acquisition of ASC Signal in September 2015 increased our employee headcount by approximately 125 employees. None of our employees is subject to a collective bargaining agreement, although a limited number of our sales force members located in Europe are members of work councils or unions. We have not experienced any work stoppages, and we believe that we have good relations with our employees.

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

Approximately 40%, 42% and 37% of our sales in our 2015, 2014 and 2013 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors. Because our U.S. Government contracts are dependent on the U.S. defense budget, any significant disruption or decline in U.S. Government defense expenditures in the future, changes in U.S. Government spending priorities, other legislative changes or changes in our relationship with the U.S. Government could result in the loss of some or all of our government contracts, which, in turn, could result in a decrease in our sales and cash flow.

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

The U.S. and foreign markets in which we sell our products are competitive. Our ability to compete in these markets depends on our ability to provide high-quality products with short lead times at competitive prices, as well our ability to create innovative new products. In addition, our competitors could introduce new products with greater capabilities, which could have a material adverse effect on our business. Certain of our competitors are owned by companies that have substantially greater financial resources than we do. Also, our foreign competitors may not be subject to U.S. Government export restrictions and may benefit from more favorable currency rates, which may make it easier in certain circumstances for them to sell to foreign customers. If we are unable to compete successfully against our current or future competitors, our business and sales will be harmed.

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

We estimate that approximately 13%, 8% and 11% of our sales in fiscal years 2015, 2014 and 2013, respectively, were made directly or indirectly to foreign governments. Significant changes to appropriations or national defense policies, disruptions of our relationships with foreign governments or terminations of our foreign government contracts could have an adverse effect on our business, results of operations and financial condition. Our contracts with foreign governments also subject us to U.S. and international anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act (which also reaches commercial bribery). A judgment or settlement under the provisions of these laws could subject us to substantial monetary penalties and damages, as well as suspension and/or debarment. Suspension or debarment could deny us the ability to retain or obtain U.S. Government contracts or restrict our exporting activity. In addition, any material judgment in this area could result in increased costs, which could negatively affect our results of operations, and could cause a loss of customer confidence, thus adversely affecting our business and future prospects.

We may not be successful in implementing part of our growth strategy if we are unable to identify and acquire suitable acquisition targets or integrate acquired companies successfully, which could adversely affect our business, results of operations and financial condition.

Finding and consummating acquisitions is one of the components of our growth strategy. In furtherance of this strategy, we recently acquired ASC Signal (September 2015), Radant (October 2013) and MCL (June 2013), and we intend to continue to seek to make investments in complementary companies, products or technologies.

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

As of October 2, 2015, our goodwill, developed and core technology and other intangibles amounted to $478.7 million, net of accumulated amortization. We expect to amortize developed and core technology and other definitely-lived intangibles by approximately $15.1 million in fiscal year 2016, $11.6 million in fiscal year 2017, $11.8 million in each of fiscal years 2018, 2019 and 2020 and $166.1 million in the aggregate thereafter. The remaining balance of our intangibles relate to the non-amortizable goodwill and indefinitely-lived tradenames. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to a non-cash write off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

Our international operations subject us to the social, political and economic risks of doing business in foreign countries.

We conduct a substantial portion of our business, employ a substantial number of employees and use external sales organizations in Canada and in other countries outside of the U.S. As a result, we are subject to certain risks of doing business internationally. Direct sales to customers located outside the U.S. were approximately 34%, 33% and 34% in fiscal years 2015, 2014 and 2013, respectively. Circumstances and developments related to international operations that could negatively affect our business, results of operations and financial condition include the following:

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

A portion of our business is conducted in currencies other than the U.S. dollar. In particular, we incur significant expenses in Canadian dollars in connection with our Canadian operations, but do not receive significant revenues in Canadian dollars. Changes in exchange rates among certain currencies, such as the Canadian dollar and the U.S. dollar, will affect our cost of sales, operating margins and revenues. Specifically, if the Canadian dollar strengthens relative to the U.S. dollar, our expenses will increase, and our results of operations will suffer. We use financial instruments, primarily Canadian dollar forward contracts, to hedge a portion of the Canadian dollar-denominated costs for our manufacturing operation in Canada. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. In addition, changes in exchange rates that result in the significant strengthening of the U.S. dollar relative to certain currencies may impact our ability to offer competitively priced products to foreign customers.

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

We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental and zoning laws and regulations relating, among other things, to wastewater discharge, air emissions, storage and handling of hazardous materials, disposal of hazardous and other wastes and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances and generate wastes that are classified as hazardous. We require permits to conduct many of our operations. Violations of environmental and zoning laws and regulations could result in substantial fines, penalties and other sanctions. Changes in environmental and zoning laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses and storage, certain of our manufacturing processes or our disposal practices, could restrict our ability to operate as we are currently operating or could impose additional costs. The City of Palo Alto has held public hearings regarding the potential adoption of zoning changes which would limit or prohibit the use of certain chemicals essential to our manufacturing operations at our Palo Alto facilities and, in November 2015, directed its staff to prepare ordinances addressing such zoning changes. If adopted and upheld, these zoning changes could require us to move certain of our manufacturing processes to a distance at least 300 feet away from our neighbors by 2026 or later. The relocation of those processes could significantly increase our operating costs, could result in delays in our manufacturing process and, therefore, could have a material adverse impact on our results of operations.

We may experience releases of regulated materials or discover existing contamination, which could cause us to incur material cleanup costs or other damages. Some environmental laws impose strict, and in certain circumstances joint and several, liability for costs of investigation and remediation of contaminated sites on current and former owners and operators of those sites, and also impose liability for related damages to natural resources. In addition, owners and operators of contaminated sites may be subject to claims for damage to property or personal injury alleged to result from the contamination. In 2010, ASC Signal became aware of volatile organic compound (“VOC”) and other contamination in the soil and groundwater at the Whitby, Ontario industrial site. We believe that the contamination originated from the neighboring property which reportedly is used for crystal manufacturing and secondarily from the operational practices of the prior operators of ASC Signal. We intend to address these conditions through the implementation of a remediation plan. ASC Signal holds a pair of pollution insurance policies and the insurer has advised that it will indemnify ASC Signal for the remediation costs. We expect that the remediation costs will be less than the insurance policy limits. In addition, ASC Signal has filed civil actions against the neighbor and certain other parties to recover certain consequential damages resulting from the contamination. We have been informed that one of the defendants in this lawsuit has filed for bankruptcy.

We could be subject to significant environmental liabilities related to our business.

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

As of October 2, 2015, we have environmental loss reserves totaling $2.8 million for potential remediation costs related to VOC and other contamination in our ASC Signal division's Whitby, Ontario industrial site. The calculation of environmental loss reserves is based on the evaluation of currently available information. Actual costs to be incurred in future periods may vary from the amount of reserves given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to the affected site. ASC Signal’s insurer has an obligation to indemnify ASC Signal for the estimated liabilities. If ASC Signal’s insurer is unable or unwilling to honor its indemnity obligation, we would seek to enforce our legal rights, including the enforcement of the indemnity obligation and redress from all parties at fault, including certain third parties against whom ASC Signal has filed civil actions. If both insurance and indemnity protection were unavailable or insufficient, there could be a material adverse effect on our results of operations, financial condition or liquidity.

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

Veritas Capital is in the business of making investments in companies, and owns, or may from time to time in the future acquire, interests in businesses or provide advice that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Veritas Capital may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions, and Director Independence.”

Our backlog is subject to modifications and terminations of orders, which could negatively impact our sales.

Backlog represents firm orders for which goods and services are yet to be provided, including with respect to government contracts that are cancelable at will. As of October 2, 2015, we had an order backlog of $319.9 million. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume, customers can, and sometimes do, terminate or modify these orders. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

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

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”), the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. Some of these metals, such as gold, tantalum, tin and tungsten, are commonly used in electronic equipment and devices, including our products. These requirements require companies to annually investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We are required to file our own report with the SEC regarding the sourcing of minerals used in our products. In addition, many of our customers require that we provide sourcing information to them to enable them to comply with their own reporting obligations. Our first two reports were filed with the SEC on June 2, 2014 and May 29, 2015 for the 2013 and 2014 calendar years, respectively. Complying with these rules requires investigative efforts and cooperation and assistance from our suppliers, which have caused, and will continue to cause, us to incur associated costs and could adversely affect the sourcing, supply and pricing of materials used in our products, or result in process or manufacturing modifications, all of which could adversely affect our results of operations.

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

We are highly leveraged. As of October 2, 2015, excluding approximately $6.0 million of letters of credit, our total indebtedness was $548.4 million before unamortized original issue discount of $4.4 million, including our outstanding senior notes and borrowings under two term loan facilities. We also had an additional $24.0 million available for borrowing under the revolving credit facility included in our senior secured credit facilities.

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

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing our Senior Notes due 2018 (the “Senior Notes”) and the agreements governing such other indebtedness;

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

Our cash interest expense for fiscal years 2015, 2014 and 2013 was $32.3 million, $28.3 million and $24.9 million, respectively. At October 2, 2015, we had $333.4 million aggregate principal amount of variable interest rate indebtedness under our term loan facilities, which includes the borrowings of $28.0 million to partially fund our recent acquisition of ASC Signal.

Despite our high indebtedness level, we and our subsidiaries may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing our outstanding senior notes and senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $24.0 million that was available to us as of October 2, 2015 for borrowing under our revolving credit facility, we may request, through an incremental facility and subject to certain conditions, additional commitments under our first lien term loan facility of up to $75.0 million plus the aggregate amount of first lien term loan repayments and revolving commitment reductions (subject to certain exceptions), and additional commitments under our second term loan facility of up to $10.0 million plus the aggregate amount of all prepayments of the second lien term loan made prior to or simultaneously with the incurrence of new incremental commitments (subject to certain exceptions), plus an unlimited amount at any time so long as, after giving effect to such additional commitments, certain specified leverage ratios are not exceeded. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face will increase. In addition, the indenture governing our outstanding notes would not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

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

Claims of holders of our outstanding notes are structurally subordinated to the claims of creditors of our subsidiaries that do not guarantee the Senior Notes, including trade creditors. All obligations of these subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or creditors of us, including the holders of our outstanding notes. Our non-guarantor subsidiaries accounted for approximately $166.9 million, or 37%, of our net sales for fiscal year 2015, and approximately $252.2 million, or 34%, of our total assets (net of cash and cash equivalents and restricted cash) as of October 2, 2015. Amounts are presented after giving effect to intercompany eliminations.

Our ability to repay our indebtedness, including our outstanding senior notes, is dependent on the cash flow generated by our operating subsidiaries.

Our operating subsidiaries own substantially all of our assets and conduct all of our operations. Accordingly, repayment of our indebtedness, including our outstanding notes, will be dependent on the generation of cash flow by the operating subsidiaries and their ability to make such cash available to CPII, directly or indirectly, by dividend, debt repayment or otherwise. The operating subsidiaries may not be able to or may not be permitted to, make distributions to enable CPII to make payments in respect of its indebtedness, including the Senior Notes. Each operating subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit CPII’s ability to obtain cash from the operating subsidiaries. While the indenture governing our notes limits the ability of the operating subsidiaries to incur consensual encumbrances or restrictions on their ability to pay dividends or make other intercompany payments, those limitations are subject to waiver and certain qualifications and exceptions.

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

While any obligations under our senior secured credit facilities remain outstanding, any subsidiary guarantee of our outstanding notes may be released without action by, or consent of, any holder of the Senior Notes or the trustee under the indenture governing the Senior Notes, at the discretion of lenders under the senior secured credit facilities, if the related subsidiary guarantor is no longer a guarantor of obligations under our senior secured credit facilities or any other indebtedness. The lenders under our senior secured credit facilities would have the discretion to release the subsidiary guarantees under our senior secured credit facilities in a variety of circumstances. Any holder of our notes will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the Senior Notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

The Parent’s guarantee of our outstanding notes may not provide any additional credit support for the Senior Notes.

Since the Parent has no significant operations or assets, its guarantee of the Senior Notes provides little, if any, additional credit support for the Senior Notes and investors should not rely on this guarantee in evaluating an investment in the Senior Notes. The indenture permits the Parent to be released from its guarantee of the Senior Notes at any time without the consent of any holder of Notes.

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

If a change of control (as defined in the indenture) occurs, we will be required to offer to purchase our outstanding notes at 101% of their principal amount plus accrued and unpaid interest. If a purchase offer obligation arises under the indenture governing the Senior Notes, a change of control could also occur under our new senior secured credit facilities, which could result in the acceleration of the indebtedness outstanding thereunder. Any of our future debt agreements may contain similar restrictions and provisions. If a purchase offer were required under the indenture for our debt, we may not have sufficient funds to pay the purchase price of all debt, including our outstanding notes, that we are required to purchase or repay.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own, lease or sublease manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1.2 million square feet. As a result of our acquisition of ASC Signal in September 2015, we also now own or lease an aggregate of 146.0 acres of land occupied by ASC Signal’s manufacturing facilities. The table that follows provides summary information regarding principal properties owned or leased by us:

	Square Footage (in thousands)
Location	Owned		Leased/ Subleased		Segment Using the Property
Caddo Mills, Texas	2,091	(a)(b)			Satcom equipment
Georgetown, Ontario, Canada	193		22		RF products and satcom equipment
Beverly, Massachusetts	174	(c)			RF products
Whitby, Ontario, Canada	100	(a)			Satcom equipment
Woodland, California	37		10		RF products
Ashburn, Ontario, Canada			4,269	(a)(b)	Satcom equipment
Palo Alto, California			418	(d)	RF products and satcom equipment
Clinton, Massachusetts			94		RF products
Stow, Massachusetts			72		RF products
Camarillo, California			38		Other
Lisle, Illinois			22		Satcom equipment
Plano, Texas			15	(a)	Satcom equipment
Hudson, Massachusetts			9		RF products
Boalsburg, Pennsylvania			8		RF products
Various other locations			26	(e)	RF products, satcom equipment and other

(a)	Resulted from our acquisition of ASC Signal in September 2015.
(b)	Land occupied by systems integration, welding and testing facility.
(c)	Includes approximately 1,080 square feet leased to a third party.
(d)	Includes approximately 49,000 square feet that are subleased from Varian Medical Systems, Inc., which leases the land from Stanford University.
(e)	Leased facilities occupied primarily by our field sales and service organizations.

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

There is no established public trading market for our common stock. All of our outstanding shares of common stock are held by our parent, CPI International Holding LLC (“Holding LLC”). We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are generally restricted by our senior secured credit facility covenants and the indenture for the senior subordinated notes. The declaration and payment of dividends also is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. In April 2014, our board of directors officially declared, and we paid, a special cash dividend in an aggregate amount of $175.0 million to Holding LLC.

Item 6.	Selected Financial Data

As used in this section, unless the context indicates or otherwise requires, for periods prior to the February 2011 merger with The Veritas Capital Fund IV, L.P. and its affiliates (“Veritas Capital”), the term “Predecessor” refers to CPI International, Inc. and its consolidated subsidiaries, and, for periods after the February 2011 merger, the term “Successor” refers to CPI International Holding Corp. and its consolidated subsidiaries.

The following table presents our selected historical consolidated financial information as of and for the periods presented. The selected historical financial information as of October 2, 2015 and October 3, 2014, and for the fiscal years ended October 2, 2015, October 3, 2014 and September 27, 2013 has been derived from Successor’s audited financial statements included elsewhere in this Annual Report. The selected historical financial information as of September 27, 2013, September 28, 2012, and September 30, 2011, for the fiscal year ended September 28, 2012 and for the period February 11, 2011 to September 30, 2011 has been derived from Successor’s audited financial statements that are not included in this Annual Report. The selected historical financial information for the period October 2, 2010 to February 10, 2011 has been derived from Predecessor’s audited financial statements that are not included in this Annual Report. The combined results for the fiscal year ended September 30, 2011 presented below represent the addition of the results of Predecessor for the period October 2, 2010 to February 10, 2011 and the results of Successor and its consolidated subsidiaries for the period February 11, 2011 to September 30, 2011. This combination does not comply with generally accepted accounting principles (“GAAP”) in the U.S. or with the rules for pro forma presentation but is presented because we believe it facilitates the ability of investors to more meaningfully compare our operating results. Fiscal year 2014 comprised 53 weeks and all other fiscal years presented comprised 52 weeks each.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

FIVE-YEAR SELECTED FINANCIAL DATA
(dollars in thousands)

Fiscal Year
2015	2014	2013	2012	2011
Successor	Predecessor
Combined
Fiscal year	Period	Period
Fiscal year ended	ended	February 11 to	October 2, 2010 to
October 2, 2015	October 3, 2014	September 27, 2013	September 28, 2012	September 30, 2011	September 30, 2011	February 10, 2011
Statement of Operations Data:
Sales	$447,664	$475,301	$419,408	$391,150	$388,721	$264,498	$124,223
Cost of sales(1)	322,081	336,679	301,321	282,391	286,405	195,001	91,404
Gross profit	125,583	138,622	118,087	108,759	102,316	69,497	32,819
Research and development	14,930	15,825	14,602	13,499	14,792	9,798	4,994
Selling and marketing	22,539	23,542	21,925	21,738	21,882	13,618	8,264
General and administrative	31,529	32,545	29,034	25,209	26,946	15,093	11,853
Amortization of acquisition-related intangible assets	10,355	10,480	8,994	13,983	13,139	12,140	999
Strategic alternative transaction expenses(2)	—	—	—	—	14,223	9,555	4,668
Total operating costs and expenses	79,353	82,392	74,555	74,429	90,982	60,204	30,778
Operating income	46,230	56,230	43,532	34,330	11,334	9,293	2,041
Interest expense, net	36,506	32,182	27,237	27,230	23,496	17,708	5,788
Loss on debt restructuring(3)	—	7,235	—	—	134	134	—
Income tax expense (benefit)	4,785	7,696	5,406	3,415	(1,083)	(2,066)	983
Net income (loss)	$4,939	$9,117	$10,889	$3,685	$(11,213)	(6,483)	$(4,730)

Other Financial Data:
Net cash provided by operating activities	$20,584	$53,637	$38,165	$25,050	$17,844	$13,567	$4,277
Net cash used in investing activities(4)	$(56,912)	$(44,450)	$(10,920)	$(15,499)	$(377,852)	$(375,412)	$(2,440)
Net cash provided by (used in) financing activities	$23,225	$(25,621)	$(3,200)	$(1,500)	$352,134	$349,931	$2,203
Cash capital expenditures	$6,535	$7,674	$4,938	$7,584	$7,352	$4,918	$2,434
Depreciation and amortization(5)	$23,319	$23,950	$21,627	$25,317	$22,745	$18,628	$4,117
Operating income margin(6)	10.3%	11.8%	10.4%	8.8%	2.9%	3.5%	1.6%
Net income (loss) margin(7)	1.1%	1.9%	2.6%	0.9%	(2.9)%	(2.5)%	(3.8)%
EBITDA(8)	$69,549	$72,945	$65,159	$59,647	$33,945	$27,787	$6,158
EBITDA margin(9)	15.5%	15.3%	15.5%	15.2%	8.7%	10.5%	5.0%
Adjusted EBITDA(8)	$79,144	$89,829	$72,834	$64,416	$62,358	$46,977	$15,381
Adjusted EBITDA margin(9)	17.7%	18.9%	17.4%	16.5%	16.0%	17.8%	12.4%
Ratio of earnings to fixed charges(10)	1.26	x	1.50	x	1.58	x	1.25	x	N/A	—	—

Operating Data (at period end):
Backlog	$319,877	$307,905	$292,859	$241,943	$247,334	$247,334

Balance Sheet Data (at period end):
Working capital(11)	$121,742	$128,169	$149,778	$126,941	$102,962	$102,962
Total assets	$790,598	$746,328	$738,371	$727,002	$724,299	$724,299
Long-term debt, including current portion	$543,950	$518,038	$358,733	$361,813	$363,197	$363,197
Total stockholders’ equity	$46,717	$42,144	$207,752	$196,216	$189,896	$189,896

Footnotes (dollars in thousands):

(1)
For fiscal years 2015, 2014, 2013 and 2012 and the period February 11, 2011 to September 30, 2011, includes $150, $1,539, $391, $248 and $7,703, respectively, of utilization of the net increase in cost basis of inventory due to purchase accounting.

(2)
For the period February 11, 2011 to September 30, 2011, represents transaction expenses relating to the February 2011 merger with Veritas Capital. For the period October 2, 2010 to February 10, 2011, represents transaction expenses relating to the sale of the Predecessor.

(3)
For fiscal year 2014, represents the write-offs of deferred debt issuance costs and unamortized debt discount of approximately $3,850 associated with the refinancing of CPI International, Inc.’s (“CPII’s”) senior secured credit facilities and incurred fees and costs of $3,385 associated with the consent solicitation relating to the amendment of the indenture governing the CPII’s senior notes due 2018. For the period February 11, 2011 to September 30, 2011, represents bond tender fees and other related expenses of $621, offset by $487 gain from debt repayment at less than carrying value.

(4)
For fiscal years 2015, 2014, 2013 and 2012, includes $50,377, $36,776, $5,982 and $7,516 of cash used for the acquisition of ASC Signal, Radant, MCL and Codan Satcom, respectively. For the period February 11, 2011 to September 30, 2011, includes $370,490 of cash used for the acquisition of Predecessor.

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

•
our first lien senior credit facility contains covenants that require us to maintain a total leverage ratio that contains Adjusted EBITDA as a component, and our management team uses Adjusted EBITDA to monitor compliance with these covenants; see “Management’s discussion and analysis of financial condition and results of operations-Liquidity and Capital Resources-Debt Obligations;”

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

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Successor						Predecessor
					Combined
					Fiscal year	Period	Period
	Fiscal year ended				ended	February 11 to	October 2, 2010 to
	October 2, 2015	October 3, 2014	September 27, 2013	September 28, 2012	September 30, 2011	September 30, 2011	February 10, 2011
Net income (loss)	$4,939	$9,117	$10,889	$3,685	$(11,213)	$(6,483)	$(4,730)
Depreciation and amortization(a)	23,319	23,950	21,627	25,317	22,745	18,628	4,117
Interest expense, net	36,506	32,182	27,237	27,230	23,496	17,708	5,788
Income tax expense (benefit)	4,785	7,696	5,406	3,415	(1,083)	(2,066)	983
EBITDA	69,549	72,945	65,159	59,647	33,945	27,787	6,158
Plus adjustments:
Stock compensation expense(b)	976	1,014	1,010	1,001	4,929	374	4,555
Refinancing expenses(c)	—	7,456	—	—	134	134	—
Acquisition-related expenses(d)	6,042	4,177	4,063	1,489	—	—	—
Strategic alternative transaction expenses(e)	—	—	—	—	14,223	9,555	4,668
Veritas Capital management fees(f)	2,411	2,698	2,211	2,031	1,424	1,424	—
Purchase accounting expenses(g)	166	1,539	391	248	7,703	7,703	—
Adjusted EBITDA	$79,144	$89,829	$72,834	$64,416	$62,358	$46,977	$15,381

(a)	Excludes amortization of deferred debt issuance costs and issue discount, which are included in interest expense, net.

(b)
For fiscal years 2015, 2014, 2013 and 2012 and the period February 11, 2011 to September 30, 2011, represents a non-cash charge for Class B membership interests in Holding LLC. For the period October 2, 2010 to February 10, 2011, represents a non-cash charge for Predecessor’s stock options, restricted stock awards, restricted stock unit awards and the employee discount related to Predecessor’s employee stock purchase plan.

(c)	Represents loss on debt restructuring as described in footnote 3 above and, for fiscal year 2014, expenses related to issuance of a special dividend.

(d)
Represents transaction costs related to evaluation, negotiation, closing and integration of acquisitions. Costs include fees for attorneys and other professional services, expenses related to integration of these new operations into those of CPI and a charge of $2,100 and $3,300 for fiscal years 2015 and 2014, respectively, for an increase in the fair value of the Radant contingent consideration liability.

(e)
For the period February 11, 2011 to September 30, 2011, represents transaction expenses relating to the February 2011 merger with Veritas Capital. For the period October 2, 2010 to February 10, 2011, represents transaction expenses relating to the sale of the Predecessor.

(f)	Represents a management fee payable to Veritas Capital for advisory and consulting services.

(g)
Represents utilization of the net increase in cost basis of inventory and net decrease in deferred revenue due to purchase accounting associated with, for fiscal year 2015, the ASC Signal acquisition; for fiscal year 2014, the Radant acquisition; for fiscal year 2013, the MCL acquisition; for fiscal year 2012, the Codan Satcom acquisition; and for the period February 11, 2011 to September 30, 2011, the merger with Veritas Capital.

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

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2015, 2014 and 2013 comprised the 52-, 53- and 52-week periods ended October 2, 2015, October 3, 2014 and September 27, 2013, respectively. The following discussion should be read in conjunction with the accompanying consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

Business Combination

On September 17, 2015, we completed our purchase of the outstanding stock of ASC Signal Holdings Corporation (“ASC Signal”), a Delaware corporation, for a payment of approximately $50.4 million in cash consideration, net of $2.2 million cash acquired, subject to post-closing adjustments based on a determination of ASC Signal’s closing net working capital. In addition to the $50.4 million paid on September 17, 2015, a $0.4 million post-closing adjustment related to working capital was unpaid as of October 2, 2015 and is expected to be paid in the first quarter of fiscal year 2016. ASC Signal designs and builds advanced satellite communications, radar and high-frequency antennas and controllers used in commercial and government satellite communications, terrestrial communications, imagery and data transmission, and radar and intelligence applications. See Note 3, “Business Combinations,” to the accompanying consolidated financial statements for more information about the ASC Signal acquisition.

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

Our orders by market for fiscal year 2015, which included 52 weeks, and fiscal year 2014, which included 53 weeks, are summarized as follows (dollars in millions):

	Year Ended
	October 2, 2015		October 3, 2014		Increase (Decrease)
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$175.8	40%	$165.7	39%	$10.1	6%
Medical	69.0	16	70.8	17	(1.8)	(3)
Communications	161.1	37	140.3	33	20.8	15
Industrial	23.8	5	27.6	7	(3.8)	(14)
Scientific	7.7	2	16.4	4	(8.7)	(53)
Total	$437.4	100%	$420.8	100%	$16.6	4%

Orders of $437.4 million for fiscal year 2015 were $16.6 million, or approximately 4%, higher than orders of $420.8 million for fiscal year 2014. Our ASC Signal Division, which resulted from our acquisition of ASC Signal in September 2015, contributed approximately $3 million in radar and communications orders for fiscal year 2015. Explanations for the order increase or decrease by market for fiscal year 2015 compared to fiscal year 2014 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are typically characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets increased 6%, primarily due to an increase in orders to support certain naval and foreign radar programs, an increase in orders of radomes for an airborne electronic countermeasures program. Although orders to support Aegis radar systems decreased, order levels for this program are currently significantly higher than the long-term historical averages for this program.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. Medical orders decreased 3%. A decrease in orders for products to support x-ray imaging, in part due to softer demand from customers in Asia, was partially offset by an increase in orders for MRI applications. Orders for our x-ray imaging products were negatively impacted by foreign economic conditions and the relative strength of the U.S. dollar in fiscal year 2015.

•
Communications: Orders for our communications products consist of orders for commercial communications applications and military communications applications. The 15% increase in communications orders was due to higher orders for products to support military communications applications, including satellite communications amplifier products for long-term programs, particularly the Warfighter Information Network-Tactical (“WIN-T”) program, and advanced tactical common data link (“TCDL”) antenna products. This increase was partially offset by a decrease in radome orders for naval communications applications and a decrease in amplifier orders for direct-to-home broadcast and fixed satellite services applications due to the timing of large programs for those applications.

•
Industrial: Orders for our industrial market consist of products to support a wide range of systems used for applications including material processing, instrumentation and testing. Orders in this market are cyclical and generally follow the state of the economy. The $3.8 million decrease in industrial orders was largely due to lower orders for products to support electromagnetic vulnerability testing and various industrial fabrication applications.

•
Scientific: Orders in the scientific market consist of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Orders in this market are historically one-time projects and can fluctuate significantly from period to period. The $8.7 million decrease in scientific orders was primarily due to the absence of orders for four large programs, including two foreign linear accelerator programs, a foreign fusion program and a domestic linear accelerator program that were not expected to, and did not, repeat in fiscal year 2015.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. As of October 2, 2015, we had an order backlog of $319.9 million compared to an order backlog of $307.9 million as of October 3, 2014. Of our order backlog as of October 2, 2015, $21.4 million was derived from our newly acquired ASC Signal division. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Results of Operations

We derive our revenue primarily from the sale of a wide range of electron device products, consisting of vacuum electron devices, solid-state devices, medical x-ray generators and various electronic power supply and control equipment, as well as satellite communications amplifiers, large-aperture antennas, advanced antenna technology and advanced composite radomes. We generally recognize revenue upon shipment of product, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred and collectability is reasonably assured. Revenue recognized under the percentage-of-completion method of accounting is determined on the basis of costs incurred and estimates of costs at completion, which require management estimates of future costs.

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

Fiscal year 2014 consisted of 53 weeks, compared to 52 weeks for each of fiscal years 2015 and 2013. This additional week in fiscal year 2014 contributed to an increase in revenue, cost of sales and operating expenses for that year.

The second lien credit agreement we entered into in September 2015 and the debt restructuring we completed in April 2014 resulted in, and will continue to result in, a substantial increase in interest expense and in amortization of debt issue costs and issue discount. The annual increase in cash interest expense due to increased term loan borrowings under our first and second lien credit agreements is approximately $8.5 million throughout their remaining term. The annual increase in cash interest expense due to the change in interest rate on our Senior Notes due 2018 (the “Senior Notes”) is approximately $1.6 million throughout their remaining term. The annual increase in amortization of debt issue costs and issue discount on the first and second lien credit agreements and the Senior Notes averages $1.8 million throughout their respective remaining terms.

We believe that our acquisitions of ASC Signal in September 2015 and Radant Technologies, Inc. (“Radant”) in October 2013 resulted in, and will continue to result in, certain benefits, including cost savings, broader market opportunities, product innovations and operational efficiencies. However, the acquisitions of ASC Signal and Radant also increased, and will continue to increase, certain of our noncash expenses. The noncash expenses (on a pretax basis) related to the acquisition of Radant include a higher depreciation and amortization expense as a result of the additional intangibles and property, plant and equipment, which is expected to be approximately $3.6 million for each of the first three fiscal years following the date of the acquisition and approximately $2.0 million annually thereafter until said assets are fully amortized or depreciated at various dates through 2028. The noncash expenses (on a pretax basis) related to the acquisition of ASC Signal include (i) a $1.1 million charge, distributed over the three months following the date of the acquisition, for the utilization of the net increase in cost basis of inventory, and (ii) also as a result of the additional intangibles and property, plant and equipment, an average of approximately $2.1 million annual increase in depreciation and amortization expense until said assets are fully amortized or depreciated at various dates through 2030.

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Year Ended
	October 2, 2015		October 3, 2014		September 27, 2013
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Sales	$447.7	100.0%	$475.3	100.0%	$419.4	100.0%
Cost of sales (a)	322.1	71.9	336.7	70.8	301.3	71.8
Gross profit	125.6	28.1	138.6	29.2	118.1	28.2
Research and development	14.9	3.3	15.8	3.3	14.6	3.5
Selling and marketing	22.5	5.0	23.5	4.9	21.9	5.2
General and administrative	31.5	7.0	32.5	6.8	29.0	6.9
Amortization of acquisition-related intangibles	10.4	2.3	10.5	2.2	9.0	2.1
Operating income	46.2	10.3	56.2	11.8	43.5	10.4
Interest expense, net	36.5	8.2	32.2	6.8	27.2	6.5
Loss on debt restructuring	—	—	7.2	1.5	—	—
Income before income taxes	9.7	2.2	16.8	3.5	16.3	3.9
Income tax expense	4.8	1.1	7.7	1.6	5.4	1.3
Net income	$4.9	1.1%	$9.1	1.9%	$10.9	2.6%
Other Data:
EBITDA (b)	$69.5	15.5%	$72.9	15.3%	$65.2	15.5%

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for fiscal years 2015, 2014 and 2013 includes $0.2 million, $1.5 million and $0.4 million, respectively, of utilization of the net increase in cost basis of inventory that resulted from purchase accounting.

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

•
our first lien senior credit facility contains covenants that require us to maintain a total leverage ratio that contains EBITDA as a component, and our management team uses EBITDA to monitor compliance with these covenants;

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

Our results for fiscal year 2015 compared to our results for fiscal year 2014
Sales: Our sales by market for fiscal year 2015, which included 52 weeks, and for fiscal year 2014, which included 53 weeks, are summarized as follows (dollars in millions):

	Year Ended
	October 2, 2015		October 3, 2014		Decrease
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$181.2	41%	$181.9	38%	$(0.7)	—%
Medical	68.1	15	73.0	16	(4.9)	(7)
Communications	165.8	37	181.2	38	(15.4)	(8)
Industrial	22.7	5	24.6	5	(1.9)	(8)
Scientific	9.9	2	14.6	3	(4.7)	(32)
Total	$447.7	100%	$475.3	100%	$(27.6)	(6)%

Sales of $447.7 million for fiscal year 2015 were $27.6 million, or approximately 6%, lower than sales of $475.3 million for fiscal year 2014. Our ASC Signal Division, which resulted from our acquisition of ASC Signal in September 2015, contributed approximately $3 million in radar and communications sales for fiscal year 2015. Explanations for the sales decrease by market for fiscal year 2015 compared to fiscal year 2014 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for these two markets were essentially unchanged. An increase in sales to support certain naval radar programs, including Aegis radar systems, was offset by a decrease in sales to support a radar program with fluctuating annual demand levels and an airborne electronic warfare program that has been completed.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 7% decrease in sales in the medical market was primarily due to a decrease in sales of x-ray imaging products, in part due to lower sales for customers in Asia, and was partially offset by an increase in sales for MRI applications. Sales for our x-ray imaging products were negatively impacted by foreign economic conditions and the relative strength of the U.S. dollar in fiscal year 2015.

•
Communications: Sales of our communications products consist of sales for commercial and military communications applications, and the 8% decrease in sales in the communications market was due to lower sales for both types of applications. The decrease in commercial communications sales was primarily due to the timing of large direct-to-home and fixed satellite services programs for which orders were received, and shipments were made, in fiscal year 2014 but not in fiscal year 2015. We also believe that economic conditions in Russia caused recent program delays for certain sizable commercial communications programs. The decrease in military communications sales was primarily the result of lower sales of advanced TCDL antenna products for a specific program, as expected, due to the completion of shipments for the large original order; shipments are continuing for smaller, follow-on orders subsequently received for this program.

•
Industrial: Sales for our industrial market consist of sales to support a wide range of systems used for applications including material processing, instrumentation and testing. Sales in this market are cyclical and generally follow the state of the economy. The $1.9 million decrease in sales of industrial products was due to lower sales to support electromagnetic vulnerability testing, material analysis and industrial fabrication applications and was partially offset by an increase in sales to support cargo screening applications.

•
Scientific: Sales in the scientific market consist of sales of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Sales in this market are historically one-time projects and can fluctuate significantly from period to period. The $4.7 million decrease in scientific sales was the result of a decrease in sales for certain foreign linear accelerator programs.

Gross Profit. Gross profit was $125.6 million, or 28.1% of sales, for fiscal year 2015 compared to $138.6 million, or 29.2% of sales, for fiscal year 2014. The $13.0 million decrease in gross profit was primarily due to lower shipment volume and a less favorable mix of product shipments for fiscal year 2015, partially offset by the favorable impact from currency translation of Canadian costs due to the strength of the U.S. dollar for fiscal year 2015 and the absence of a $1.5 million charge for utilization of the net increase in cost basis of inventory acquired in the acquisition of Radant for fiscal year 2014.
Research and Development. Research and development expenses were $14.9 million, or 3.3% of sales, for fiscal year 2015 and $15.8 million, or 3.3% of sales, for fiscal year 2014. The $0.9 million decrease in research and development expenses for fiscal year 2015 compared to fiscal year 2014 was primarily due to higher spending on customer funded programs which is charged to cost of sales.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	October 2, 2015	October 3, 2014
Company sponsored	$14.9	$15.8
Customer sponsored, charged to cost of sales	9.8	8.1
	$24.7	$23.9

Customer-sponsored research and development represents non-recurring development costs incurred on customer sales contracts to develop new or improved products.

Selling and Marketing. Selling and marketing expenses were $22.5 million, or 5.0% of sales, for fiscal year 2015, and $23.5 million, or 4.9% of sales, for fiscal year 2014. The $1.0 million decrease in selling and marketing expenses was primarily due to lower sales incentive expenses and the favorable impact of foreign currency denominated expenses, due to the strength of the U.S. dollar for fiscal year 2015, and the absence of the additional work week in fiscal year 2015 compared to fiscal year 2014.
General and Administrative. General and administrative expenses were $31.5 million, or 7.0% of sales, for fiscal year 2015, and $32.5 million, or 6.8% of sales, for fiscal year 2014. The $1.0 million decrease in general and administrative expenses was primarily due to $2.4 million lower accruals for management incentives in fiscal year 2015 than in fiscal year 2014, a $1.2 million reduction in the Radant contingent consideration expense and the favorable impact from currency translation of foreign expenses due to the strength of the U.S. dollar, and the absence of the additional work week in fiscal year 2015 compared to fiscal year 2014. The decrease in general and administrative expenses was partially offset by a $2.8 million increase in acquisition-related expenses, primarily related to the ASC Signal acquisition and a $0.6 million increase in allowance for doubtful accounts in fiscal year 2015 compared to fiscal year 2014.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $10.4 million for fiscal year 2015 and $10.5 million for fiscal year 2014. There was no significant change in the amortization of acquisition-related intangibles for fiscal year 2015 compared to fiscal year 2014.
Interest Expense, Net (“Interest Expense”). Interest expense was $36.5 million, or 8.2% of sales, for fiscal year 2015 and $32.2 million, or 6.8% of sales, for fiscal year 2014. The $4.3 million increase in interest expense was primarily due to the approximately $170.0 million increase in borrowings under the first lien term loan facility in connection with the April 2014 debt restructuring, partially offset by the absence of the additional work week in fiscal year 2015.

Loss on Debt Restructuring. Loss on debt restructuring of $7.2 million for fiscal year 2014 was due to expenses incurred in connection with the April 2014 debt restructuring. The loss on debt restructuring consisted of non-cash write-offs of deferred debt issue costs and original issue discount of $3.8 million for the termination of the previous senior secured credit facilities, as well as cash payments to third-party consultants of $3.4 million for services to modify the Senior Notes.

Income Tax Expense. We recorded an income tax expense of $4.8 million for fiscal year 2015 and an income tax expense of $7.7 million for fiscal year 2014. The effective income tax rate for fiscal year 2015 was 49%, and the effective income tax rate for fiscal year 2014 was 46%. The 49% tax rate for fiscal year 2015 was approximately the same as our estimated normalized effective tax rate for fiscal year 2015 of approximately 50%. Fiscal year 2015 included several discrete tax benefits that essentially offset discrete tax charges during the year. Fiscal year 2015 discrete tax benefits included $0.7 million for a change in state income apportionment and $1.0 million from the release of tax reserves, primarily for closure of California tax audit. Fiscal year 2015 discrete tax charges included $0.7 million for nondeductible acquisition earn-out expense, $0.6 million for an uncertain tax position attributable to amortizable basis and $0.5 million for nondeductible acquisition expenses. The 46% income tax rate for fiscal year 2014 was higher than our estimated normalized effective income tax rate of 38% for fiscal year 2014 primarily due to a change in our ability to utilize foreign tax credits generated or to be generated upon repatriation of certain earnings and nondeductible acquisition earn-out expense. This increase in tax was partially offset by discrete income tax benefits from the expiration of the statute of limitations on certain tax contingency reserves and a provision to tax return true-up. The increase in our estimated normalized tax rate of 38% for fiscal year 2014 to 50% for fiscal year 2015 is primarily due to foreign tax credit limitations.

Net Income. Net income was $4.9 million, or 1.1% of sales, for fiscal year 2015 compared to $9.1 million, or 1.9% of sales, for fiscal year 2014. The $4.2 million decrease in net income was primarily due to lower gross profit from lower shipment volume and a less favorable mix of product shipments, higher interest expense due primarily to the April 2014 debt restructuring, and higher acquisition-related expenses, partially offset by the absence of a loss on debt extinguishment, lower income tax expense, lower management incentive accruals, a lower increase in the fair value of the Radant contingent consideration liability, and the favorable currency translation effect of expenses denominated in foreign currencies due to the strength of the U.S. dollar for fiscal year 2015 compared to fiscal year 2014.
EBITDA. EBITDA was $69.5 million, or 15.5% of sales, for fiscal year 2015 compared to $72.9 million, or 15.3% of sales, for fiscal year 2014. The $3.4 million decrease in EBITDA was primarily due to lower gross profit from lower shipment volume and a less favorable mix of product shipments and higher acquisition-related expenses, partially offset by the absence of a loss on debt extinguishment, lower management incentive accruals, a lower increase in the fair value of the Radant contingent consideration liability, and the favorable currency translation effect of expenses denominated in foreign currencies due to the strength of the U.S. dollar for fiscal year 2015 compared to fiscal year 2014.

Calculation of Management Bonuses. Management bonuses were $0.9 million in fiscal year 2015 compared to $3.6 million in fiscal year 2014. Management bonuses for fiscal year 2015 and fiscal year 2014 were calculated pursuant to our Management Incentive Plan (“MIP”) and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for fiscal years 2015 for our officers, the EBITDA factor was weighted at 50% and cash generated by operations at 50%, and individual goals were not applicable. For our other members of management, generally equal weight was given to each EBITDA factor, cash generated by operations and individual goals. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2015 was $78.6 million compared to $89.8 million in fiscal year 2014. For fiscal year 2015, the excluded charges from EBITDA in calculating management bonuses were acquisition-related expenses of $6.0 million, stock-based compensation expense of $1.0 million, Veritas Capital management fees of $2.4 million and purchase accounting expenses of $0.2 million. Also excluded from EBITDA for purposes of calculating management bonuses for fiscal year 2015 was EBITDA generated by the ASC Signal acquisition of $0.6 million. For fiscal year 2014, the charges that were excluded from EBITDA in calculating management bonuses were acquisition-related expenses of $4.2 million, stock-based compensation expense of $1.0 million, the Veritas Capital management fees of $2.7 million, purchase accounting expenses of $1.5 million and expenses related to refinancing and issuance of a special dividend of $7.5 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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

•
Communications: Sales of our communications products consist of sales for commercial communications applications and military communications applications. The 21% increase in sales in the communications market was primarily due to higher sales of products to support military communications applications, including sales of advanced TCDL antenna products from our Malibu Division and products from our Radant Division. Sales of products to support certain commercial communications applications, including direct-to-home broadcast and fixed satellite services applications, increased as well. Our communications sales in fiscal year 2014 included products from the former M C L, Inc. (“MCL”) business that we acquired in June 2013.

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

Gross Profit. Gross profit was $138.6 million, or 29.2% of sales, for fiscal year 2014 compared to $118.1 million, or 28.2% of sales, for fiscal year 2013. The $20.5 million increase in gross profit was primarily due to higher shipment volume, a more favorable mix of products with higher margins and favorable translation of Canadian currency denominated expenses in fiscal year 2014, partially offset by a $1.5 million charge for utilization of the net increase in cost basis of inventory acquired from Radant. The inclusion of Radant Division acquired in October 2013 and improved performance at the Malibu Division contributed to the increase in gross profit for fiscal year 2014 compared to for fiscal year 2013.
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

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products. The reduction of customer-sponsored research and development expenses was primarily due to lower spending on customer-funded programs for vacuum electronic device products for the scientific markets and a program for advanced TCDL antennas as these products had transitioned into production.

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
Interest Expense, Net (“Interest Expense”). Interest expense was $32.2 million, or 6.8% of sales, for fiscal year 2014 and $27.2 million, or 6.5% of sales, for fiscal year 2013. The $5.0 million increase in interest expense for fiscal year 2014 compared to fiscal year 2013 was primarily due to the approximately $170.0 million increase in borrowings under the first lien term loan facility in connection with the April 2014 debt restructuring.
Loss on Debt Restructuring. Loss on debt restructuring of $7.2 million for fiscal year 2014 was due to expenses incurred in connection with the April 2014 debt restructuring. The loss on debt extinguishment consists of non-cash write-offs of deferred debt issue costs and the original issue discount of $3.8 million for termination of the previous senior secured credit facilities and cash payments to third-party consultants of $3.4 million for services to modify the Senior Notes.

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

Calculation of Management Bonuses. Management bonuses were $3.6 million in fiscal year 2014 compared to $3.3 million in fiscal year 2013. Management bonuses for fiscal year 2014 were calculated pursuant to our MIP and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. Management bonuses for fiscal year 2013 were calculated pursuant to our MIP and were based on four factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; (3) a measure of inventory turns by operation; and (4) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for fiscal years 2014 for our officers, the EBITDA factor was weighted at 50% and cash generated by operations at 50%, and individual goals were not applicable. Generally, for fiscal year 2013 for our officers, the EBITDA factor was weighted at 50% and cash generated by operations and inventory turns combined weighting was 50%, and individual goals were not applicable. For our other members of management for fiscal year 2014, generally equal weight was given to each EBITDA factor, cash generated by operations and individual goals. For our other members of management for fiscal year 2013, generally equal weight was given to each EBITDA factor, cash generated by operations and inventory turns on a combined basis, and individual goals. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2014 was $89.8 million compared to $72.8 million in fiscal year 2013. For fiscal year 2014, the excluded charges from EBITDA in calculating management bonuses were acquisition-related expenses of $4.2 million, stock-based compensation expense of $1.0 million, the Veritas Capital management fees of $2.7 million, purchase accounting expenses of $1.5 million and expenses related to refinancing and issuance of a special dividend of $7.5 million. For fiscal year 2013, the charges that were excluded from EBITDA in calculating management bonuses were acquisition-related expenses of $4.1 million, stock-based compensation expense of $1.0 million, the Veritas Capital management fees of $2.2 million and purchase accounting expenses of $0.4 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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

On September 17, 2015, we purchased the outstanding stock of ASC Signal for a payment of approximately $50.4 million in cash consideration, net of $2.2 million cash acquired, subject to post-closing adjustments based on a determination of ASC Signal’s closing net working capital. In addition to the $50.4 million paid on September 17, 2015, a $0.4 million post-closing adjustment related to working capital was unpaid as of October 2, 2015 and is expected to be paid in the first quarter of fiscal year 2016. We funded this acquisition with cash from operations and borrowings in an aggregate principal amount of $28.0 million under a new second lien term loan facility. See “Debt Obligations” under the caption “Contractual Obligations” below for more information.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	October 2, 2015	October 3, 2014	September 27, 2013
Cash and cash equivalents	$37.5	$50.6	$67.1
Working capital	$121.7	$128.2	$149.8

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.7 million as of October 2, 2015, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of October 2, 2015, excluding approximately $6.0 million of outstanding letters of credit, our total indebtedness was $548.4 million before the total unamortized debt discount of $4.4 million. We also had an additional $24.0 million available for borrowing under our revolving credit facility as of October 2, 2015. Our liquidity requirements are significant, primarily due to debt service requirements. For fiscal year 2015, our interest expense exclusive of debt issue costs and discount amortization was $32.4 million, and our cash interest paid was $32.3 million. With the increase in the amount of our indebtedness and the increase in the interest rate on the Senior Notes resulting from our April 2014 debt restructuring, our interest expense in fiscal year 2015 increased compared to fiscal year 2014. With the additional borrowings under a new second term loan facility we entered into on September 17, 2015 to partially fund the ASC Signal acquisition, our interest expense will further increase at least over the next two years.

As of October 2, 2015, we were in compliance with the covenants under the agreements governing our existing senior credit facilities and the indentures governing the Senior Notes.

Free Cash Flow and Adjusted Free Cash Flow

Our free cash flow and adjusted free cash flow were $14.1 million and $16.6 million, respectively, for fiscal year 2015. Free cash flow represents net cash provided by operating activities minus capital expenditures. Adjusted free cash flow represents free cash flow further adjusted to exclude certain acquisition-related transaction and start-up costs, management fees to Veritas Capital, expenses related to refinancing and issuance of a special dividend and cash received for a prior year transfer pricing audit. While these items may be recurring in nature, our management team believes that excluding such inflows and outflows from the presentation provides investors with an important supplemental metric by which to evaluate our operating financial performance and liquidity.

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

The following table reconciles free cash flow and adjusted free cash flow, non-GAAP financial measures, from a GAAP financial measure (in millions):

Fiscal Year 2015
Net cash provided by operating activities	$20.6
Cash capital expenditures	(6.5)
Free cash flow	14.1

Adjustments:
Cash paid for acquisition-related expenses, net of taxes(1)	1.3
Cash paid for Veritas Capital annual management fee, net of taxes(2)	1.7
Cash received for prior year transfer pricing audit(3)	(0.5)
Cash paid for refinancing expenses, net of taxes(4)	—
Total adjustments	2.5
Adjusted free cash flow	$16.6

(1) Represents transaction costs, net of income taxes, related to the evaluation, negotiation, closing and integration of acquisitions. Costs include fees for attorneys and other professional services, as well as expenses related to integration of acquired operations into those of CPI.

(2) Represents a management fee paid to Veritas Capital annually for advisory and consulting services, net of income taxes.
(3) Represents the net of income tax refunds, partially offset by payments, with respect to an audit by the Canada Revenue Agency (“CRA”) of CPI Canada’s purchase of the Satcom Division in fiscal years 2001 and 2002. We determined that this item should be excluded from this calculation as it pertains to previous years.

(4) Represents expenses, net of income taxes, incurred in connection with the senior notes consent solicitation, entering into a new senior secured credit facility and issuance of a special dividend, all of which were consummated in CPI’s third quarter of fiscal year 2014. Fiscal year 2015 cash expenses were $0.006 million.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Net cash provided by operating activities	$20.6	$53.6	$38.2
Net cash used in investing activities	$(56.9)	(44.5)	(10.9)
Net cash provided by (used in) financing activities	23.2	(25.6)	(3.2)
Net (decrease) increase in cash and cash equivalents	$(13.1)	$(16.5)	$24.1

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $20.6 million in fiscal year 2015 was attributable to net income of $4.9 million and depreciation, amortization and other non-cash charges of $26.5 million, partially offset by net cash used in working capital of $10.8 million. The primary uses of cash for working capital during fiscal year 2015 were an increase in accounts receivable due to the timing factors associated with shipments and sales.

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

Investing Activities

Investing activities for fiscal year 2015 comprised a payment of $50.4 million made for the purchase of the outstanding stock of ASC Signal and capital expenditures of $6.5 million.

Investing activities for fiscal year 2014 comprised a payment of $36.8 million made for the purchase of the outstanding stock of Radant and capital expenditures of $7.7 million.

Investing activities for fiscal year 2013 comprised payments of $6.0 million for the acquisition of MCL and capital expenditures of $4.9 million.

Financing Activities

Financing activities for fiscal year 2015 comprised borrowings in the amount of $27.4 million, net of issue discount, under CPII’s new second lien term loan facility, partially offset by repayments of borrowings under CPII’s first lien term loan facility of $3.1 million and payments of debt issue costs totaling $1.1 million.

Financing activities for fiscal year 2014 comprised a dividend payment of $175.0 million, repayments of borrowings under CPII’s prior and then new first lien term loan facilities of $144.2 million and $1.5 million, respectively, and payments of various costs totaling $14.1 million associated with the April 2014 debt restructuring activities. These financing uses of cash were significantly offset by $309.2 million in net proceeds from borrowings under the first lien term loan facility.

Financing activities for fiscal years 2013 comprised repayment of borrowings under CPII’s prior term loan facility of $3.2 million.

Contractual Obligations

The following table summarizes our significant contractual obligations as of October 2, 2015 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2016	2017-2018	2019-2020	Thereafter
Operating leases	$11,685	$3,001	$4,576	$1,869	$2,239
Purchase commitments	47,856	46,527	1,329	—	—
Debt obligations	548,350	3,100	545,250	—	—
Interest on debt obligations	79,621	34,685	44,936	—	—
Contingent consideration	10,000	10,000	—	—	—
Total cash obligations	$697,512	$97,313	$596,091	$1,869	$2,239
Standby letters of credit	$5,998	$5,998

The above table assumes (i) that the respective debt instruments will be outstanding until their scheduled maturity dates, (ii) a debt level based on mandatory repayments according to the contractual amortization schedule of our senior credit facilities, and (iii) that interest rates in effect on October 2, 2015 remain constant for future periods. The above table excludes (i) any optional and excess cash flow prepayments on our term loan facilities, and (ii) the effect of our contractual right to repay or refinance the Senior Notes by November 17, 2017, which would extend the maturity date for the term loan facilities from November 2017 to April 2021. Also excluded from the table above are future cash flows associated with our uncertain tax positions and our ASC Signal division's environmental loss contingency (see the information under the captions “Contingent Income Tax Obligations” and “Environmental Costs,” respectively, below).
The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the actual timing and amount of payments may be different.

Leases: We are committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of our leases provide for escalating lease payments. Assets subject to capital leases as of October 2, 2015 were not material.

Purchase Commitments: As of October 2, 2015, we had known purchase commitments of $47.9 million, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that we cannot cancel or for which we would be required to pay a termination fee in the event of cancellation.

Debt Obligations: As of October 2, 2015, our long-term debt consisted of the following (in thousands):

Senior Secured Credit Facilities:
First Lien Credit Agreement:
Revolving credit facility	$—
First lien term loan facility, excluding discount	305,350
First lien term loan unamortized original issue discount	(625)
304,725
Second Lien Credit Agreement:
Second lien term loan facility, excluding discount	28,000
Second lien term loan unamortized original issue discount	(557)
27,443
8.75% Senior Notes due 2018:
Principal	215,000
Unamortized debt discount	(3,218)
211,782

Total long-term debt	543,950
Less: current portion	3,100
Long-term portion	$540,850
Standby letters of credit	$5,998

Senior Secured Credit Facilities. In April 2014, we entered into a first lien credit agreement, which provides for (a) a first lien term loan in an aggregate principal amount of $310.0 million and (b) a $30.0 million revolving credit facility. We borrowed the full amount of the first lien term loan facility in connection with our April 2014 debt restructuring. No borrowings have been made to date under the revolving credit facility (other than for approximately $6.0 million of outstanding letters of credit as of October 2, 2015). We may seek commitments for new term loans and revolving loans in an amount not to exceed $75.0 million plus the aggregate amount of certain prepayments outlined in the first lien credit agreement.

On September 17, 2015, we entered into a second lien credit agreement, which provides for a second lien term loan borrowings in an aggregate principal amount of $28.0 million. We borrowed the entire $28.0 million available under the second lien term loan in connection with our acquisition of ASC Signal. We may seek commitments for new term loans in an amount not to exceed $10.0 million plus the aggregate amount of certain prepayments outlined in the second lien credit agreement.

Except as noted below, the first lien term loan and the second lien term loan will mature on November 17, 2017 and the revolving credit facility will mature on August 19, 2017. However, if (a) in the case of the term loans, on or before November 17, 2017, and, in the case of the revolving credit facility, on or before August 19, 2017, CPII has repaid or refinanced no less than 65% of the Senior Notes outstanding as of the closing date of the first lien term loan, or (b) the first lien leverage ratio as of August 19, 2017 is 2.50:1 or less on a pro forma basis, then the term loans will mature on April 7, 2021 and the revolving credit facility will mature on April 7, 2019.

The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swingline borrowings. Our obligations under the first lien and second lien credit agreements are guaranteed by Parent and CPII’s domestic subsidiaries and are secured by substantially all of the assets of CPII and such guarantors.

Borrowings under each of the first lien and second lien credit agreements bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate or (b) a base rate. LIBOR and the base rate borrowings under each of the term loans are subject to a 1.00% and 2.00% “floor,” respectively.

The first lien credit agreement is subject to amortization requirements. Both the first and second lien credit agreements are subject to prepayment requirements and contain customary representations and warranties, covenants, events of default and other provisions. There are, however, no financial covenants under the second lien credit agreement.

We paid and capitalized as debt issuance costs $1.1 million in fiscal year 2015 for incurred fees and costs associated with entering into our second lien credit agreement.

8.75% Senior Notes due 2018. In February 2011, we issued an aggregate of $215 million of 8.00% senior notes due 2018. The outstanding notes are our senior unsecured obligations. In April 2014, when the amendments in a supplemental indenture for the Senior Notes became operative, the interest rate on the Senior Notes increased from 8.00% to 8.75% per annum. The Parent and each of our existing and future restricted subsidiaries (as defined in the indenture governing the Senior Notes) guarantee the Senior Notes on a senior unsecured basis. The indenture governing the Senior Notes limits, subject to certain exceptions, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock; pay dividends and make other restricted payments; make certain investments; sell assets; create liens; consolidate, merge or sell all or substantially all of our assets; enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries.

See Note 6, “Long-term Debt,” to the accompanying consolidated financial statements for more details on our credit agreements.

Radant Contingent Consideration

Contingent consideration relates to our purchase of all of the outstanding stock of Radant in October 2013. In connection with, and as part of the consideration for, the acquisition, we are required to pay the previous owners of Radant additional consideration of $10.0 million at the end of December 2015 for Radant’s having achieved certain agreed-upon financial targets over the two years following the date of acquisition.

Contingent Income Tax Obligations

Uncertain tax positions, including any related interest accrual, represent unrecognized tax benefits related to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of October 2, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, our total unrecognized tax benefits of $0.9 million reported as other long-term liability in our consolidated balance sheet has been excluded from the contractual obligations table above.

See Note 11, “Income Taxes,” to the accompanying consolidated financial statements for more information.

Environmental Costs

ASC Signal may have environmental liabilities of approximately $2.8 million for remediation efforts related to volatile organic compounds (“VOC”) and other contamination at ASC Signal's Whitby, Ontario manufacturing facility. We have environmental liability insurance policies which are expected to fully indemnify us from any costs incurred for the remediation efforts. As we believe that the expected remediation costs will be less than the insurance policy limits and due to the uncertainty with respect to the timing of future cash flows associated with the environmental remediation, the environmental loss reserve reported as other long-term liability in our consolidated balance sheet has been excluded from the contractual obligations table above.

The calculation of environmental loss reserve is based on the evaluation of currently available information. Actual costs to be incurred in future periods may vary from the amount of reserve given the uncertainties regarding the status of laws, regulations, enforcement policies, and the impact of potentially responsible parties, technology and information related to affected site.

Veritas Capital Management Fees

Included in amounts of incurred and paid fees and costs attributed to entering into the second lien credit agreement and the acquisition of ASC Signal were $1.0 million in total transaction fees we paid to Veritas Capital in accordance with our advisory agreement.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for fiscal year 2015 were $6.5 million. In fiscal year 2016, ongoing capital expenditures are expected to be approximately $8.0 to $9.0 million and to be funded by cash flows from operating activities.

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

Recoverability of long-lived assets

We test goodwill and identifiable intangible assets with indefinite useful lives for impairment annually. We amortize intangible assets subject to amortization over their respective estimated useful lives and review them for impairment. We amortize identifiable intangible assets on a straight-line basis over their useful lives of up to 40 years.

We assess the recoverability of the carrying value of goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level (our eight divisions) based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent the reporting unit’s carrying value of goodwill exceeds its implied fair value, impairment exists and must be recognized. This process requires the use of discounted cash flow models that utilize certain judgments and estimates, including projections of future revenue and expenses, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

At October 2, 2015 and October 3, 2014, the carrying amount of goodwill and other intangible assets with indefinite useful lives was $250.5 million and $232.8 million, respectively. Based on our test for impairment performed in the fourth quarter of fiscal year 2015, goodwill and other intangible assets with indefinite useful lives were determined not to be impaired. A key input in estimating our reporting unit fair value are the discounted cash flows and related financial forecasts. While each of the reporting units has historically experienced stable businesses, there is inherent volatility and levels of uncertainty in future periods that can impact our fair value estimates. We will continue to evaluate the need for impairment at least annually in the fourth quarter or in other fiscal quarters if changes in circumstances or available information indicate that impairment may have occurred.

At October 2, 2015 and October 3, 2014, the carrying amount of property, plant and equipment and finite-lived intangible assets was $306.8 million and $290.4 million, respectively. We review the carrying values of long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. We assess the recoverability of property, plant and equipment to be held and used and finite-lived intangible assets by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Our principal identifiable intangible assets acquired generally include developed technology, core technology, tradenames, backlog and customer relationships. Developed technology consists of products that have reached technological feasibility. Core technology represents a combination of processes, inventions and trade secrets related to the design and development of acquired products. Customer relationships represent the underlying relationships and agreements with customers of the acquired company’s installed base. We have generally valued intangible assets based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of tradenames and completed technology is based on the relief-from-royalty method, which uses royalty rates based on both a return-on-asset method and market comparable rate. The valuation of backlog and customer relationships is based on the excess earnings method, which requires us to forecast future expected earnings of the acquired company based on management’s best estimates derived from historical results, and future projected demand of their offerings.

In addition, we estimate the useful lives of our intangible assets based upon the expected period over which we anticipate generating economic benefits from the related intangible asset.

Net tangible assets consist of the fair values of tangible assets less the fair values of assumed liabilities and obligations. Except for deferred revenues, net tangible assets were generally valued by us at the respective carrying amounts recorded by the acquired company, if we believed that their carrying values approximated their fair values at the acquisition date. The values assigned to deferred revenue reflect an amount equivalent to the estimated cost plus an appropriate profit margin to complete the work related to the acquired company’s customer contracts.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period (up to one year from the acquisition date) and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the estimated value of uncertain tax positions or tax related valuation allowances, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statements of comprehensive income.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of October 2, 2015, we had (i) fixed-rate senior notes of $211.8 million (net of the unamortized original issue discount of $3.2 million) due in 2018, bearing interest at 8.75% per year, (ii) a variable-rate first lien term loan of $304.7 million (net of $0.6 million unamortized original issue discount), and (iii) a variable-rate second lien term loan of $27.4 million (net of $0.6 million unamortized original issue discount), which we entered into on September 17, 2015 to partially fund the ASC Signal acquisition.
Both the variable-rate first lien term loan and the variable-rate second lien term loan are subject to changes in the LIBOR rate. As of October 2, 2015, the variable interest rates on the first lien term loan and the second lien term loan were 4.25% and 8.00%, respectively.
We performed a sensitivity analysis to assess the potential loss in future earnings that a 10 basis points increase in the variable portion of interest rates over a one-year period would have on our term loan facilities. The impact was determined based on the hypothetical change from the end of period market rates over a period of one year and would result in no change in future interest expense, as a 10 basis points increase in the current variable interest rate on each of our term loans would not increase the rate above the “LIBOR floor” in the respective credit facilities. Based on the current provisions of our term loans, the LIBOR rate would have to increase to 1% before impacting our future interest expense.
Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At October 2, 2015, the fair value of foreign currency forward contracts comprised a short-term liability of $1.8 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive loss in the consolidated balance sheets. At October 2, 2015, the unrealized loss, net of tax of $0.7 million, was $2.0 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next five fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of comprehensive income. No ineffective amounts were recognized due to anticipated transactions failing to occur for fiscal years 2015, 2014 and 2013.

As of October 2, 2015, we had entered into Canadian dollar forward contracts for approximately $45.0 million (Canadian dollars), or approximately 82% of estimated Canadian dollar denominated expenses for October 2015 through September 2016, at an average rate of approximately 0.80 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.3 million annually to our net income.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal year 2015 included all of our operations other than those that we acquired in the September 17, 2015 acquisition of ASC Signal Holdings Corporation. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation in the year of the acquisition. We are currently assessing the control environment of this acquired business. ASC Signal’s sales constitute approximately 0.6% of our sales for the fiscal year covered by this report, and ASC Signal’s assets constitute approximately 9% of our total assets as of the end of such period. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 2, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of October 2, 2015.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the board of directors of CPI International, Inc. (“CPII”), the board of directors of CPI International Holding Corp. (“Parent”) and our named executive officers as of December 10, 2015.

Name	Age	Office and Position
O Joe Caldarelli	65	Chief Executive Officer and Director
Robert A Fickett	55	President, Chief Operating Officer and Director
Joel A Littman	63	Chief Financial Officer, Treasurer and Secretary
John R Beighley	63	Vice President and Assistant Secretary of CPII
Don C Coleman	61	Vice President of CPII
Andrew E Tafler	60	Vice President of CPII
Hugh D Evans	47	Chairman of the Board of Directors, Director
Ramzi M Musallam	47	Director
Jeffrey P Kelly	41	Director
Benjamin M Polk	64	Director
Michael J Meehan	75	Director
Admiral Leighton W Smith, Jr.	76	Director

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

Hugh D. Evans serves as the chairman of our board of directors. Mr. Evans is a managing partner at Veritas Capital Fund Management L.L.C and its affiliates (“Veritas Capital”). Prior to joining Veritas in 2005, Mr. Evans was a partner at Falconhead Capital, a middle market private equity firm. Prior to Falconhead, Mr. Evans was a principal at Stonington Partners. Mr. Evans began his private equity career in 1992 at Merrill Lynch Capital Partners, the predecessor firm of Stonington, which was a wholly owned subsidiary of Merrill Lynch. Mr. Evans is a member of the boards of directors of Truven Health Analytics Inc. and several private companies and was a member of the board of directors of Aeroflex Holding Corp. from August 2007 to September 2014. Mr. Evans holds an A.B. from Harvard University and an M.B.A. from the University of Chicago Graduate School of Business. Mr. Evans was chosen to serve on our board of directors because of his position as a partner of Veritas Capital, his experience on other public and private company boards and his extensive experience in finance and private equity investment.

Ramzi M. Musallam serves as a member of our board of directors. Mr. Musallam is a managing partner of Veritas Capital, which he has been associated with since 1997. Mr. Musallam is a member of the boards of directors of Truven Health Analytics Inc. and several private companies and was a member of the board of directors of Aeroflex Holding Corp. from August 2007 to September 2014, Vangent, Inc. from February 2007 to September 2011 and DynCorp International Inc. from February 2005 to July 2010. Mr. Musallam holds a B.A. from Colgate University with a major in Mathematical Economics and an M.B.A. from the University of Chicago Booth School of Business. Mr. Musallam was chosen to serve on our board of directors because of his position as a partner of Veritas Capital, his experience on other public and private company boards and his extensive experience in finance and private equity investment.

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

Admiral Leighton W. Smith, Jr. (USN Ret.) joined our board of directors in June of 2011. Admiral Smith was appointed to four-star rank in April 1994, became commander-in-chief, U.S. Naval Forces Europe and commander-in-chief, Allied Forces Southern Europe and concurrently assumed the command of the NATO-led Implementation Force in Bosnia in December 1995. Admiral Smith retired from the U.S. Navy in 1996 after 34 years of service. Admiral Smith has served as a distinguished fellow at the Center for Naval Analysis and as a senior advisor to the Institute for Defense Analysis. Until December 2015, he was also president of Leighton Smith Associates and was engaged in consulting to major defense contractors. Admiral Smith is also a member of the board of Billing Services Group, a provider of clearing, settlement, payment and financial risk management solutions to the telecommunications industry. Prior to 2010, Admiral Smith served as a member of the board of directors of DynCorp International, Inc. Admiral Smith holds a B.A. in Naval Science from the U.S. Naval Academy and a Master’s degree in Personnel Counseling from Troy State University. Admiral Smith was chosen to serve on our board of directors because of his extensive experience in and knowledge of the U.S. Department of Defense, which allows him to bring additional perspective and invaluable insight to our board of directors.

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

Item 11. Executive Compensation

DIRECTOR COMPENSATION
Director Compensation Table
The table below summarizes the compensation paid to or earned by each person who was a director of the Company during the fiscal year ended October 2, 2015, other than any director who is an executive officer. Mr. Caldarelli and Mr. Fickett are also named executive officers, and information regarding compensation paid to or earned by them is presented below under “Executive Compensation-Summary Compensation Table” and the related explanatory tables and narrative disclosures. Mr. Caldarelli and Mr. Fickett did not receive any additional compensation for their service as directors.

	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards	All Other Compensation	Total Compensation
Hugh D. Evans	—	—	—	—	—
Ramzi M. Musallam	—	—	—	—	—
Benjamin M Polk	—	—	—	—	—
Jeffrey P. Kelly	—	—	—	—	—
Michael J. Meehan(2)	38,500	—	—	—	38,500
Admiral Leighton W. Smith Jr.(2)	37,500	—	—	—	37,500

(1)	For a description of the fees earned by the non-employee directors during the fiscal year ended October 2, 2015, see the disclosure below under “Narrative to Director Compensation Table.”

(2)
On June 6, 2011, Mr. Meehan and Admiral Smith were each granted Class B membership interests equal to approximately 0.01% of the aggregate amount of all outstanding Class A and Class B membership interests in Holding LLC upon their appointment to the board for the first time. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of Class A membership interests, including affiliates of Veritas Capital, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The Class B membership interests are non-transferable, and are subject to vesting over a five-year period. Vesting would be accelerated in the event of a change of control.

Information with respect to unvested Class B membership interests in Holding LLC granted to Mr. Meehan and Admiral Smith and outstanding as of October 2, 2015, follows:

Class B Membership Interest That Has Not Vested
Michael J. Meehan	0.002%
Admiral Leighton W. Smith Jr.	0.002%
Narrative to Director Compensation Table
Our independent directors are paid an annual cash retainer of $35,000 plus per meeting fees of $1,500 if in-person and $500 if via teleconference. In addition, we expect to make a one-time grant of Class B membership interests in Holding LLC to an independent director joining the board for the first time, in an amount to be determined by the full board of directors at such time. We may also make additional grants of Class B membership interests in Holding LLC to our independent directors from time to time, as and when determined by the full board. We do not pay any compensation to our non-independent board members in their capacity as such. See “Security Ownership of Certain Beneficial Owners and Management” for additional information regarding the Class B membership interests in Holding LLC.

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
The following narrative discussion of the Company’s compensation policies and practices describes the Company’s policies following the February 2011 merger.
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
From time to time, the board of directors may utilize the services of independent consultants to perform analyses and to make recommendations to the board of directors relative to executive compensation matters. During fiscal years 2013, 2014 and 2015, the board of directors was not advised by any compensation consultants. The recommendations of the chief executive officer are also solicited by the board of directors with respect to compensation for named executives other than the chief executive officer.
Elements and Brief Description of Components of Compensation
The elements of our compensation program consist of the following:
Salary
In view of our desire to reward performance and loyalty and to place a significant portion of each executive officer’s compensation at risk, we regard salary as only one component of the compensation of our named executive officers. Our executive officers’ salaries for fiscal year 2015 were approved by our board of directors.
We review the base salaries of our named executive officers annually, after receiving recommendations from our chief executive officer.

Management Incentive Plan
Under our Management Incentive Plan (“MIP”), we set objective financial and performance goals near the beginning of each fiscal year. Each executive officer receives an award under which he will receive a bonus equal to a percentage of his base salary; the applicable percentage depends on whether, and the extent to which, the objective performance goals are achieved for the fiscal year. For each fiscal year, we determine a minimum level of objective performance goals that must be achieved before the executive officers will receive any bonuses under the MIP. The goals and calculations underlying the MIP for fiscal year 2015 are discussed in greater detail under “Management Incentive Plan Awards for Fiscal Year 2015.” The executive officers’ goals under the MIP for fiscal year 2015 were set and approved by our board of directors.
Equity Grants
In 2011, we provided the named executive officers with the opportunity to purchase Class A membership interests in Holding LLC and also issued Class B membership interests to them. The Class B membership interests are subject to vesting. These membership interests will increase in value if the Company’s value increases and are designed to provide a valuable long-term incentive to our named executive officers.
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
Severance Payments, Change-in-control Payments and Related Tax Gross-ups
The Company is party to employment agreements with its named executive officers. These employment agreements provide that our named executive officers will receive certain severance benefits if we terminate their employment without “cause,” or, in the case of our (a) chief executive officer, (b) chief operating officer and president, and (c) chief financial officer, treasurer and secretary, if they terminate their employment with “good reason” (e.g., because they are demoted). If their termination of employment follows a change in control of the Company, our chief executive officer, chief operating officer and president, and chief financial officer, treasurer and secretary will receive an enhanced level of severance benefits. Furthermore, if a golden parachute excise tax is imposed on our chief executive officer, chief operating officer and president or chief financial officer, treasurer and secretary in connection with his termination of employment following a change in control, the affected executive will receive “gross-up” payments to make him whole for the golden parachute excise tax. However, if a 10% or less reduction in severance would eliminate the golden parachute tax, then the severance will be reduced to eliminate the tax and no reimbursement will be provided. The details of such arrangements are discussed in the section entitled “Narrative Disclosure to Summary Compensation Table, Grants of Plan-based Awards Table, and Grants of Other Equity-based Awards Table-Employment Agreements” below.

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The board of directors, which serves as the compensation committee for the Company, has reviewed the Compensation Discussion and Analysis for fiscal year 2015 and discussed its contents with the Company’s management. Based on such review and discussions, the board of directors recommended that the Compensation Discussion and Analysis be included in the annual report on Form 10-K.

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
SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid to or earned for the fiscal year ended October 2, 2015 by:

•	the chief executive officer;

•	the chief financial officer; and

•	the three other most highly compensated individuals who were serving as executive officers of the Company at the end of the fiscal year.

These individuals are referred to in this proxy as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation(c)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(d)	All Other Compensation(e)	Total
O. Joe Caldarelli (a)(b)	2015	$491,997	$—	$—	$—	$112,333	$70,064	$674,394
Chief Executive Officer	2014	557,996	—	—	1,047,345	133,149	74,992	1,813,482
	2013	587,996	—	—	890,131	—	79,024	1,557,151
Joel A. Littman	2015	344,308	—	—	54,742	—	52,187	451,237
Chief Financial Officer,	2014	334,442	—	—	402,239	—	51,606	788,287
Treasurer & Secretary	2013	324,942	—	—	371,834	—	51,760	748,536
Robert A. Fickett	2015	401,769	—	—	144,631	—	58,187	604,587
Chief Operating Officer	2014	390,038	`	—	534,352	—	56,775	981,165
& President	2013	379,038	—	—	515,518	—	56,937	951,493
John R. Beighley	2015	192,192	—	—	56,134	—	37,935	286,261
Vice President	2014	189,192	—	—	96,421	—	37,652	323,265
	2013	185,654	—	—	151,555	—	37,731	374,940
Don C. Coleman	2015	228,116	—	—	42,139	—	41,365	311,620
Vice President	2014	221,116	—	—	183,369	—	40,682	445,167
	2013	214,385	—	—	201,902	—	40,500	456,787

(a)
For Mr. Caldarelli , salary, non-equity incentive plan compensation and all other compensation amounts are denominated in Canadian dollars. Salary and all other compensation amounts were converted to U.S. dollars using the average exchange rate during fiscal year 2015 of approximately US$0.82 for C$1.00, during fiscal year 2014 of approximately US$0.93 for C$1.00 and during fiscal year 2013 of approximately US$0.98 for C$1.00. Non-equity incentive plan compensation amounts were converted to U.S. dollars for fiscal year 2015 using an exchange rate as of October 2, 2015 of approximately US$0.76 for C$1.00, for fiscal year 2014 using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00 and for fiscal year 2013 using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00.

(b)
Mr. Caldarelli’s base salary was increased to C$600,000 on January 7, 2012. Prior to this increase, his base salary was C$575,000. From October 2004 to January 8, 2011, his base salary had remained constant at C$550,000. Any changes to his base salary as reported on the table were a result of the changing U.S. dollar to Canadian dollar exchange rate.

(c)
Includes amounts earned under the Company’s MIP for all of the named executive officers and amounts earned under the Company’s sales incentive plan for Mr. Beighley. As noted above, for Mr. Caldarelli, the payments are denominated in Canadian dollars, and the fiscal year 2015 amount was converted to U.S. dollars using an exchange rate as of October 2, 2015 of approximately US$0.76 for C$1.00, while the fiscal year 2014 amount was converted to U.S. dollars using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00 and the fiscal year 2013 amount was converted to U.S. dollars using an exchange rate as of September 27, 2013 of approximately US$0.98 for C$1.00.

For fiscal year 2015, Mr. Caldarelli, at his discretion, voluntarily reduced the bonus which he was entitled to under the MIP by the entire amount of US$95,917, and this amount was redistributed in equal amounts to all other participants, except CPI officers and division presidents.

(d)
Mr. Caldarelli’s pension plan is denominated in Canadian dollars. The aggregate change in the actuarial present value of the pension benefit obligation during fiscal years 2013, 2014 and 2015 consists of the following:

	Fiscal Year 2013(1)	Fiscal Year 2014	Fiscal Year 2015
U.S. dollar changes in Canadian pension benefit obligation	$(287,534)	$284,689	$131,548
Increases in pension benefit obligation as a result of the changing U.S. dollar to Canadian dollar exchange rate	(55,731)	(151,540)	(19,215)
Total changes in pension benefit obligation in U.S. dollars	$(343,265)	$133,149	$112,333

(1) Mr. Caldarelli had a negative change in the actuarial present value of the pension benefit obligation in fiscal year 2013 in the total amount of $343,265 due primarily to a change in the assumed discount rate. For details, please refer to “Narrative Disclosure to Pension Benefits Table.”
The amounts above were calculated using an exchange rate at the beginning of fiscal year 2013 of approximately US$1.02 for $C$1.00, at the end of 2013 of approximately US$0.98 for C$1.00, at the end of fiscal year 2014 of approximately US$0.89 for C$1.00, at the end of fiscal year 2015 of approximately US$0.76 for C$1.00

(e)	Details regarding the various amounts included in this column are provided in the following table entitled “All Other Compensation Table for Fiscal Year 2015.”

All Other Compensation Table for Fiscal Year 2015
The components of the amounts shown in the “All Other Compensation” column of the “Summary Compensation Table” are displayed in detail in the following table.

Name of Executive	Company 401(k) Contribution	Car Allowance (a)	Tax Gross-ups (b)	Payments to Non-qualified Deferred Compensation Plan (c)	Cash in Lieu of Pension (d)	Other Compensation	Total
O. Joe Caldarelli	$—	$32,228	$17,516	$—	$20,320	$—	$70,064
Joel A. Littman	12,099	25,200	—	14,888	—	—	52,187
Robert A. Fickett	12,587	25,200	—	20,400	—	—	58,187
John R. Beighley	9,129	25,200	—	3,606	—	—	37,935
Don C. Coleman	10,835	25,200	—	5,330	—	—	41,365

(a)
Represents the total cost to the Company for use by the named executive officer of a company car during fiscal year 2015. For Mr. Caldarelli, this includes amounts paid by the Company for lease costs, reimbursement of gas, maintenance costs and car insurance. For Mr. Caldarelli, the amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2015 of approximately US$0.82 for C$1.00.

(b)
Represents tax gross-ups paid to Mr. Caldarelli related to the use of a company car. The amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2015 of approximately US$0.82 for C$1.00.

(c)	Represents amount to be contributed by the Company to the non-qualified deferred compensation plan for fiscal year 2015.

(d)
The Company’s Canadian subsidiary makes contributions to a defined benefit plan (discussed under “Pension Benefits” below). The amounts in this column represent the excess of the amount the Company is obligated to contribute over the governmentally imposed limitation on contributions. For Mr. Caldarelli, this amount was paid to an investment advisor managing investments in the defined benefit plan. The amounts shown are denominated in Canadian Dollars and were converted to U.S. Dollars using the average exchange rate during fiscal year 2015 of approximately US$0.82 for C$1.00.

Grants of Plan-based Awards For Fiscal Year 2015
The following table provides information concerning grants of plan-based awards to each of the named executive officers for the fiscal year ended October 2, 2015.

		Date of Approval by	Estimated Future Payments Under Non-equity Incentive Plan Awards(1)			Actual Payouts Under Non-equity Incentive Plan	All Other Stock Awards: Number of Shares of Stock or Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Compensation Committee	Threshold ($)	Target ($)	Maximum ($)	Awards(2) ($)	Units (#)	Options (#)	Awards ($/Sh)	Awards ($)
O. Joe Caldarelli(3)	—	—	$136,800	$456,000	$957,600	$—	—	—	—	—
Joel A. Littman	—	—	62,460	208,200	416,400	54,742	—	—	—	—
Robert A. Fickett	—	—	91,125	303,750	668,250	144,631	—	—	—	—
John R. Beighley	—	—	23,930	95,750	178,677	56,134	—	—	—	—
Don C. Coleman	—	—	34,500	115,000	258,750	42,139	—	—	—	—

(1)	Amounts represent possible payouts under the Company’s MIP for fiscal year 2015 for all of the named executive officers.

(2)
The amounts in this column represent the actual payouts under the MIP for fiscal year 2015 for all of the named executive officers. The amounts in this column are also included in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

(3)
For Mr. Caldarelli, estimated future payments under non-equity incentive plan awards and actual payouts under non-equity incentive plan awards are denominated in Canadian dollars, which were converted to U.S. dollars using an exchange rate as of October 2, 2015 of approximately US$0.76 for C$1.00.

For fiscal year 2015, Mr. Caldarelli, at his discretion, voluntarily reduced the bonus which he was entitled to under the MIP by the entire amount of US$95,917, and this amount was redistributed in equal amounts to all other participants, except CPI officers and division presidents
Grants of Equity-based Awards For Fiscal Year 2015
There are no equity-based awards granted to named executive officers during fiscal year 2015.

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
Each of these executive officers is eligible to receive an annual cash bonus through participation in the Company’s MIP, as in effect from time to time, and awards under the Company’s equity incentive plans. For fiscal year 2015, the target bonuses for Messrs. Caldarelli, Fickett and Littman under the Company’s MIP were 1.0, 0.75 and 0.60 respectively, times their respective base salaries. Each of these executive officers is eligible to participate in other benefit plans, policies and programs.
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

Mr. Beighley

CPI has an employment letter, dated June 27, 2000, with Mr. Beighley that provides for an annual base salary of $131,000. The Company’s current practice is for the base salary to be reviewed and adjusted as appropriate. The letter provides that Mr. Beighley is entitled to participate in the Company’s MIP. Mr. Beighley is also entitled to participate in the executive car program, the 401(k) plan and the executive physical program. In addition, Mr. Beighley is entitled to business travel insurance of up to $1 million. Pursuant to the letter, if Mr. Beighley is terminated without cause, he will be entitled to continued payment of his base salary for 12 months, the continuation of employee benefits for 18 months, 100% of the management incentive award that otherwise would have been earned by him, continued use of his company car, and full outplacement services. In order to receive the foregoing severance benefits, Mr. Beighley will be required to execute a general release in favor of the employer. In the event of Mr. Beighley’s death, his heirs or estate will be entitled to receive an amount equal to two times his weekly earnings plus an additional day for every year of completed service.

Management Incentive Plan Awards for Fiscal Year 2015
For fiscal year 2015, our board of directors established goals under the MIP based on earnings before interest, taxes, depreciation and amortization, further adjusted to exclude certain acquisition-related transaction and start-up costs, management fees to Veritas Capital, refinancing expenses and stock-based compensation expense (“Adjusted EBITDA”), and cash flows from operating activities before taxes, interest and certain acquisition-related transaction and start-up costs, management fees to Veritas Capital, refinancing and other specified expenses, less recurring cash flow from investing activities (“Adjusted Operating Cash Flow”). The Adjusted EBITDA and Adjusted Cash Flow from acquisitions made during the fiscal year are also excluded. Minimum and maximum Adjusted EBITDA and Adjusted Operating Cash Flow goals were established at the corporate level and at each division. No bonus is payable with respect to a performance factor if the performance is below the minimum goal. Performance above the maximum level would not result in any increase in bonus.

The following table sets forth for fiscal year 2015, the minimum threshold goals (below which no bonuses based on the corresponding factor would be paid) and the maximum goals (above which no bonuses based on the corresponding factor would be paid), for Company Adjusted EBITDA and Adjusted Operating Cash Flow as well as the Company’s actual performance for the year (dollars in millions).

Performance Factor	Minimum Threshold	Maximum Threshold	Actual Performance
Company Adjusted EBITDA	$77.0	$90.0	$78.6
Company Adjusted Op. Cash Flow	65.0	78.0	58.1

In calculating Adjusted EBITDA for fiscal year 2015, the Company excluded the following items: transaction costs related to closing and integration of acquisitions of $6.0 million, stock-based compensation expense of $1.0 million, an adjustment for the impact of the revaluation of acquired assets and liabilities of $0.2 million, the Veritas Capital management fees of $2.4 million and the impact from ASC Signal of $0.6 million. The base salary used for each executive was: Mr. Caldarelli C$600,000 Canadian, Mr. Littman $347,000, Mr. Fickett $405,000, Mr. Beighley $193,000, and Mr. Coleman $230,000.

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

For fiscal year 2015, the CMP Division’s actual Adjusted EBITDA and Adjusted Operating Cash Flow were both below the minimum thresholds.

The award for Mr. Fickett, our chief operating officer and president, provided that his bonus would be weighted as follows: 30% on Adjusted EBITDA for the Company as a whole, 30% on Adjusted Operating Cash Flow for the Company as a whole, 20% on Adjusted EBITDA for the Microwave Power Products (“MPP”) Division (of which he is the president) and 20% on Adjusted Operating Cash Flow for the MPP Division. His bonus would be 22.5% of his base salary (as of the end of the fiscal year) on achievement of the minimum thresholds and 165% of his base salary on achievement of the maximum levels of Adjusted EBITDA and Adjusted Operating Cash Flow, with percentages interpolated for other levels of Adjusted EBITDA and Adjusted Operating Cash Flow.

For fiscal year 2015, the MPP Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount equal to approximately 11% of the difference between the minimum and maximum thresholds, and the MPP Division’s actual Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 34% of the difference between the minimum and the maximum thresholds.

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

For fiscal year 2015, the BMD Division’s actual Adjusted EBITDA exceeded the minimum threshold by an amount equal to approximately 23% of the difference between the minimum and maximum thresholds, and the BMD Division’s Adjusted Operating Cash Flow was below the minimum threshold.

The MIP provided that total aggregate bonus payments under the MIP for fiscal year 2015 would not exceed 8% of Adjusted EBITDA. For fiscal year 2015, the bonuses actually paid under the MIP did not approach this limit.

Except in the case of scheduled retirement, death or disability or as otherwise provided in an employee’s employment agreement, to be eligible for a bonus award, an executive officer must be on the payroll in good standing at the end of the fiscal year and at the time of payment. Payments are expected to be distributed on January 8, 2016 for U.S. executive officers, and no later than the end of January 2016 for Canadian executive officers. In the event of scheduled retirement, death or disability, a pro rata payment will be made to the executive officer or the executive officer’s estate.

Sales Incentive Plan Awards for Fiscal Year 2015

The award for Mr. Beighley under the Sales Incentive Plan provided that his bonus would be weighted as follows: 80% on worldwide field orders, 6.7% for days sales outstanding for Europe, 6.7% for advanced payments received, 3.3% for receivables past due for Europe and 3.3% for receivables past due for the U.S. and the rest of the world. His bonus would be 6.5% of his base salary (as in effect as of the beginning of the fiscal year) on achievement of the minimum thresholds and 47.5% of his base salary on achievement of the maximum levels, with percentages interpolated for other levels of achievement.

The following table sets forth for fiscal year 2015, the minimum threshold goals (below which no bonuses based on the corresponding factor would be paid) and the maximum goals (above which no bonuses based on the corresponding factor would be paid), and the actual performance for Mr. Beighley:

Performance Factor	Minimum Threshold	Maximum Threshold	Actual Performance
Worldwide Field Orders ($millions)	$242.0	$336.1	$264.0
Days Sales Outstanding (Europe)	57 days	49 days	51 days
Advance Payments ($millions)	$26.0	$35.0	$29.6
Past Due Receivables (Europe)	9%	4%	9.6%
Past Due Receivables (U.S./Rest of World)	7%	2%	6.6%

Outstanding Equity Awards at October 2, 2015

Information with respect to unvested Class B membership interests in Holding LLC granted to the named executive officers and outstanding as of October 2, 2015, follows:

Name of Executive	Class B Membership Interest That Has Not Vested(1)	Market Value of Unvested Class B Membership Interest(2)
O. Joe Caldarelli	0.20%	$284,118
Joel A. Littman	0.08%	$113,647
Robert A. Fickett	0.12%	$170,471
John R. Beighley	0.02%	$28,412
Don C. Coleman	0.06%	$85,235

(1)
Percentages represent unvested Class B membership interests in Holding LLC that was granted on April 27, 2011 and vest ratably over a five-year period on April 27 of each year, with the first 20% vesting on April 27, 2012. All of the unvested Class B membership interests will vest automatically upon a change of control.

(2)
The market values of Class B membership interests that were unvested at October 2, 2015 were determined by management using an income approach based on a cash flow methodology, the ownership percentage in Holding LLC, the preference of the Class A membership interests, and a discount for lack of liquidity.

Class B Membership Interest Vested for Fiscal Year 2015

Name of Executive	Class B Membership Interest
	Membership Interest Vested (%)(1)	Value Realized on Vesting ($)(2)
O. Joe Caldarelli	0.20%	$284,118
Joel A. Littman	0.08%	113,647
Robert A. Fickett	0.12%	170,471
John R. Beighley	0.02%	28,412
Don C. Coleman	0.06%	85,235

(1)	Represents Class B membership interests in Holding LLC that vested on April 27, 2015.

(2)
The market values of Class B membership interests that were vested at October 2, 2015 were determined by management using an income approach based on a cash flow methodology, the ownership percentage in Holding LLC, the preference of the Class A membership interests, and a discount for lack of liquidity.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
O. Joe Caldarelli	Pension Plan for Executive Employees of Communications & Power Industries Canada Inc. (as applicable to O. Joe Caldarelli)	36	$1,392,008	—

(1)	Amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 2, 2015 of approximately US$0.76 for C$1.00.

Narrative Disclosure to Pension Benefits Table

In December 2002, CPI Canada adopted a defined benefit pension plan for its chief executive officer, O. Joe Caldarelli. CPI Canada, Mr. Caldarelli’s employer, is the administrator of the plan. The amount of annual pension payable to Mr. Caldarelli at age 65, which is the normal retirement age as defined in the plan, is equal to: (i) 2% of the average of Mr. Caldarelli’s highest average indexed earnings for each year of pensionable service before December 31, 1990 plus (ii) the aggregate of 2% of Mr. Caldarelli’s indexed earnings for each year of pensionable service on or after January 1, 1991. In effect, under current Canadian regulations, as of the end of December 2014, the annual pension amount would be limited to C$2,770 per year of pensionable service. As used above and defined in the plan, “earnings” refers to salary, commissions, bonus and profit sharing; “pensionable service” (subject to exceptions for certain temporary absences) refers to the number of years and completed months of continuous service in Canada with the employer and all pensionable service recognized under The Retirement Plan of Communications & Power Industries Canada Inc. (the predecessor plan), “indexed earnings” means, for any given calendar year, the earnings adjusted to the date of calculation (which is the earliest date of retirement, termination of employment, date of death or termination of the plan) to reflect increases after the year in the average weekly wages and salaries of the Industrial Aggregate as published by Statistics Canada, and “highest average indexed earnings” means the average of the highest three years of indexed earnings preceding any date of calculation. Amounts payable to Mr. Caldarelli under the plan cannot exceed the maximum pension limits under the Canadian Income Tax Act. Under current Canadian regulations, Mr. Caldarelli would have been entitled to a maximum pension of C$101,480 per year if he had retired at the end of December 2015.

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

The method of valuation for determining the present value of the accumulated benefit is based on the following assumptions:

	From 10/4/14 to 10/2/15	From 9/27/13 to 10/3/14	From 9/28/12 to 9/27/13
Mortality table	2014 Public Sector Mortality Table (with no size adjustment) using CPM Improvement Scale B	2014 Public Sector Mortality Table (with no size adjustment) using CPM Improvement Scale B	UP-1994 with generational projections using mortality projection scale AA
Expected rate of return on plan assets at the beginning of the year	5.50%	5.50%	7.50%
Expected rate of return on plan assets at the end of the year	5.50%	5.50%	5.50%
Discount rate of liabilities at the beginning of the year	3.90%	4.50%	3.80%
Discount rate of liabilities at the end of the year	3.90%	3.90%	4.50%
Rate of salary increase	3.00%	3.00%	3.50%
Rate of increase of monthly pension unit	1.00%	1.00%	1.50%
Average remaining service period of active employees	1.16	2.16	3.16
Age at retirement	65	65	65

Non-qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Joel A. Littman	$—	14,888	$3,857	$—	$188,220
Robert A. Fickett	38,665	20,400	18,609	—	773,928
John R. Beighley		3,606	951		91,729
Don C. Coleman	—	5,330	3,459	—	250,641

(1)	Amounts reported in this column are also included in the “Summary Compensation Table” in the “All Other Compensation” column.

(2)	Amounts reported in this column are not considered as “above market or preferential earnings” under SEC Rules and are therefore not included in the “Summary Compensation Table.”

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

Calculation of Potential Payments upon Termination or Change in Control
The following table presents the Company’s estimate of the benefits payable to the named executive officers under the agreements described above in connection with certain terminations of their employment with the Company or its subsidiaries, including those in connection with a change in control. In calculating the amount of any potential payments to the named executive officers, the Company has assumed that the applicable triggering event (i.e., termination of employment) occurred on October 2, 2015.

Name	Compensation Element (3)	Termination Other than for Cause and Resignation for Good Reason— Not in Connection with Change of Control		Termination Other than for Cause and Resignation for Good Reason— In Connection with Change of Control		Termination for Cause or Resignation Other than for Good Reason		Death or Disability
O. Joe Caldarelli (1)	Base Salary	$912,000	(4)	$1,140,000	(10)	$—		$—
	Performance Bonus	1,216,306	(5)	2,331,821	(11)	95,917	(14)	95,917	(14)
	Acceleration of Equity Awards	—		$284,118	(6)	—		—
	Continuation of Benefits	206,825	(7)	258,531	(12)	—		—
	Total	$2,335,131		$4,014,470		$95,917		$95,917
Joel A. Littman	Base Salary	$520,500	(4)	$694,000	(10)	$—		$—
	Performance Bonus	469,150	(5)	859,220	(11)	54,742	(14)	54,742	(14)
	Acceleration of Equity Awards	—		$113,647	(6)	—		—
	Continuation of Benefits	102,393	(7)	136,524	(12)	—		—
	280G Tax Gross-up	—		—	(13)	—		—
	Total	$1,092,043		$1,803,391		$54,742		$54,742
Robert A. Fickett	Base Salary	$607,500	(4)	$810,000	(10)	$—		$—
	Performance Bonus	741,882	(5)	1,213,335	(11)	144,631	(14)	144,631	(14)
	Acceleration of Equity Awards	—		$170,471	(6)	—		—
	Continuation of Benefits	118,514	(7)	158,019	(12)	—		—
	280G Tax Gross-up	—		—	(13)	—		—
	Total	$1,467,896		$2,351,825		$144,631		$144,631
John R. Beighley (2)	Base Salary	$193,000	(4)	$193,000	(10)	$38,763	(15)	$38,763	(15)
	Performance Bonus	56,134	(8)	56,134	(8)	—		56,134	(14)
	Acceleration of Equity Awards	—		$28,412	(6)	—		—
	Continuation of Benefits	87,359	(7)	87,359	(12)	—		—
	Outplacement Services	15,000	(9)	15,000	(9)	—		—
	Total	$351,493		$379,905		$38,763		$94,897
Don C. Coleman (2)	Base Salary	$230,000	(4)	$230,000	(10)	$—		$—
	Performance Bonus	42,139	(8)	42,139	(8)	—		42,139	(14)
	Acceleration of Equity Awards	—		$85,235	(6)	—		—
	Continuation of Benefits	56,213	(7)	56,213	(12)	—		—
	Outplacement Services	15,000	(9)	15,000	(9)	—		—
	Total	$343,352		$428,587		$—		$42,139

(1)	The Company believes that the Section 280G tax gross-up amounts should not apply to Mr. Caldarelli, as they typically receive little or no U.S.-source income from the Company.

(2)	Mr. Coleman and Mr. Beighley are not entitled to receive the benefits described in this table in the event of a voluntary termination of employment (whether or not for good reason).

(3)
Excludes any payments to be received upon termination of employment in connection with the non-qualified deferred compensation plan described above under “Narrative Disclosure to Non-qualified Deferred Compensation Table” and the pension plan described above under “-Narrative Disclosure to Pension Benefits Table.”

(4)
The amounts shown represent two years, 1.5 years, 1.5 years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Beighley’s and Mr. Coleman’s annual base salary (as applicable) as in effect on October 2, 2015. For Mr. Caldarelli, salary amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 2, 2015 of approximately US$0.76 for C$1.00.

(5)
The amounts shown represent (i) the amount of the MIP awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2015 plus (ii) the average value of the amount paid under the Company’s MIP for fiscal years 2013, 2014 and 2015 (A) to Mr. Caldarelli, multiplied by two, (B) to Mr. Fickett multiplied by 1.5 and (C) to Mr. Littman multiplied by 1.5. For Mr. Caldarelli, his amount is denominated in Canadian dollars and was converted to U.S. dollars using an exchange rate as of October 2, 2015 of approximately US$0.76 for C$1.00.

(6)
The amounts shown represent the estimated value of unvested Class B membership interests as of October 2, 2015 which will become automatically vested upon the occurrence of a change of control (whether or not termination occurs).

(7)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for two years, 1.5 years, 1.5 years, one year and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Beighley and Mr. Coleman. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 2, 2015 of approximately US$0.76 for C$1.00.

(8)	The amounts shown represent the amounts of the MIP award that would have been payable to Mr. Beighley and Mr. Coleman for fiscal year 2015.

(9)	The amounts shown assume full outplacement services for a 12-month period with a firm providing transition support for executives.

(10)
The amounts shown represent 2.5 years, two years, two years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Beighley’s and Mr. Coleman’s annual base salary (as applicable) as in effect on October 2, 2015. For Mr. Caldarelli, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 2, 2015 of approximately US$0.76 for C$1.00.

(11)
The amounts shown represent (i) the amount of the MIP awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2015 plus (ii) the highest amount paid under the Company’s MIP during fiscal years 2013, 2014 and 2015 (A) to Mr. Caldarelli, multiplied by 2.5, (B) to Mr. Fickett multiplied by two and (C) to Mr. Littman multiplied by two. For Mr. Caldarelli, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 2, 2015 of approximately US$0.76 for C$1.00.

(12)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for 2.5 years, two years, two years, one year and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Beighley and Mr. Coleman. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 2, 2015 of approximately US$0.76 for C$1.00.

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

(14)
The amounts shown represent the amount of the MIP awards that would have been payable to Messrs. Caldarelli, Littman, Fickett, Beighley and Coleman, as applicable, for fiscal year 2015. For Mr. Caldarelli, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of October 2, 2015 of approximately US$0.76 for C$1.00.

(15) The amount shown represents the special death benefit Mr. Beighley would receive in the event of his death, as described in his employment letter.

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
The following table sets forth information with respect to the beneficial ownership of the Class A and Class B membership interests in Holding LLC as of December 10, 2015 of: (1) each person or entity who beneficially owns 5% or more of the outstanding equity of Holding LLC; (2) each member of CPII’s board of directors, the board of directors of the Parent and the board of managers of the Holding LLC; (3) each of our named executive officers and directors; and (4) all of our directors and executive officers as a group.
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

(3)
Certain directors and members of our management were granted Class B membership interests in Holding LLC. Pursuant to the terms of the amended and restated limited liability company agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including Veritas Capital, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The aggregate amount of outstanding Class B membership interests shall not exceed 7.5% of the aggregate amount of all outstanding Class A and Class B membership interests. The Class B membership interests will be non-transferable and will vest ratably over five years, beginning on the first anniversary of the grant date. Following consummation of the Merger, we granted Class B membership interests to members of our management and our independent directors in an aggregate amount equal to approximately 5.52% of the aggregate amount of all outstanding Class A and Class B membership interests. 80% of these Class B membership interests are currently vested.

(4)
The address for The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P., CICPI Holdings LLC, and Messrs. Evans, Musallam, Polk and Kelly is c/o Veritas Capital Fund Management, L.L.C. 9 West 57th Street, 29th Floor, New York, New York 10019.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Arrangements With Veritas

Advisory Agreement

In connection with the Merger, on February 11, 2011 we entered into an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Veritas Capital, pursuant to which Veritas Management will provide us with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023 and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or we terminate the advisory agreement. Pursuant to such agreement, we will pay Veritas Management an annual fee equal to the greater of $1 million and 3.0% of our Adjusted EBITDA, a portion of which is payable in advance annually beginning on the date of the Merger, and we will reimburse certain out-of-pocket expenses of Veritas Management. For fiscal year 2015, we incurred Veritas Management advisory fee expense (also referred to as “Veritas Capital management fees” in other sections of this Annual Report) of $2.4 million, of which $1.0 million was paid in fiscal year 2015 and $1.4 million remained in “accrued liabilities” in the accompanying consolidated balance sheet as of October 2, 2015.

If Parent or any of its subsidiaries (including us) is involved in any transaction (including, without limitation, any acquisition, merger, disposition, debt or equity financing, recapitalization, structural reorganization or similar transaction), we will pay a transaction fee to Veritas Management equal to the greater of $0.5 million or 2% of transaction value. We have accrued a current liability for payments owed to Veritas Management $1.0 million in transaction fees in connection with the acquisition and debt financing for the acquisition of ASC Signal in September 2015. We may terminate the advisory agreement immediately prior to a change of control or an initial public offering, upon payment of an amount equal to all accrued fees and expenses plus the present value of all annual fees that would have been payable under the advisory agreement through December 31, 2023.

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

Item 14. Principal Accounting Fees and Services

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS
The following table sets forth the aggregate fees billed and expected to be billed to the Company by KPMG LLP for professional services during fiscal years 2015 and 2014, as well as out-of-pocket costs incurred in connection with these services (in thousands):

	Fiscal Year
	2015	2014
Audit Fees	$1,360	$1,155
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,360	$1,155
Audit Fees
For fiscal years 2015 and 2014, the audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and reviews of the interim financial statements included in quarterly reports.

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

(3)	The Exhibit Index beginning on page 139 of this annual report is hereby incorporated by reference herein.

(b)	Exhibits
See Item 15(a)(3) above.

(c)	Financial Statement Schedules:
See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
CPI International Holding Corp.:

We have audited the accompanying consolidated balance sheets of CPI International Holding Corp. and subsidiaries (the Company) as of October 2, 2015 and October 3, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 2, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI International Holding Corp. and subsidiaries as of October 2, 2015 and October 3, 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended October 2, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California
December 10, 2015

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 2, 2015	October 3, 2014
Assets
Current Assets:
Cash and cash equivalents	$37,514	$50,617
Restricted cash	1,681	1,798
Accounts receivable, net	61,750	43,920
Inventories	103,276	97,156
Deferred tax assets	8,461	8,070
Prepaid and other current assets	6,200	7,960
Total current assets	218,882	209,521
Property, plant, and equipment, net	78,592	76,659
Deferred debt issue costs, net	11,084	12,557
Intangible assets, net	263,273	248,838
Goodwill	215,434	197,681
Other long-term assets	3,333	1,072
Total assets	$790,598	$746,328

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$3,100	$3,100
Accounts payable	30,349	25,565
Accrued expenses	44,196	31,328
Product warranty	5,304	4,863
Income taxes payable	1,154	1,048
Advance payments from customers	13,037	15,448
Total current liabilities	97,140	81,352
Deferred income taxes, non-current	99,507	94,835
Long-term debt, less current portion	540,850	514,938
Other long-term liabilities	6,384	13,059
Total liabilities	743,881	704,184
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	26,565	25,589
Accumulated other comprehensive loss	(1,995)	(653)
Retained earnings	22,147	17,208
Total stockholders’ equity	46,717	42,144
Total liabilities and stockholders’ equity	$790,598	$746,328

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Sales	$447,664	$475,301	$419,408
Cost of sales, including $150, $1,539 and $391 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	322,081	336,679	301,321
Gross profit	125,583	138,622	118,087
Operating costs and expenses:
Research and development	14,930	15,825	14,602
Selling and marketing	22,539	23,542	21,925
General and administrative	31,529	32,545	29,034
Amortization of acquisition-related intangible assets	10,355	10,480	8,994
Total operating costs and expenses	79,353	82,392	74,555
Operating income	46,230	56,230	43,532
Interest expense, net	36,506	32,182	27,237
Loss on debt restructuring	—	7,235	—
Income before income taxes	9,724	16,813	16,295
Income tax expense	4,785	7,696	5,406
Net income	4,939	9,117	10,889

Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	(1,268)	(745)	(795)
Unrealized actuarial (loss) gain and amortization of prior service cost for pension liability, net of tax	(74)	6	432
Total other comprehensive loss, net of tax	(1,342)	(739)	(363)
Comprehensive income	$3,597	$8,378	$10,526

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Accumulated Other	(Accumulated Deficit)
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balances, September 28, 2012	1	$—	$198,565	$449	$(2,798)	$196,216

Net income	—	—	—	—	10,889	10,889
Unrealized loss on cash flow hedges, net of tax	—	—	—	(795)	—	(795)
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax	—	—	—	432	—	432
Stock-based compensation cost	—	—	1,010	—	—	1,010
Balances, September 27, 2013	1	—	199,575	86	8,091	207,752

Net income	—	—	—	—	9,117	9,117
Unrealized loss on cash flow hedges, net of tax	—	—	—	(745)	—	(745)
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax	—	—	—	6	—	6
Stock-based compensation cost	—	—	1,014	—	—	1,014
Dividend paid			(175,000)			(175,000)
Balances, October 3, 2014	1	—	25,589	(653)	17,208	42,144

Net income	—	—	—	—	4,939	4,939
Unrealized loss on cash flow hedges, net of tax	—	—	—	(1,268)	—	(1,268)
Unrealized actuarial loss and amortization of prior service cost for pension liability, net of tax	—	—	—	(74)	—	(74)
Stock-based compensation cost	—	—	976	—	—	976
Balances, October 2, 2015	1	$—	$26,565	$(1,995)	$22,147	$46,717

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Cash flows from operating activities
Net income	$4,939	$9,117	$10,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,004	12,492	11,655
Amortization of intangible assets	11,315	11,458	9,972
Change in fair value of contingent consideration	2,100	3,300	—
Amortization of deferred debt issue costs	2,588	2,437	2,241
Amortization of discount on long-term debt	1,572	795	120
Utilization of net increase in cost basis of inventory due to purchase accounting	150	1,539	391
Non-cash loss on debt restructuring	—	3,850	—
Non-cash defined benefit pension (income) expense	(68)	(48)	80
Stock-based compensation expense	976	1,014	1,010
Allowance for (recovery of) doubtful accounts	612	(16)	80
Deferred income taxes	(4,307)	2,764	967
Net loss on disposition of assets	171	175	122
Net gain on derivative contracts	(628)	(27)	(242)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	117	773	(645)
Accounts receivable	(11,024)	13,770	1,086
Inventories	3,703	198	(3,193)
Prepaid and other current assets	1,710	(1,191)	359
Other long-term assets	59	(46)	15
Accounts payable	(326)	(2,811)	(1,291)
Accrued expenses	(2,793)	1,241	396
Product warranty	134	157	440
Income tax payable, net	1,774	(2,152)	19
Advance payments from customers	(3,277)	(2,548)	3,450
Other long-term liabilities	(917)	(2,604)	244
Net cash provided by operating activities	20,584	53,637	38,165

Cash flows from investing activities
Capital expenditures	(6,535)	(7,674)	(4,938)
Acquisitions, net of cash acquired	(50,377)	(36,776)	(5,982)
Net cash used in investing activities	(56,912)	(44,450)	(10,920)

Cash flows from financing activities
Borrowings under Term Loans	27,440	309,225	—
Payment of debt issue costs	(1,115)	(8,756)	—
Payment of debt modification costs	—	(5,365)	—
Repayment of borrowings under previous term loan facility	—	(144,175)	(3,200)
Repayment of borrowings under First Lien Term Loan	(3,100)	(1,550)	—
Dividends paid	—	(175,000)	—
Net cash provided by (used in) financing activities	23,225	(25,621)	(3,200)

Net (decrease) increase in cash and cash equivalents	(13,103)	(16,434)	24,045
Cash and cash equivalents at beginning of year	50,617	67,051	43,006
Cash and cash equivalents at end of year	$37,514	$50,617	$67,051

Supplemental disclosures
Cash paid for interest	$32,343	$28,319	$24,947
Cash paid for income taxes, net of refunds	$7,318	$7,084	$4,412
Unpaid purchase consideration	$363	$—	$—
(Increase) decrease in accrued capital expenditures	$(156)	$71	$530
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

The accompanying consolidated financial statements represent the consolidated results and financial position of the Company. The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2015, 2014 and 2013 comprised the 52-, 53- and 52-week periods ended October 2, 2015, October 3, 2014 and September 27, 2013, respectively.

Certain previously reported financial information has been reclassified to conform to the current year’s presentation. The impact of such reclassification was not significant to the prior year’s overall presentation.

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

Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria. The Company allocates the consideration among the separate units of accounting based on their relative selling prices, and considers the applicable revenue recognition criteria separately for each of the separate units of accounting. The Company applies a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE or TPE is available. BESP’s are determined using management’s best estimate of the established selling prices of each deliverable, including list prices, and predominant selling prices observed in similar arrangements with the same customers.

The Company has commercial and U.S. Government fixed-price contracts that are accounted for under the accounting guidance for construction-type and production-type contracts. These contracts have represented not more than 2.5% of the Company’s sales during fiscal years 2015, 2014 and 2013, and are for contracts that generally are greater than one year in duration and that include a significant amount of product development. The Company uses the percentage-of-completion method when reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs can be made. The portion of revenue earned or the amount of gross profit earned for a period is determined by measuring the extent of progress toward completion using total cost incurred to date and estimated costs at contract completion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Inventories:  Inventories are stated at the lower of average cost or market value. Each of the Company’s divisions uses either a standard cost or a moving weighted-average cost methodology based on the most appropriate methodology for that division’s operations in determining the cost basis for its inventories. In each case, the methodology used by the respective division approximates a first-in, first-out basis. Inventory costs include direct labor, direct material and overhead costs. Overhead costs include indirect manufacturing costs such as production management salaries and related expenses and an allocation of facility costs, which are allocated among cost of sales and materials, work-in-process and finished goods inventory. Inventories also include costs and earnings in excess of progress billings for contracts using the percentage-of-completion method of accounting. Progress billings in excess of costs and earnings for contracts using the percentage-of-completion method of accounting are reported in Advance Payments from Customers.

The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon actual usage and estimates about future demand. The excess balance determined by this analysis becomes the basis for the Company’s excess inventory charge. Management personnel play a key role in the excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize utilization of excess inventory. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

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

The values assigned to acquired identifiable intangible assets are generally determined based on varying income approaches, depending on the nature of the identified intangible. The relief-from-royalty method of the income approach, generally used for completed and core technology and tradenames, determines fair value using estimated royalty rates that would be otherwise required to pay for the use of such intangibles to third parties. The excess earnings method of the income approach, generally used for customer relationships and backlog, determines fair market value using estimates and judgments regarding the expectations of future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, all of which are discounted to their present value. The results under the income approach are then compared to available market approaches, to ensure reasonableness.

Goodwill and identifiable intangible assets with indefinite useful lives are tested for impairment at least annually in the fourth quarter, or whenever events or changes in circumstances suggest an impairment indicator exists. The Company’s annual testing resulted in no impairment of goodwill in fiscal years 2015, 2014 and 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Long-Lived Assets:    Long-lived assets, including property, equipment and leasehold improvements and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset or asset group and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset or asset group and its fair value.

There were no triggering events identified that would indicate a need to review for impairment of long-lived assets during fiscal years 2015, 2014 and 2013.

Deferred Debt Issue Costs:    Costs incurred related to the issuance of the Company’s long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. Deferred debt issue costs are amortized over the expected life of the respective debt of approximately five years for the revolving credit facility, six to seven years for the term loan facilities and seven years for the senior notes (see Note 6, “Long-term Debt”).

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

Research and Development: Company-sponsored research and development costs related to both present and future products are expensed as incurred in operating expenses in the consolidated statement of comprehensive income. Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products. Customer-sponsored research and development costs are charged to cost of sales to match revenue recognized. Total expenditures incurred by the Company on research and development are summarized as follows:

	Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
CPI-sponsored	$14,930	$15,825	$14,602
Customer-sponsored	9,837	8,046	12,151
	$24,767	$23,871	$26,753

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

Comprehensive Income:    Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for the Company arises from unrealized gains and losses, net of tax, on cash flow hedge contracts, and unrealized actuarial gains and losses and prior service costs and credits, net of tax, for pension liability.
Immaterial Correction of Previously Provided Financial Information: In the first quarter of fiscal year 2015, the Company identified three computational errors: (i) a $0.7 million overstatement of deferred tax assets associated with the Company’s acquisition of its Malibu Division (“Malibu”) in fiscal year 2008, (ii) a $0.9 million balance sheet misclassification between non-current deferred revenue and current advanced payments from customers in fiscal year 2014, and (iii) a $0.5 million understatement of deferred revenue associated with the Company’s acquisition of Radant Technologies, Inc. (“Radant”) in fiscal year 2014. The Company corrected the errors in the first quarter of fiscal year 2015 by (i) releasing the deferred tax asset, which is recorded as part of deferred income taxes, non-current, and recognizing additional goodwill associated with the Malibu acquisition of $0.7 million, (ii) appropriately reclassifying $0.9 million from non-current deferred revenue, which is recorded as part of other long-term liabilities, to current advance payment from customers, and (iii) increasing current deferred revenue, which is recorded as part of accrued liabilities, and goodwill associated with the Radant acquisition by $0.5 million.

The original misstatements had no impact on the consolidated statement of comprehensive income or the consolidated statement of cash flows for any prior period, and the correction of the misstatements had no impact on the consolidated statements of comprehensive income or the consolidated statement of cash flows for fiscal year 2015. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of these errors for each of the prior quarterly and annual periods that were affected and determined that the errors were not material to any of the prior periods. Additionally, the Company concluded that the cumulative impact of the errors did not have a material impact on its financial results for fiscal year 2015.

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

In April 2015, the FASB issued an accounting standard update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This accounting standard update requires retrospective adoption and is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company expects to early adopt this standard in the first quarter of fiscal year 2016 that begins on October 3, 2015. The Company expects the new accounting standard update will reduce other long-term assets and long-term debt on its consolidated balance sheets by amounts classified as deferred debt issuance costs and will have no impact on its consolidated results of operations or cash flows.

In September 2015, the FASB issued an accounting standard update that replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This accounting standard update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, this accounting standard update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company expects to early adopt this standard in the first quarter of fiscal year 2016 that begins on October 3, 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2015, the FASB issued an accounting standard update that requires deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this accounting standard update. The amendments in this accounting standard update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. For public business entities, this accounting standard update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company expects to early adopt this standard in the first quarter of fiscal year 2016 that begins on October 3, 2015. The Company expects the new accounting standard update will reduce current assets and long-term liabilities on its consolidated balance sheets and will have no impact on its consolidated results of operations or cash flows.

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

ASC Signal

On September 17, 2015, the Company acquired all of the issued and outstanding equity securities of ASC Signal Holdings Corporation (“ASC Signal”), a Delaware corporation, for a payment of approximately $50.4 million in cash consideration, net of $2.2 million cash acquired, subject to post-closing adjustments based on a determination of ASC Signal’s closing net working capital. In addition to the $50.4 million paid on September 17, 2015, a $0.4 million post-closing adjustment related to working capital was unpaid as of October 2, 2015 and is expected to be paid in the first quarter of fiscal year 2016. ASC Signal designs and builds advanced satellite communications, radar and high-frequency antennas and controllers used in commercial and government satellite communications, terrestrial communications, imagery and data transmission, and radar and intelligence applications. ASC Signal’s product portfolio includes satcom antenna systems with UHF to V-band capabilities; radar antennas in S-band and L-band for air traffic control radar applications and in S-band and C-band for weather radar applications; and high-frequency and specialty antennas in a wide frequency range for a variety of applications. The results of ASC Signal’s operations were included in the Company’s satcom equipment segment and the Company’s consolidated results of operations beginning on the date of the acquisition.

The following table sets forth a preliminary allocation of the total purchase price as of October 2, 2015 to the assets acquired and the liabilities assumed and the resulting goodwill based on the preliminary estimates of fair value.

Purchase price	$52,918
Less: Fair value of assets acquired:
Net current assets	(12,558)
Property, plant and equipment	(7,465)
Identifiable intangible assets	(25,750)
Other long-term asset	(2,817)
(48,590)
Add: Fair value of liabilities assumed:
Long-term deferred tax liabilities	9,408
Other long-term liabilities	2,817
12,225

Goodwill	$16,553

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The other long-term asset and other long-term liability represent an environmental indemnification receivable and an environmental loss reserve, respectively, for environmental remediation efforts at ASC Signal's Whitby, Ontario manufacturing facility. See Note 9, Commitments and Contingencies, for more information.

The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to personal property, deferred revenue, income and non-income tax-related items and the resulting goodwill adjustment. Measurement period adjustments are expected to be made to the preliminary purchase price allocation based on new information obtained in the period subsequent to the acquisition and for the period ending the earlier of one year from the acquisition date or when the valuation process is complete.

The preliminary fair value assigned to identifiable intangible assets acquired is determined using variations of the income approach. Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of tradenames and completed technology is based on the relief-from-royalty method, and backlog and customer relationship is valued using the excess earnings method. The royalty rates used in the relief-from-royalty method are based on both a return-on-asset method and market comparable rates. The excess earnings method requires for the Company to forecast future expected earnings of ASC Signal based on management’s best estimates derived from historical results, and future projected demand of their offerings. The Company believes that these identifiable intangible assets will have no residual value after their estimated economic useful lives. The preliminary fair value of the identifiable intangible assets and their weighted-average useful lives are as follows:

	Estimated Fair Value	Estimated Useful Life (years)
Tradenames	$3,050	15
Completed technology	11,150	15
Backlog	2,450	1
Customer relationship	9,100	14
Total identifiable intangible assets	$25,750

All of the above identifiable intangible assets are definite-lived and are amortized over their estimated useful lives.

Goodwill resulting from the ASC Signal acquisition is largely attributable to future growth opportunities within the Company’s communications and radar markets and is not deductible for income tax purposes.

In connection with the ASC Signal acquisition, the Company incurred various direct costs totaling $2.2 million included in general and administrative in the consolidated statements of comprehensive income for fiscal year 2015. These costs, which the Company expensed as incurred, consist primarily of professional fees payable to financial and legal advisors.

The following unaudited pro forma results of operations are presented as though the ASC Signal acquisition had occurred as of the beginning of the earliest period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets and debt incurred by the Company to partially fund the acquisition. The pro forma results of operations exclude the impact of certain charges that have resulted from or were in connection with the acquisition, including (i) the utilization of the net increase in the cost basis of inventory, and (ii) amortization of backlog. Each of the pro forma adjustments reflected in the supplemental pro forma results of operations are individually immaterial to each period presented. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the earliest period presented, nor are they necessarily indicative of future operating results.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

	Year Ended
	October 2, 2015	October 3, 2014
Sales	$490,788	$505,310
Net income	$6,873	$3,819

Radant Technologies

On October 1, 2013, the Company purchased all of the outstanding stock of Radant Technologies, Inc. (“Radant”), a Massachusetts corporation, for a payment of approximately $36.8 million in cash consideration, net of $0.6 million cash acquired. The Company was obligated to make a maximum of $10.0 million in potential additional payments if certain financial targets were achieved by Radant over the two years following the acquisition. Radant has achieved the agreed-upon financial targets, which gives rise to the maximum earn-out payment in December 2015. See Note 5, “Financial Instruments,” for additional information on the fair value of the earn-out payment as of October 2, 2015.

The results of Radant’s operations were included in the Company’s RF products segment and the Company’s consolidated results of operations beginning on the date of the acquisition.

The following table reflects the final allocation of the total purchase price to the fair values of net assets acquired, the liabilities assumed and the resulting goodwill:

Purchase price	$37,367
Less: Fair value of assets acquired:
Net current assets	(9,567)
Property, plant and equipment	(5,415)
Identifiable intangible assets	(20,800)
Other long-term assets	(67)
(35,849)
Add: Fair value of liabilities assumed:
Deferred revenue, non-current	5,296
Contingent consideration liability	4,300
Long-term deferred tax liabilities	7,344
16,940

Goodwill	$18,458

As mentioned in Note 1, “Organization and Summary of Significant Accounting Policies,” the Company made an immaterial correction in fiscal year 2015 to a $0.5 million understatement of deferred revenue associated with the Company’s acquisition of Radant. The correction increased each of current deferred revenue (included in net current assets in the above table) and goodwill by the said amount.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

4.           Supplemental Financial Information

Accounts Receivable:    Accounts receivable are stated net of allowances for doubtful accounts as follows:

	October 2, 2015	October 3, 2014
Accounts receivable	$62,379	$43,942
Less: Allowance for doubtful accounts	(629)	(22)
Accounts receivable, net	$61,750	$43,920

The increase in the Company’s allowance for doubtful accounts was due to a collection issue with a customer in Europe.
The following table sets forth the changes in allowance for doubtful accounts during the periods presented:

	Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Balance at beginning of period	$22	$79	$3
Provision for (recovery of) doubtful accounts charged to general and administrative expense	612	(16)	80
Write-offs against allowance	(5)	(41)	(4)
Balance at end of period	$629	$22	$79

Inventories:    The following table provides details of inventories:

	October 2, 2015	October 3, 2014
Raw material and parts	$54,499	$48,958
Work in process	33,991	33,649
Finished goods	14,786	14,549
	$103,276	$97,156

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Year Ended
	October 2, 2015	October 3, 2014
Balance at beginning of period	$5,008	$4,992
Provision for loss contracts, charged to cost of sales	1,461	1,551
Credit to cost of sales upon revenue recognition	(4,831)	(1,535)
Balance at end of period	$1,638	$5,008

The reduction in reserve for loss contracts was primarily due to completion of certain contractual obligations.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

At the end of each period presented above, reserve for loss contracts was reported in the consolidated balance sheet in the following accounts:

	October 2, 2015	October 3, 2014
Inventories	$1,638	$4,998
Accrued expenses	—	10
Total reserves for loss contracts	$1,638	$5,008

Property, Plant and Equipment, Net:    The following table provides details of property, plant and equipment, net:

	October 2, 2015	October 3, 2014
Land	$11,412	$8,180
Land improvements	2,872	2,479
Buildings	45,229	42,233
Machinery and equipment	65,541	60,580
Construction in progress	2,634	2,414
	127,688	115,886
Less: accumulated depreciation and amortization	(49,096)	(39,227)
Property, plant and equipment, net	$78,592	$76,659

Of the total increase in gross property, plant and equipment, $7.5 million resulted from the ASC Signal acquisition in September 2015.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Intangible Assets: The following tables present the details of the Company’s total intangible assets:

	Weighted Average	October 2, 2015			October 3, 2014
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived assets:
Division tradenames	1 - 15	$8,310	(1,259)	$7,051	$5,253	(889)	$4,364
Core technology	40	94,400	(10,955)	83,445	94,400	(8,605)	85,795
Completed technology	1 - 25	107,660	(23,323)	84,337	96,498	(17,989)	78,509
Backlog	1 - 3	5,150	(1,914)	3,236	3,200	(1,408)	1,792
Leasehold interest	40	35,300	(4,139)	31,161	35,680	(3,565)	32,115
In-process research and development	10	3,500	(1,199)	2,301	3,500	(850)	2,650
Non-compete agreement	5	2	(1)	1	2	—	2
Customer relationship	10 - 15	18,628	(1,987)	16,641	9,528	(1,017)	8,511
Total definite-lived assets		272,950	(44,777)	228,173	248,061	(34,323)	213,738

Indefinite-lived assets:
CPI tradenames		35,100	—	35,100	35,100	—	35,100
Total indefinite-lived assets		35,100	—	35,100	35,100	—	35,100

Total intangible assets		$308,050	$(44,777)	$263,273	$283,161	$(34,323)	$248,838

The increase in total cost of intangible assets resulted from the ASC Signal acquisition in September 2015.

The amortization of intangible assets is recorded as amortization of acquisition-related intangible assets, except for leasehold interest, which is included in cost of sales in the consolidated statements of comprehensive income. The amortization of intangible assets amounted to $11.3 million, $11.5 million and $10.0 million for fiscal years 2015, 2014 and 2013, respectively.

     The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2016	$15,120
2017	11,661
2018	11,762
2019	11,762
2020	11,762
Thereafter	166,106
$228,173

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Goodwill:    The following table sets forth goodwill by reportable segment:

	October 2, 2015	October 3, 2014
RF products	$147,008	$146,505
Satcom equipment	56,268	39,715
Other	12,158	11,461
	$215,434	$197,681

The increase in goodwill resulted primarily from the ASC Signal acquisition in September 2015.

Accrued Expenses:    The following table provides details of accrued expenses:

	October 2, 2015	October 3, 2014
Payroll and employee benefits	$14,980	$18,204
Contingent consideration liability	9,700	—
Deferred income	3,329	1,034
Accrued interest	2,721	2,707
Other accruals	13,466	9,383
	$44,196	$31,328

Contingent consideration liability was $7.6 million as of October 3, 2014 and was recorded in other long-term liabilities. Deferred income as of October 2, 2015 was primarily derived from the newly acquired ASC Signal division.

Product Warranty:    The following table summarizes the activity related to product warranty:

	Year Ended
	October 2, 2015	October 3, 2014
Beginning accrued warranty	$4,863	$4,706
Actual costs of warranty claims	(5,037)	(4,730)
Assumed from acquisition	307	—
Estimates for product warranty, charged to cost of sales	5,171	4,887
Ending accrued warranty	$5,304	$4,863

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, derivative instruments and contingent consideration. As of October 2, 2015 and October 3, 2014, financial assets utilizing Level 1 inputs included cash equivalents, such as money market, fixed deposits and overnight U.S. Government securities, and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included foreign currency derivatives. As of October 2, 2015, the financial liability utilizing Level 3 inputs included the contingent consideration arising from the acquisition of Radant.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following tables set forth financial instruments carried at fair value within the hierarchy:

		Fair Value Measurements at October 2, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market, fixed deposit and overnight U.S. Government securities[1]	$22,390	$22,390	$—	$—
Mutual funds[2]	282	282	—	—
Total assets at fair value	$22,672	$22,672	$—	$—

Liabilities:
Foreign exchange forward derivatives[3]	$1,821	$—	$1,821	$—
Contingent consideration liability[4]	9,700	—	—	9,700
Total liabilities at fair value	$11,521	$—	$1,821	$9,700

[1]	The money market, fixed deposit and overnight U.S. Government securities are classified as part of cash and cash equivalents in the consolidated balance sheet.
[2]	The mutual funds are classified as part of other long-term assets in the consolidated balance sheet.
[3]	The liability position of foreign currency derivatives is classified as part of accrued expenses in the consolidated balance sheet.
[4]	The contingent consideration liability is classified as part of accrued expenses in the consolidated balance sheet.

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

Investments Other Than Derivatives

In general and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to the Company’s Level 1 investments, such as money market, fixed deposits, U.S. Government securities and mutual funds.

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

Key inputs for currency derivatives are spot rates, forward rates, interest rates and credit derivative rates. The spot rate for the Canadian dollar is the same spot rate used for all balance sheet translations at the measurement date. Forward premiums/discounts and interest rates are interpolated from commonly quoted intervals. Once valued, each forward is identified as either an asset or liability. Assets are further discounted using counterparty annual credit default rates, and liabilities are valued using the Company’s credit as reflected in the spread paid over LIBOR on the term loan under the Company’s first lien credit agreement.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

See Note 8, “Derivative Instruments and Hedging Activities,” for further information regarding the Company’s derivative instruments.

Contingent Consideration

In connection with, and as part of the consideration for the Radant acquisition, the Company will be obligated to make a maximum of $10.0 million in potential additional payments if certain financial targets are achieved by Radant over the two years following the acquisition. These potential earn-out payments are considered contingent consideration. The fair value of the contingent consideration is based on a probability-weighted calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. Key assumptions include a discount rate of 14%, which the Company believes to reflect market participant assumptions, and a probability-adjusted level of Radant’s earnings before net interest expense, provision for income taxes and depreciation and amortization (“EBITDA”) in aggregate for the two years following the acquisition. Radant has achieved the set financial targets, which gives rise to the maximum earn-out payment in December 2015. The fair value of contingent consideration was therefore calculated as $10.0 million discounted to present value.

The following table summarizes the activity related to contingent consideration during the periods presented:

	Year Ended
	October 2, 2015	October 3, 2014
Balance at beginning of period	$7,600	$—
Contingent consideration from Radant acquisition	—	4,300
Change in fair value included in earnings	2,100	3,300
Balance at end of period	$9,700	$7,600

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

The estimated carrying and fair values of the Company’s long-term debt are as follows:

		October 2, 2015		October 3, 2014
	Fair Value Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan	Level 2	$304,725	$299,392	$307,724	$304,167
Second Lien Term Loan	Level 3	27,443	27,443	—	—
8.75% Senior Notes due 2018	Level 2	211,782	212,841	210,314	217,149
		$543,950	$539,676	$518,038	$521,316

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The fair value of the Second Lien Term Loan, into which the Company entered on September 17, 2015, was estimated using inputs that are not observable (Level 3) as there are no quoted prices in active markets for this term loan. The fair value of the Second Lien Term Loan approximates its carrying value at October 2, 2015 as interest payments on this term loan are based on LIBOR rates that are reset monthly and the Company believes that its credit risk has not changed materially since the date the term loan was executed.

6.           Long-term Debt

The Company’s long-term debt comprises the following as of the dates presented:

	October 2, 2015	October 3, 2014
Senior Secured Credit Facilities:
First Lien Term Loan, net of issue discount of $625 and $726	$304,725	$307,724
Second Lien Term Loan, net of issue discount of $557	27,443	—
Senior Notes, net of issue discount of $3,218 and $4,686	211,782	210,314
	543,950	518,038
Less: Current portion	3,100	3,100
Long-term portion	$540,850	$514,938

Standby letters of credit secured by Revolver	$5,998	$3,468

Senior Secured Credit Facilities

On April 7, 2014, CPII entered into a First Lien Credit Agreement, which provides for (a) a term loan in an aggregate principal amount of $310.0 million (“First Lien Term Loan”) and (b) a $30.0 million revolving credit facility (“Revolver”), with sub-limits for letters of credit and swingline loans. On the closing date of the First Lien Credit Agreement, CPII borrowed the entire $310.0 million available under the First Lien Term Loan. Proceeds of $309.2 million, after netting of $0.8 million of issue discount, were principally used to pay the entire outstanding balance of CPII’s prior senior secured credit facilities, to pay a dividend to CPII’s direct and/or indirect shareholders and to pay fees, costs and expenses in connection with the consent solicitation for the 8.75% Senior Notes due 2018 (“Senior Notes”). No borrowings have been made to date under the Revolver (other than for approximately $6.0 million of outstanding letters of credit as of October 2, 2015).

On September 17, 2015, CPII entered into a Second Lien Credit Agreement, which provides for term loan borrowings in an aggregate principal amount of $28.0 million (“Second Lien Term Loan”). On the closing date of the Second Lien Term Loan, CPII borrowed the entire $28.0 million available under the Second Lien Term Loan. Proceeds of $27.4 million, after netting $0.6 million of issue discount, were principally used to fund a portion of the Company’s acquisition of ASC Signal.

Under the First Lien Credit Agreement, upon satisfaction of certain specified conditions, including pro forma compliance with a total leverage ratio, CPII may seek commitments for new term loans and revolving loans, not to exceed the sum of (i) $75.0 million, plus (ii) the aggregate amount of all prepayments of the First Lien Term Loan and permanent commitment reductions of the Revolver made prior to or simultaneously with the incurrence of new incremental commitments, plus (iii) such additional amounts to the extent CPII maintains a first lien leverage ratio of 3.50:1 or less on a pro forma basis after giving effect to such incremental commitments (the “First Lien Incremental Cap”). In addition, instead of incremental commitments of term loans or revolving loans under the First Lien Credit Agreement, CPII may utilize the First Lien Incremental Cap plus additional amounts at any time by issuing or incurring incremental equivalent debt, outside of the First Lien Credit Agreement, which may be in the form of secured or unsecured debt securities or loans, in each case upon satisfaction of certain specified conditions, including maintaining certain leverage ratios.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Under the Second Lien Credit Agreement, upon satisfaction of certain specified conditions, CPII may seek commitments for new term loans, not to exceed the sum of (i) $10.0 million, plus (ii) the aggregate amount of all prepayments of the Second Lien Term Loan made prior to or simultaneously with the incurrence of new incremental commitments (the “Second Lien Incremental Cap”). In addition, instead of incremental commitments of term loans under the Second Lien Credit Agreement, CPII may utilize the Second Lien Incremental Cap plus additional amounts at any time by issuing or incurring incremental equivalent debt, outside of the Second Lien Credit Agreement, which may be in the form of junior secured or unsecured debt securities or loans, in each case upon satisfaction of certain specified conditions, including maintaining certain leverage ratios.

The First Lien Credit Agreement and the Second Lien Credit Agreement (collectively, “Senior Credit Facilities”) are guaranteed by Parent and CPII’s domestic subsidiaries and are secured by substantially all of the assets of CPII and such guarantors.

Except as noted below, the First Lien Term Loan and the Second Lien Term Loan (collectively, “Term Loans”) will mature on November 17, 2017 and the Revolver will mature on August 19, 2017. However, if (a) in the case of the Term Loans, on or before November 17, 2017, and, in the case of the Revolver, on or before August 19, 2017, CPII has repaid or refinanced no less than 65% of the Senior Notes outstanding as of the closing date of the First Lien Term Loan, or (b) the first lien leverage ratio as of August 19, 2017 is 2.50:1 or less on a pro forma basis (“Maturity Extension Condition”), then the Term Loans will mature on April 7, 2021 and the Revolver will mature on April 7, 2019.

Borrowings under the First Lien Credit Agreement bear interest at a rate equal to, at CPII’s option, the LIBOR or the base rate (“ABR”) plus the applicable margin. LIBOR and ABR borrowings under the First Lien Term Loan are subject to a 1.00% and 2.00% “floor,” respectively. The ABR under the First Lien Credit Agreement is the greatest of (a) the base rate established by the administrative agent, (b) the federal funds rate plus 0.50% and (c) adjusted LIBOR for a one-month interest period plus 1.00%. For the First Lien Term Loan, the applicable margin will be 3.25% per annum for LIBOR borrowings and 2.25% per annum for ABR borrowings. The applicable margins under the Revolver vary depending on CPII’s total leverage ratio, as defined in the First Lien Credit Agreement and range from 3.25% to 3.00% for LIBOR borrowings and from 2.25% to 2.00% for ABR borrowings.

Borrowings under the Second Lien Credit Agreement bear interest at a rate equal to, at CPII’s option, the LIBOR or the ABR plus the applicable margin. LIBOR and ABR borrowings under the Second Lien Term Loan are subject to a 1.00% and 2.00% “floor,” respectively. The ABR under the Second Lien Credit Agreement is the greatest of (a) a rate equal to the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Federal Reserve Board as the “bank prime loan” rate or, if such rate is no longer quoted therein, any similar rate quoted therein (as determined by the administrative agent) or any similar release by the Federal Reserve Board (as determined by administrative agent), (b) the federal funds rate plus 0.50% and (c) adjusted LIBOR for a one-month interest period plus 1.00%. For the Second Lien Term Loan, the applicable margin will be 7.00% per annum for LIBOR borrowings and 6.00% per annum for ABR borrowings. However, upon satisfaction of the Maturity Extension Condition, the applicable margin shall be increased by an amount equal to 150% of the difference in the coupon rate of the Senior Notes after the exchange and the coupon rate of the Senior Notes prior to the exchange, to the extent such difference is positive.

In addition to customary fronting and administrative fees under the First Lien Credit Agreement, CPII will pay letter of credit participation fees equal to the LIBOR margin per annum applicable to the Revolver on the average daily amount of the letter of credit exposure, and a commitment fee on the average daily unused commitments under the Revolver. The commitment fee with respect to the unused portion of the Revolver varies depending on CPII’s total leverage ratio, as defined in the First Lien Credit Agreement, and will range from 0.375% to 0.500% per annum. Upon the satisfaction of the Maturity Extension Condition, CPII will pay to the lenders under the Second Lien Credit Agreement, a fee equal to 2.00% of the aggregate principal amount of the Second Lien Term Loans.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The First Lien Term Loan is payable in equal quarterly installments in annual amounts equal to 1.00% of the original principal amount of the First Lien Term Loan, with the remainder due on the First Lien Term Loan maturity date. The Second Lien Term Loan is due and payable on its scheduled maturity date.

Subject to the intercreditor agreement governing the First Lien Credit Agreement and the Second Lien Credit Agreement (the “Intercreditor Agreement”), CPII is required to prepay its outstanding loans under the Senior Credit Facilities, subject to certain exceptions and limitations, with net cash proceeds received from certain events, including, without limitation:

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

Under the First Lien Credit Agreement, for each fiscal year, beginning with fiscal year 2015, CPII will also be required to make prepayments within five business days after the date on which the financial statements with respect to that fiscal year are delivered, based on a calculation of excess cash flow, as defined in the First Lien Credit Agreement, less optional prepayments and, in the case of the Revolver, corresponding reductions in commitment, made during such fiscal year.

A prepayment premium of 1.00% of the aggregate principal amount of First Lien Term Loans which are prepaid pursuant to a repricing transaction, as defined in the First Lien Credit Agreement, on or prior to the date that is six months following the closing date of the First Lien Credit Agreement applies to any such prepayment of the First Lien Term Loans. CPII can make optional prepayments on the outstanding loans under the First Lien Credit Agreement at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans. A prepayment premium of 2.00% of the aggregate principal amount of Second Lien Term Loans which are prepaid on or prior to the date that is eighteen months following the closing date of the Second Lien Credit Agreement applies to any such prepayment of the Second Lien Term Loans. Following the date that is eighteen months after the closing date of the Second Lien Credit Agreement, subject to the Intercreditor Agreement, CPII can make optional prepayments on the outstanding Second Lien Term Loans at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans.

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

•
amend documents relating to the Senior Notes to accelerate the dates principal payments are due thereon or make prepayments relating to subordinated indebtedness, the Senior Notes or permitted incremental debt outside of the Senior Credit Facilities; and

•	amend or waive provisions of charter documents in a manner materially adverse to the lenders.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Under the First Lien Credit Agreement, if on the last day of any period of four consecutive fiscal quarters, the aggregate principal amount of revolving loans, swingline loans and/or letters of credit (excluding letters of credit which have been cash collateralized) that are issued and/or outstanding is greater than 30% of the commitments under the Revolver, Parent and its restricted subsidiaries must comply with a maximum total leverage ratio, calculated on a consolidated basis for Parent and its restricted subsidiaries. There are no financial covenants under the Second Lien Credit Agreement.

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

The refinancing in April 2014 of CPII’s prior senior credit facilities with the First Lien Credit Agreement was accounted for as a debt extinguishment in connection with which the Company recorded an expense of $3.8 million included in loss on debt restructuring in the consolidated statements of comprehensive income for fiscal year 2014. This expense primarily represents the write offs of deferred debt issuance costs and unamortized debt discount associated with the previously existing credit facilities.

8.75% Senior Notes due 2018

In February 2011, CPII issued an aggregate of $215 million of the Senior Notes originally bearing interest at the rate of 8.0% per year. The outstanding Senior Notes are CPII’s senior unsecured obligations. Parent and each of CPII’s existing and future restricted subsidiaries (as defined in the indenture governing the Senior Notes) guarantee the Senior Notes on a senior unsecured basis. Interest is payable in cash on a bi-annual basis. The indenture governing the Senior Notes limits, subject to certain exceptions, CPII and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock; pay dividends and make other restricted payments; make certain investments; sell assets; create liens; consolidate, merge or sell all or substantially all of CPII’s assets; enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries.

Second Supplemental Indenture. In connection with the refinancing of its senior credit facilities in April 2014, CPII entered into a second supplemental indenture dated as of March 12, 2014, which amended the indenture governing the Senior Notes to:

•	increase the interest rate on the Senior Notes from 8.00% to 8.75% per annum;

•
increase the premium for any optional redemption of the Senior Notes to (i) for redemptions prior to February 15, 2016, the make-whole premium, (ii) for redemptions from February 15, 2016 to February 14, 2017, 4% and (iii) for redemptions thereafter, 1%;

•
increase the aggregate amount of indebtedness under CPII’s First Lien Credit Agreement that constitutes “Permitted Indebtedness” for purposes of the Limitations on Additional Indebtedness covenant from $230.0 million to $365.0 million; and

•	modify the Restricted Payments covenant in order to allow CPII to pay a one-time dividend of up to $175.0 million to the Company in fiscal year 2014.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In consideration for these amendments, in April 2014, CPII made an aggregate cash payment of $5.4 million (the “Consent Payment”) to those holders of such Senior Notes who had validly delivered a duly executed consent prior to the applicable expiration date of CPII’s consent solicitation and who had not revoked the consent in accordance with the procedure described in the consent solicitation statement. Upon payment of the Consent Payment, the amendments in the second supplemental indenture for the Senior Notes became operative.

The amendment of the indenture governing the Senior Notes as provided for in the second supplemental indenture was accounted for as debt modification, which resulted in the Company’s recording the Consent Payment mentioned above of $5.4 million as a debt discount netted against the balance of the Senior Notes on the consolidated balance sheet. Debt discount is amortized and recognized as interest expense under the effective interest method over the remaining term of the Senior Notes. Also, the Company recorded an expense of $3.4 million included in loss on debt restructuring in the consolidated statements of comprehensive income for fiscal year 2014 for incurred fees and costs associated with this debt modification.

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

Debt Maturities:    As of October 2, 2015, maturities on long-term debt were as follows:

Fiscal Year	First Lien Term Loan	Second Lien Term Loan	8.75% Senior Notes	Total
2016	3,100	—	$—	$3,100
2017	3,100	—	—	3,100
2018	299,150	28,000	215,000	542,150
2019	—	—	—	—
2020	—	—	—	—
Thereafter	—	—	—	—
	$305,350	$28,000	$215,000	$548,350

The above table assumes (i) that the respective debt instruments will be outstanding until their scheduled maturity dates, and (ii) a debt level based on mandatory repayments according to the contractual amortization schedule of the Senior Credit Facilities. The above table excludes any optional and excess cash flow prepayments on the Term Loans. The table also excludes the effect of the Company’s contractual right to repay or refinance the Senior Notes by November 17, 2017, which would extend the maturity date for the Term Loans from November 2017 to April 2021.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Covenants

As of October 2, 2015, the Company was in compliance with the covenants under the agreements governing CPII’s First Lien Credit Agreement, Second Lien Credit Agreement and the indentures governing the Senior Notes.

Deferred Debt Issuance Costs

CPII incurred deferred debt issuance costs, excluding issue discount, of $8.7 million and $1.1 million associated with its First Lien Credit Agreement and its Second Lien Credit Agreement, respectively, and cumulative deferred debt issuance costs, excluding issue discount, of $8.0 million associated with the Senior Notes. As of October 2, 2015, the unamortized deferred debt issuance costs related to CPII’s debt were $11.1 million, net of $6.8 million accumulated amortization. As of October 3, 2014, the unamortized deferred debt issuance costs related to CPII’s First Lien Credit Agreement and the Senior Notes were $12.6 million, net of $4.2 million accumulated amortization.

7.           Employee Benefit Plans

Retirement Plans:    The Company provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. The Company also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows a select group of management and highly compensated employees to defer a portion of their compensation. The Non-Qualified Plan liability recorded by the Company amounted to approximately $1.8 million and $1.6 million as of October 2, 2015 and October 3, 2014, respectively. For all of the Company’s current retirement plans, all participant contributions and Company matching contributions are 100% vested. Total CPI contributions to these retirement plans were $4.1 million for each of fiscal years 2015 and 2014, and $3.8 million for fiscal year 2013.

Defined Benefit Pension Plan: The Company maintains a defined benefit pension plan for its Chief Executive Officer (“CEO”). The plan’s benefits are based on the CEO’s compensation earnings and are limited by statutory requirements of the Canadian Income Tax Act. All costs of the plan are borne by the Company.

At October 2, 2015 and October 3, 2014, the Company recorded a liability of $0.2 million and $0.1 million, respectively, which approximates the excess of the projected benefit obligation over plan assets of $1.2 million and $1.5 million, respectively. Additionally, the Company recorded an unrealized gain of $26,000, net of tax of $8,000 as of October 2, 2015 and $0.1 million, net of tax of $33,000 as of October 3, 2014 to accumulated other comprehensive loss in the consolidated balance sheets.

The Company’s defined benefit pension plan is managed by an insurance company consistent with regulations or market practice in Canada, where the plan assets are invested. Net pension expense, recorded in general and administrative in the consolidated statements of comprehensive income, was $30,000, $36,000 and $0.1 million for fiscal years 2015, 2014 and 2013, respectively. Contributions to the plan are not expected to be significant to the financial position of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company’s Canadian dollar forward contracts in effect as of October 2, 2015 have durations of three to 19 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive loss in the consolidated balance sheets. At October 2, 2015, the unrealized loss, net of tax of $0.7 million, was $2.0 million. At October 3, 2014, the unrealized loss, net of tax of $0.3 million, was $0.8 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next five fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of comprehensive income. No ineffective amounts were recognized due to hedge ineffectiveness in the fiscal years 2015, 2014 and 2013.

As of October 2, 2015, the Company had entered into Canadian dollar forward contracts for nominal values of approximately $45.0 million (Canadian dollars), or approximately 82% of estimated Canadian dollar denominated expenses for October 2015 through September 2016, at an average rate of approximately 0.80 U.S. dollars to one Canadian dollar.

The aggregate fair value of all derivative instruments designated as cash flow hedges were in a liability position on October 2, 2015 and October 3, 2014 as shown in the following table:

	Liability Derivatives
		Fair Value
	Balance Sheet Location	October 2, 2015	October 3, 2014
Derivatives designated as hedging instruments
Forward contracts	Accrued expenses	$1,821	$759

As of October 2, 2015 and October 3, 2014, the Company had no derivative instruments that were classified as non-hedging instruments. The Company’s derivatives are reported on a gross basis. The Company has no master netting arrangements with its derivative counterparties that would allow for net settlement.

The following tables summarize the effect of derivative instruments on the consolidated statements of comprehensive income for the periods of fiscal years 2015, 2014 and 2013 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Loss Reclassified from Accumulated OCI into Income (Effective Portion)				Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)
				Location	Amount			Location	Amount
	Year Ended				Year Ended				Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013		October 2, 2015	October 3, 2014	September 27, 2013		October 2, 2015	October 3, 2014	September 27, 2013
Forward contracts	$(4,623)	$(2,514)	$(1,263)	Cost of sales	$(2,314)	$(1,243)	$(132)	General and administrative(a)	$123	$251	$235
				Research and development	(316)	(141)	(34)
				Selling and marketing	(139)	(62)	(15)
				General and administrative	(163)	(74)	(18)
Total	$(4,623)	$(2,514)	$(1,263)		$(2,932)	$(1,520)	$(199)		$123	$251	$235

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

9.           Commitments and Contingencies

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at October 2, 2015 were as follows:

Fiscal Year	Operating Leases
2016	$3,001
2017	2,527
2018	2,049
2019	1,271
2020	598
Thereafter	2,239
$11,685

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $3.4 million, $4.0 million and $3.2 million for fiscal years 2015, 2014 and 2013, respectively. Assets subject to capital leases at October 2, 2015 and October 3, 2014 were not material.

Guarantees: The Company has restricted cash of $1.7 million and $1.8 million as of October 2, 2015 and October 3, 2014, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries and cash collateral for certain performance bonds.

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

In 2010, the Company’s new subsidiary, ASC Signal, became aware of volatile organic compounds (“VOC”) and other contamination in the soil and groundwater at the Whitby, Ontario industrial site. The Company believes that the contamination originated from the neighboring property, which reportedly is used for crystal manufacturing, and secondarily from the operational practices of the prior operators of ASC Signal. The Company intends to address these conditions through the implementation of a remediation plan. ASC Signal holds a pair of pollution insurance policies and the insurer has advised that it will indemnify ASC Signal for the remediation costs. The Company expects that the remediation costs will be less than the insurance policy limits. In addition, ASC Signal has filed a civil action against the neighbor and certain other parties to recover consequential damages resulting from the contamination. The Company has been informed that one of the defendants in this lawsuit has filed for bankruptcy.

The Company believes that the cost of remediating the contamination at the Whitby site will be approximately $2.8 million, the amount of environmental loss reserve acquired by the Company through the ASC Signal acquisition. The reserve was provided for environmental liabilities that are considered probable and for which a reasonable estimate of the obligation can be made. As mentioned above, ASC Signal has environmental liability insurance policies which are expected to provide complete indemnification from any costs incurred for the remediation efforts. The expected indemnification gave effect to an environmental indemnification asset of $2.8 million also acquired by the Company with the ASC Signal acquisition. The accompanying consolidated balance sheet as of October 2, 2015 reflects the environmental loss reserve of $2.8 million and the environmental indemnification asset of $2.8 million in other long-term liabilities and other long-term assets, respectively. The calculation of environmental loss reserves is based on the evaluation of currently available information. Actual costs to be incurred in future periods may vary from the amount of reserve given the uncertainties regarding the status of laws, regulations, enforcement policies, and the impact of potentially responsible parties, technology and information related to the affected site.

All legal costs are expensed as incurred.

10.           Related-Party Transactions

A former major stockholder of the predecessor of the Radant Division now serves as the Director of Business Development of that division (the “Radant Director of Business Development”). In connection with, and as part of the consideration for, the Radant acquisition, the Company is obligated to make $10.0 million in additional payments to the former stockholders of Radant including the Radant Director of Business Development and certain of his relatives for Radant’s having achieved certain agreed-upon financial targets over the two years following the acquisition. The Company expects to make the earn-out payment in full in December 2015. Also in connection with the acquisition, the Company entered into a lease agreement for a property in Stow, Massachusetts, that contains a manufacturing plant and office facilities owned by a company controlled by the Radant Director of Business Development. The Company records rent expense for the Stow lease on an arm’s length basis. The Company paid and recorded a rent expense of $0.4 million for such lease for each of fiscal years 2015 and 2014.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company is party to an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Veritas Capital, pursuant to which Veritas Management provides the Company with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023, and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or the Company terminates the advisory agreement. Pursuant to such agreement, the Company pays Veritas Management an annual fee equal to the greater of $1.0 million or 3.0% of the Company’s Adjusted EBITDA (EBITDA further adjusted to exclude certain acquisition-related transaction and start-up costs, refinancing expenses, stock-based compensation expense and the Veritas Management annual advisory fee), a portion of which is payable in advance annually, and the Company reimburses certain out-of-pocket expenses of Veritas Management. For fiscal years 2015, 2014 and 2013, the Company incurred Veritas Management advisory fee expense of $2.4 million, $2.7 million and $2.2 million, respectively, recorded in general and administrative expenses in the consolidated statements of comprehensive income. As of October 2, 2015, $1.4 million of the Veritas Management advisory fee remained unpaid.
Under the Veritas Management advisory agreement, if Parent or any of its subsidiaries (including the Company) is involved in any transaction (including, without limitation, any acquisition, merger, disposition, debt or equity financing, recapitalization, structural reorganization or similar transaction), the Company is obligated to pay a transaction fee to Veritas Management equal to the greater of $0.5 million or 2.0% of transaction value. The Company may terminate the advisory agreement immediately prior to a change of control or an initial public offering, upon payment of an amount equal to all accrued fees and expenses plus the present value of all annual fees that would have been payable under the advisory agreement through December 31, 2023. In connection with entering into Second Lien Credit Agreement and the acquisition of ASC Signal in September 2015, the Company incurred a $1.0 million transaction fee to be paid to Veritas Management in the first quarter of fiscal year 2016. The total transaction fee incurred in fiscal year 2015 comprised (1) $0.4 million attributed to the Second Lien Credit Agreement as part of its capitalized debt issuance costs, and (2) $0.6 million attributed to the ASC Signal acquisition as part of acquisition costs included in general and administrative expense on the accompanying consolidated statements of comprehensive income for fiscal year 2015. In connection with April 2014 debt refinancing, the Company paid $4.0 million in transaction fees to Veritas Management during fiscal year 2014. The total transaction fee paid in fiscal year 2014 comprised (1) $2.5 million attributed to the First Lien Credit Agreement as part of its capitalized debt issuance costs, and (2) $1.5 million attributed to the Senior Notes as part of their expensed debt modification costs included in loss on debt restructuring on the accompanying consolidated statements of comprehensive income for fiscal year 2014. Veritas Management waived any transaction fees due for acquisitions made by the Company during fiscal years 2014 and 2013.

No other related person has any interest in the advisory agreement.

One of the vendors of the of the Company's newly acquired ASC Signal division is owned by the father of ASC Signal's Vice President of Products. The vendor is also a customer of ASC Signal. From the date of ASC Signal acquisition of September 17, 2015 through the end of fiscal year 2015, the Company’s total purchases from and sales to this vendor were not material. As of October 2, 2015, the Company had $0.2 million outstanding payables to and no outstanding receivables from this vendor.

Certain members of management of the Company have been granted Class B membership interests in Holding LLC. See Note 12, “Stockholders’ Equity,” for more details.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

11.    Income Taxes

The components of income before income taxes are summarized as follows:

	Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
U.S.	$(1,226)	$6,341	$8,980
Foreign	10,950	10,472	7,315
	$9,724	$16,813	$16,295

Income tax expense is summarized as follows:

	Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Current
Federal	$5,355	$954	$2,736
State	399	218	693
Foreign	3,338	3,760	1,386
	9,092	4,932	4,815
Deferred
Federal	(2,404)	3,533	1,240
State	(885)	70	428
Foreign	(1,018)	(839)	(1,077)
	(4,307)	2,764	591
	$4,785	$7,696	$5,406

The differences between the effective income tax rate and the federal statutory income tax rate were as follows:

	Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
U.S. federal income tax provision at statutory rate	35.0%	35.0%	35.0%
Domestic manufacturing deduction	(7.1)%	(2.0)%	(4.8)%
Foreign tax rate differential and income inclusion	2.5%	13.1%	(0.4)%
State taxes	(6.3)%	1.0%	6.3%
Research and development credit	(0.4)%	(0.4)%	(3.7)%
Tax contingency reserves	(3.0)%	(20.3)%	2.4%
Stock compensation expense	2.9%	1.7%	1.8%
Non-deductible acquisition earn-out and acquisition expenses	12.9%	8.2%	—%
Prior year change in estimate	(0.4)%	(3.9)%	(4.8)%
Change in valuation allowance	15.3%	13.8%	—%
Other differences	(2.2)%	(0.4)%	1.4%
Effective tax rate	49.2%	45.8%	33.2%

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

In fiscal year 2015, the tax rate in excess of the federal statutory rate was primarily due to an increase in the valuation allowance on foreign tax credits and non-deductible acquisition earn-out and acquisition expenses, partially offset by the domestic manufacturing deduction and tax benefits from closure of a California tax audit and a change in state apportionment. The negative state tax rate for fiscal year 2015 is primarily due to the impact of a change in state apportionment on deferred tax accounts. In fiscal year 2014, the tax rate in excess of the federal statutory rate was primarily due to a change in the Company’s ability to utilize foreign tax credits generated and expected to be generated upon repatriation of certain earnings and nondeductible acquisition earn-out expense, partially offset by tax benefits from the expiration of the statute of limitations on certain tax contingency reserves and a provision to tax return true-up. In fiscal year 2013, the tax rate in excess of the federal statutory rate was primarily due to the domestic manufacturing deduction, a prior year change in estimate based on a tax filing and research and development tax credits, partially offset by state income taxes. The 6.3% state tax rate for fiscal year 2013 includes tax charges of 2.7% for tax rate changes.

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The significant components of the Company’s deferred tax assets (liabilities) were as follows:

	October 2, 2015	October 3, 2014
Deferred tax assets:
Inventory and other reserves	$8,018	$8,990
Accrued vacation	2,269	2,138
Deferred compensation and other accruals	1,168	1,721
Tax credit carryforward	6,109	3,717
Net operating loss carryforward	3,336	684
Other deferred tax assets	1,036	383
Gross deferred tax assets	21,936	17,633
Valuation allowance	(3,651)	(2,321)
Total deferred tax assets	$18,285	$15,312

Deferred tax liabilities:
Accelerated depreciation	$(13,728)	$(14,061)
Acquisition-related intangibles	(91,277)	(85,008)
Unremitted foreign earnings	(3,498)	(2,712)
Other deferred tax liabilities	(918)	(340)
Total deferred tax liabilities	$(109,421)	$(102,121)
Net deferred tax liabilities	$(91,136)	$(86,809)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The breakdown between current and long-term deferred tax assets and liabilities were as follows:

	October 2, 2015	October 3, 2014
Deferred tax assets:
Current	$8,461	$8,070
Deferred tax liabilities:
Current (accrued expenses)	(90)	(44)
Noncurrent	(99,507)	(94,835)
Net deferred tax liabilities	$(91,136)	$(86,809)

The increase in deferred tax assets and liabilities from October 3, 2014 to October 2, 2015 was primarily due to net operating loss (“NOL”) carrryforwards and intangible assets acquired from ASC Signal.

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as earnings history and expected future taxable income. As of October 2, 2015, the Company believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its deferred tax assets except for foreign tax credit carryforwards. Utilization of foreign tax credit carryforwards requires income of a certain character to be recognized within a ten year carryforward period. Beginning in fiscal year 2014, the Company determined it did not expect there would be enough future income of this character to fully utilize foreign tax credit carryforwards; therefore, a valuation allowance was recorded. As of October 2, 2015, the Company had federal foreign tax credit carryforwards of $5.6 million. If not utilized, federal foreign tax credit carryforwards begin to expire in 2021.

In connection with the ASC Signal acquisition, the Company acquired federal NOL carryforwards of approximately $10.9 million and state NOL’s of approximately $3.9 million which the Company believes will not expire before utilization. At October 2, 2015, the Company had federal NOL carryforwards of approximately $10.7 million and state NOL’s of approximately $5.2 million. If not utilized, federal NOL carryforwards begin to expire in 2028 and state NOL carryforwards begin to expire in 2023.

The Company provides U.S. income taxes on earnings of foreign subsidiaries unless the subsidiaries earnings are considered indefinitely reinvested outside of the United States. The Company has approximately $9.4 million of undistributed earnings in its Canadian operations that were indefinitely reinvested in business acquisitions; the unrecognized deferred tax liability on such amount is approximately $4.0 million.

The total unrecognized tax benefits, excluding any related interest accrual, are reported in the consolidated balance sheets in the following accounts:

	October 2, 2015	October 3, 2014
Income taxes payable	$—	$220
Other long-term liabilities	861	918
	$861	$1,138

The reduction in total unrecognized tax benefits for the year ended October 2, 2015 is primarily due to federal approval for a change in accounting method and expiration of the statute of limitations, partially offset by an unrecognized tax position for Canadian investment tax credits.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

All of the unrecognized tax benefit balances of $0.9 million and $1.1 million would reduce the effective tax rate if recognized as of October 2, 2015 and October 3, 2014, respectively. As of October 2, 2015, the amount of accrued income tax related interest and penalties and the amount charged to income tax expense for fiscal year 2015 is not significant. The Company believes the amount of unrecognized tax benefits that is reasonably possible of being resolved in the next 12 months is not significant.

A reconciliation of the beginning and ending balances of the total gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Year Ended
	October 2, 2015	October 3, 2014
Beginning of period balance	$4,777	$5,897
Increases related to tax positions taken during prior periods	170	—
Decreases related to tax positions taken during prior periods	(228)	(126)
Increases related to tax position taken during the current period	1,887	4,117
Decreases related to settlements with the taxing authorities	(2,334)	(1,904)
Decreases related to expiration of the statute of limitations	(277)	(3,207)
End of period balance	$3,995	$4,777
The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada and California, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2011. The Company is no longer subject to examination by taxing authorities in Canada and California for fiscal years prior to 2008. The Company has income tax audits in progress in several jurisdictions in which it operates, including an audit by the Canadian Revenue Authority for fiscal year 2010 and for the periods from October 2, 2010 to February 10, 2011 and February 11, 2011 to September 30, 2011.
 Based on the outcome of tax examinations of the Company and the result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the statement of financial position. The Company has provided for amounts of anticipated tax audit adjustments in various jurisdictions based on its reasonable estimate of additional taxes and interest as required by the more likely than not standard under the accounting guidance for uncertainty in income taxes.

12.        Stockholders’ Equity

Special Dividend
In April 2014, the Company’s board of directors officially declared, and the Company paid a special cash dividend in an aggregate amount of $175.0 million to Holding LLC, the Company’s sole stockholder of record as of the close of business April 2, 2014. The special dividend was recorded as a reduction to additional paid-in capital on the accompanying consolidated balance sheet as of October 2, 2015.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Equity-based Compensation

In April 2011, December 2011 and June 2015, certain members of management and independent directors of the Company were granted Class B membership interests in Holding LLC. Pursuant to the terms of the limited liability company operating agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of Class A membership interests, including Veritas Capital, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The Class B membership interests are subject to a five-year vesting schedule, except vesting will be accelerated in the event of a change of control. Class B membership interests are granted with no exercise price and no expiration date. Grants of Class B membership interests are limited in the aggregate to 7.50% of the net profits interests in Holding LLC.

A summary of activity for grants, forfeitures and the outstanding balance of Class B membership interests in Holding LLC follow:

	Class B Membership Interests
	Available for Grant	Outstanding	Fair Value at Date of Grant
Balance, September 28, 2012	1.98%	5.52%	$5,057
Granted	—	—	—
Balance, September 27, 2013	1.98	5.52	5,057
Granted	—	—	—
Forfeited	0.06	(0.06)	(40)
Balance, October 3, 2014	2.04	5.46	5,017
Granted	(0.10)	0.10	157
Forfeited	0.05	(0.05)	(59)
Balance, October 2, 2015	1.99%	5.51%	$5,115

As of October 2, 2015, 80% of Class B membership interests for the majority of current holders were vested.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The Company records equity-based compensation expense based on the grant-date fair value on a straight-line basis over the vesting period of the awards. The following table summarizes equity-based compensation expense for the periods presented, which was allocated as follows:

	Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Equity-based compensation cost recognized in the statement of comprehensive income by caption:
Cost of sales	$254	$259	$255
Research and development	46	47	46
Selling and marketing	85	118	128
General and administrative	591	590	581
	$976	$1,014	$1,010
Equity-based compensation cost capitalized in inventory	$254	$259	$255
Equity-based compensation cost remaining in inventory at end of period	$46	$46	$46

The unamortized amount of equity-based compensation was $0.8 million at October 2, 2015, and is scheduled to be charged to expense as follows:

Fiscal Year	Amount
2016	$637
2017	38
2018	28
2019	28
2020	20
$751

Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss in the consolidated balance sheets:

	October 2, 2015	October 3, 2014
Unrealized loss on cash flow hedges, net of tax of $(673) and $(251), respectively	$(2,021)	$(753)
Unrealized actuarial gain and prior service credit for pension liability, net of tax of $8 and $33, respectively	26	100
Accumulated other comprehensive loss	$(1,995)	$(653)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

The following table provides changes in accumulated other comprehensive (loss) income, net of tax, reported in the Company’s consolidated balance sheets for fiscal years 2015 and 2014 (amounts in parentheses indicate debits):

	Year Ended
	October 2, 2015			October 3, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(753)	$100	$(653)	$(8)	$94	$86
Other comprehensive (loss) income before reclassifications	(3,468)	17	(3,451)	(1,885)	(83)	(1,968)
Amounts reclassified from accumulated other comprehensive loss or income	2,200	(91)	2,109	1,140	89	1,229
Net current-period other comprehensive (loss) income	(1,268)	(74)	(1,342)	(745)	6	(739)
Balance at end of period	$(2,021)	$26	$(1,995)	$(753)	$100	$(653)

The following table provides the gross amounts reclassified from accumulated other comprehensive loss or income and the corresponding amounts of taxes for fiscal years 2015 and 2014 (amounts in parentheses indicate debits):

	Year Ended
	October 2, 2015			October 3, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Amounts reclassified from accumulated other comprehensive loss or income	$2,932	$(122)	$2,810	$1,520	$119	$1,639
Less: tax	(732)	31	(701)	(380)	(30)	(410)
Amounts reclassified from accumulated other comprehensive loss or income, net of tax	$2,200	$(91)	$2,109	$1,140	$89	$1,229

See Note 8, “Derivatives Instruments and Hedging Activities,” for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the consolidated statements of comprehensive income.

13.           Segments, Geographic and Customer Information

The Company’s reportable segments, RF products and satcom equipment, are differentiated based on their underlying profitability and economic performance. The divisions or reporting units forming each segment have been aggregated based on the similarity of their economic characteristics as measured by EBITDA, and the similarity of their products and services, production processes, types of customers and distribution methods, and the nature of their regulatory environments. The Company’s analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company’s chief operating decision maker (“CODM”), its chief executive officer, and is based on the nature of the Company’s operations and products offered to customers.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Made up of five divisions, the RF products reportable segment develops, manufactures and distributes high-power/high-frequency microwave and RF signal components and structures. These products are used in the communications, radar, electronic warfare, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the RF products will be located. These products are distributed through the Company’s direct sales force, independent sales representatives and distributors.
The satcom equipment reportable segment consists of two divisions, including the Company’s newly acquired ASC Signal division. The satcom equipment segment manufactures and supplies high-power amplifiers primarily for communication with satellites, and satellite communications, radar and high-frequency antennas and controllers. These products are used for satellite communication uplinks, terrestrial communications, imagery and data transmission, and radar and intelligence applications. This segment also provides spares, service and other post-sales support. Its products are distributed through the Company’s direct sales force and independent sales representatives.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Sales from external customers
RF products	$340,575	$355,698	$310,337
Satcom equipment	83,612	89,610	86,931
Other	23,477	29,993	22,140
	$447,664	$475,301	$419,408
Intersegment product transfers
RF products	$18,590	$21,644	$18,176
Satcom equipment	24	33	74
	$18,614	$21,677	$18,250
Capital expenditures[a]
RF products	$5,340	$6,181	$4,084
Satcom equipment	227	267	260
Other	1,124	1,155	1,124
	$6,691	$7,603	$5,468
EBITDA
RF products	$74,276	$83,368	$68,494
Satcom equipment	9,732	9,267	8,343
Other	(14,459)	(19,690)	(11,678)
	$69,549	$72,945	$65,159

[a] Capital expenditures incurred on an accrual basis.

	October 2, 2015	October 3, 2014
Total assets
RF products	$515,966	$517,108
Satcom equipment	183,874	110,691
Other	90,758	118,529
	$790,598	$746,328

The increase in Satcom equipment total assets primarily reflects assets derived from ASC Signal, which was acquired by the Company in September 2015, and correspondingly the decrease in Other total assets primarily reflects a net decrease in cash due to the ASC Signal acquisition.

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

•
the Company’s first lien senior credit facilities contains covenants that require the Company to maintain a total leverage ratio in certain circumstances that contains EBITDA as a component, and the Company’s management team uses EBITDA to monitor compliance with these covenants;

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

	Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Operating income
RF products	$65,255	$74,245	$59,956
Satcom equipment	8,660	8,139	7,245
Other	(27,685)	(26,154)	(23,669)
	$46,230	$56,230	$43,532

The following table reconciles net income to EBITDA:

	Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
Net income	$4,939	$9,117	$10,889
Depreciation and amortization	23,319	23,950	21,627
Interest expense, net	36,506	32,182	27,237
Income tax expense	4,785	7,696	5,406
EBITDA	$69,549	$72,945	$65,159

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

Net property, plant and equipment by geographic area were as follows:

	October 2, 2015	October 3, 2014
United States	$58,074	$61,770
Canada	19,859	14,090
Other	659	799
Total	$78,592	$76,659

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

Goodwill by geographic area was as follows:

	October 2, 2015	October 3, 2014
United States	$127,225	$109,472
Canada	88,209	88,209
	$215,434	$197,681

The Company attributes sales from external customers to individual countries based on product shipment destination.
Sales by geographic area were as follows for external customers:

	Year Ended
	October 2, 2015	October 3, 2014	September 27, 2013
United States	$296,829	$316,229	$277,837
All foreign countries	150,835	159,072	141,571
Total sales	$447,664	$475,301	$419,408

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

The United States Government, including its agencies, is the only customer that accounted for 10% or more of the Company’s consolidated sales in fiscal years 2015, 2014 and 2013. Direct sales to the U.S. Government and its agencies were $83.5 million, $81.6 million and $64.7 million, for fiscal years 2015, 2014 and 2013, respectively. Accounts receivable from this customer represented 7% and 6% of consolidated accounts receivable as of October 2, 2015 and October 3, 2014, respectively.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year 2015
Sales	$110,674	$107,964	$109,645	$119,381
Gross profit	32,623	28,868	29,814	34,278
Net income (loss)(1)	2,983	(870)	1,219	1,607

Fiscal year 2014
Sales	$123,879	$121,159	$119,413	$110,850
Gross profit(2)	33,407	36,258	35,911	33,046
Net income (loss)(2)	3,144	5,897	3,470	(3,394)

(1) Net income for the first through fourth quarters of fiscal year 2015 reflects a pre-tax charge of $0.5 million, $0.6 million, $0.7 million and $0.3 million, respectively, for the change in fair value of contingent consideration relating to the acquisition of Radant.

(2) Net income for the third quarter of fiscal year 2014 reflects pre-tax loss on debt restructuring of $7.2 million. Net income for the second through fourth quarters of fiscal year 2014 reflects a pre-tax charge of $0.3 million, $0.3 million and $2.7 million, respectively, for the change in fair value of contingent consideration relating to the acquisition of Radant. Net income for the third and fourth quarters of fiscal year 2014 reflects income tax benefit of $4.0 million and income tax provision of $5.2 million, respectively, both include the impact of various discrete tax items recorded during the respective periods. Gross profit and net income for the first quarter of fiscal year 2014 reflect pre-tax utilization of the net increase in cost basis of inventory of $1.5 million relating to the acquisition of Radant.

15.           Supplemental Guarantors Condensed Consolidating Financial Information

The tables that follow reflect the supplemental guarantor financial information associated with CPII’s Senior Notes issued on February 11, 2011. The Senior Notes are guaranteed by Parent and, subject to certain exceptions, each of Parent’s existing and future domestic restricted subsidiaries (other than CPII) on a senior unsecured basis. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly owned and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis and (ii) CPII’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (a) the guarantor subsidiaries, (b) the non-guarantor subsidiaries, (c) the consolidating elimination entries, and (d) the consolidated totals. The accompanying consolidating financial information should be read in connection with the consolidated financial statements of the Company.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances, intercompany transactions and intercompany sales.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 2, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$25,444	$12,070	$—	$37,514
Restricted cash	—	—	1,605	76	—	1,681
Accounts receivable, net	—	—	40,738	21,012	—	61,750
Inventories	—	—	69,787	33,999	(510)	103,276
Deferred tax assets	—	—	6,973	1,488	—	8,461
Intercompany receivable	—	—	101,600	7,350	(108,950)	—
Prepaid and other current assets	2	57	4,655	1,315	171	6,200
Total current assets	2	57	250,802	77,310	(109,289)	218,882
Property, plant and equipment, net	—	—	58,101	20,491	—	78,592
Deferred debt issue costs, net	—	11,084	—	—	—	11,084
Intangible assets, net	—	—	187,678	75,595	—	263,273
Goodwill	—	—	127,281	88,153	—	215,434
Other long-term assets	—	—	502	2,831	—	3,333
Investment in subsidiaries	48,076	785,267	36,978	—	(870,321)	—
Total assets	$48,078	$796,408	$661,342	$264,380	$(979,610)	$790,598
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	—	—	17,015	13,334	—	30,349
Accrued expenses	1,361	3,410	33,279	6,215	(69)	44,196
Product warranty	—	—	2,840	2,464	—	5,304
Income taxes payable	—	—	40	1,114	—	1,154
Advance payments from customers	—	—	10,004	3,033	—	13,037
Intercompany payable	—	5,353	—	—	(5,353)	—
Total current liabilities	1,361	11,863	63,178	26,160	(5,422)	97,140
Deferred income taxes, non-current	—	—	77,114	22,393	—	99,507
Long-term debt, less current portion	—	540,850	—	—	—	540,850
Other long-term liabilities	—	—	2,578	3,806	—	6,384
Total liabilities	1,361	552,713	142,870	52,359	(5,422)	743,881
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	404,685	184,169	(799,954)	—
Equity investment in subsidiary	(1,995)	(1,995)	9,377	—	(5,387)	—
Additional paid-in capital	26,565	—	—	—	—	26,565
Accumulated other comprehensive loss	—	—	—	(1,995)	—	(1,995)
Retained earnings	22,147	34,590	104,410	29,847	(168,847)	22,147
Total stockholders’ equity	46,717	243,695	518,472	212,021	(974,188)	46,717
Total liabilities and stockholders’ equity	$48,078	$796,408	$661,342	$264,380	$(979,610)	$790,598

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 3, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$42,290	$8,327	$—	$50,617
Restricted cash	—	—	1,708	90	—	1,798
Accounts receivable, net	—	—	30,062	13,858	—	43,920
Inventories	—	—	71,153	26,483	(480)	97,156
Deferred tax assets	—	—	7,265	805	—	8,070
Intercompany receivable	—	—	95,370	16,706	(112,076)	—
Prepaid and other current assets	—	49	6,010	1,719	182	7,960
Total current assets	—	49	253,858	67,988	(112,374)	209,521
Property, plant and equipment, net	—	—	61,779	14,880	—	76,659
Deferred income taxes, non-current	—	12,557	—	—	—	12,557
Intangible assets, net	—	—	169,229	79,609	—	248,838
Goodwill	—	—	109,528	88,153	—	197,681
Other long-term assets	—	—	1,055	17	—	1,072
Investment in subsidiaries	43,845	752,212	15,026	—	(811,083)	—
Total assets	$43,845	$764,818	$610,475	$250,647	$(923,457)	$746,328
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	9	25	15,039	10,492	—	25,565
Accrued expenses	1,692	2,782	19,513	7,340	1	31,328
Product warranty	—	—	2,633	2,230	—	4,863
Income taxes payable	—	—	425	623	—	1,048
Advance payments from customers	—	—	12,018	3,430	—	15,448
Intercompany payable	—	5,353	8,731	—	(14,084)	—
Total current liabilities	1,701	11,260	58,359	24,115	(14,083)	81,352
Deferred income taxes	—	—	72,693	22,142	—	94,835
Long-term debt, less current portion	—	514,938	—	—	—	514,938
Other long-term liabilities	—	—	12,035	1,024	—	13,059
Total liabilities	1,701	526,198	143,087	47,281	(14,083)	704,184
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	376,459	182,945	(770,504)	—
Equity investment in subsidiary	(653)	(653)	9,377	—	(8,071)	—
Additional paid-in capital	25,589	—	—	—	—	25,589
Accumulated other comprehensive loss	—	—	—	(653)	—	(653)
Retained earnings	17,208	28,173	81,552	21,074	(130,799)	17,208
Total stockholders’ equity	42,144	238,620	467,388	203,366	(909,374)	42,144
Total liabilities and stockholders’ equity	$43,845	$764,818	$610,475	$250,647	$(923,457)	$746,328

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended October 2, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$343,362	$166,860	$(62,558)	$447,664
Cost of sales	—	—	254,219	129,107	(61,245)	322,081
Gross profit	—	—	89,143	37,753	(1,313)	125,583
Operating costs and expenses:
Research and development	—	—	6,659	8,271		14,930
Selling and marketing	—	—	13,816	10,061	(1,338)	22,539
General and administrative	2,411	1,416	23,268	4,439	(5)	31,529
Amortization of acquisition-related intangible assets	—	—	6,285	4,070	—	10,355
Total operating costs and expenses	2,411	1,416	50,028	26,841	(1,343)	79,353
Operating (loss) income	(2,411)	(1,416)	39,115	10,912	30	46,230
Interest expense (income), net	—	36,506	8	(8)		36,506
(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(2,411)	(37,922)	39,107	10,920	30	9,724
Income tax (benefit) expense	(933)	(14,408)	17,968	2,147	11	4,785
Equity in income of subsidiaries	6,417	29,931	1,719	—	(38,067)	—
Net income	4,939	6,417	22,858	8,773	(38,048)	4,939
Equity in other comprehensive loss of subsidiaries	(1,342)	(1,342)	—	—	2,684	—
Other comprehensive loss, net of tax						—
Unrealized loss on cash flow hedges, net of tax	—	—	—	(1,268)	—	(1,268)
Unrealized actuarial loss and amortization of prior service cost for pension liability, net of tax	—	—	—	(74)	—	(74)
Total other comprehensive loss, net of tax	—	—	—	(1,342)	—	(1,342)
Comprehensive income	$3,597	$5,075	$22,858	$7,431	$(35,364)	$3,597

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended October 3, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$366,585	$174,813	$(66,097)	$475,301
Cost of sales	—	—	266,867	134,648	(64,836)	336,679
Gross profit	—	—	99,718	40,165	(1,261)	138,622
Operating costs and expenses:
Research and development	—	—	6,882	8,943	—	15,825
Selling and marketing	—	—	14,016	11,107	(1,581)	23,542
General and administrative	2,926	686	23,039	5,709	185	32,545
Amortization of acquisition-related intangible assets	—	—	6,402	4,078	—	10,480
Total operating costs and expenses	2,926	686	50,339	29,837	(1,396)	82,392
Operating (loss) income	(2,926)	(686)	49,379	10,328	135	56,230
Interest expense (income), net	—	32,183	8	(9)	—	32,182
Loss on debt restructuring	—	7,235	—	—	—	7,235
(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(2,926)	(40,104)	49,371	10,337	135	16,813
Income tax (benefit) expense	(1,125)	(15,239)	21,393	2,615	52	7,696
Equity in income of subsidiaries	10,918	35,783	914	—	(47,615)	—
Net income	9,117	10,918	28,892	7,722	(47,532)	9,117
Equity in other comprehensive loss of subsidiaries	(739)	(739)	—	—	1,478	—
Other comprehensive loss, net of tax						—
Unrealized loss on cash flow hedges, net of tax	—	—	—	(745)	—	(745)
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax	—	—	—	6	—	6
Total other comprehensive loss, net of tax	$—	$—	$—	$(739)	$—	$(739)
Comprehensive income	$8,378	$10,179	$28,892	$6,983	$(46,054)	$8,378

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 27, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$310,753	$170,646	$(61,991)	$419,408
Cost of sales	—	—	230,200	132,099	(60,978)	301,321
Gross profit	—	—	80,553	38,547	(1,013)	118,087
Operating costs and expenses:
Research and development	—	—	5,031	9,571	—	14,602
Selling and marketing	—	—	12,528	10,847	(1,450)	21,925
General and administrative	2,200	2,026	17,592	6,914	302	29,034
Amortization of acquisition-related intangible assets	—	—	4,963	4,031	—	8,994
Total operating costs and expenses	2,200	2,026	40,114	31,363	(1,148)	74,555
Operating (loss) income	(2,200)	(2,026)	40,439	7,184	135	43,532
Interest expense (income), net	—	27,248	(15)	4	—	27,237
(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(2,200)	(29,274)	40,454	7,180	135	16,295
Income tax (benefit) expense	(868)	(11,123)	17,113	233	51	5,406
Equity in income of subsidiaries	12,221	30,372	632	—	(43,225)	—
Net income	10,889	12,221	23,973	6,947	(43,141)	10,889
Equity in other comprehensive loss of subsidiaries	(363)	(363)	—	—	726	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(795)	—	(795)
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax	—	—	—	432	—	432
Total other comprehensive loss, net of tax	—	—	—	(363)	—	(363)
Comprehensive income	$10,526	$11,858	$23,973	$6,584	$(42,415)	$10,526

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended October 2, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$4,215	$11,739	$4,630	$20,584
Cash flows from investing activities
Capital expenditures	—	—	(5,648)	(887)	(6,535)
Acquisition, net of cash acquired	—	—	(50,377)	—	(50,377)
Net cash used in investing activities	—	—	(56,025)	(887)	(56,912)
Cash flows from financing activities
Return of intercompany capital	—	8,800	—	(8,800)	—
Intercompany funding	—	(36,240)	27,440	8,800	—
Borrowings under Second Lien Term Loan		27,440			27,440
Payment of debt issue costs		(1,115)			(1,115)
Repayment of borrowings under First Lien Term Loan	—	(3,100)	—	—	(3,100)
Net cash (used in) provided by financing activities	—	(4,215)	27,440	—	23,225
Net (decrease) increase in cash and cash equivalents	—	—	(16,846)	3,743	(13,103)
Cash and cash equivalents at beginning of period	—	—	42,290	8,327	50,617
Cash and cash equivalents at end of period	$—	$—	$25,444	$12,070	$37,514

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended October 3, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$796	$49,617	$3,224	$53,637
Cash flows from investing activities
Capital expenditures	—	—	(7,113)	(561)	(7,674)
Acquisition, net of cash acquired	—	—	(36,776)	—	(36,776)
Net cash used in investing activities	—	—	(43,889)	(561)	(44,450)
Cash flows from financing activities
Return of intercompany capital	—	9,000	—	(9,000)	—
Intercompany funding	—	15,825	(24,825)	9,000	—
Intercompany dividend	175,000	(175,000)	—	—	—
Borrowings under First Lien Term Loan	—	309,225	—	—	309,225
Payment of debt issue costs	—	(8,756)	—	—	(8,756)
Payment of debt modification costs	—	(5,365)	—	—	(5,365)
Repayment of borrowings under previous term loan facility	—	(144,175)	—	—	(144,175)
Repayment of borrowings under First Lien Term Loan	—	(1,550)	—	—	(1,550)
Dividends paid	(175,000)	—	—	—	(175,000)
Net cash used in financing activities	—	(796)	(24,825)	—	(25,621)
Net (decrease) increase in cash and cash equivalents	—	—	(19,097)	2,663	(16,434)
Cash and cash equivalents at beginning of period	—	—	61,387	5,664	67,051
Cash and cash equivalents at end of period	$—	$—	$42,290	$8,327	$50,617

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 27, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities		$—	$38,919	$(754)	$38,165
Cash flows from investing activities
Capital expenditures	—	—	(3,892)	(1,046)	(4,938)
Acquisitions	—	—	(4,482)	(1,500)	(5,982)
Net cash used in investing activities	—	—	(8,374)	(2,546)	(10,920)
Cash flows from financing activities
Return of intercompany capital	—	19,181	—	(19,181)	—
Intercompany funding	—	(15,981)	(3,200)	19,181	—
Repayment of borrowings under previous term loan facility	—	(3,200)	—	—	(3,200)
Net cash used in financing activities	—	—	(3,200)	—	(3,200)
Net increase (decrease) in cash and cash equivalents	—	—	27,345	(3,300)	24,045
Cash and cash equivalents at beginning of period	—	—	34,042	8,964	43,006
Cash and cash equivalents at end of period	$—	$—	$61,387	$5,664	$67,051

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL HOLDING CORP.

Dated:	December 10, 2015	/s/ O. JOE CALDARELLI
O. Joe Caldarelli
Chief Executive Officer

Dated:	December 10, 2015	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ O. JOE CALDARELLI O. Joe Caldarelli	Chief Executive Officer and Director (Principal Executive Officer)	December 10, 2015

ROBERT A. FICKETT* Robert A. Fickett	President, Chief Operating Officer and Director	December 10, 2015

/s/ JOEL A. LITTMAN Joel A. Littman	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 10, 2015

HUGH D. EVANS* Hugh D. Evans	Chairman of the Board of Directors	December 10, 2015

RAMZI M. MUSALLAM* Ramzi M. Musallam	Director	December 10, 2015

JEFFREY P. KELLY* Jeffrey P. Kelly	Director	December 10, 2015

BENJAMIN M. POLK* Benjamin M. Polk	Director	December 10, 2015

MICHAEL J. MEEHAN* Michael J. Meehan	Director	December 10, 2015

Adm LEIGHTON W. SMITH, JR.* Admiral Leighton W. Smith, Jr.	Director	December 10, 2015

*By:	/s/ JOEL A. LITTMAN Joel A. Littman Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger, dated as of November 24, 2010, by and among Catalyst Holdings, Inc., Catalyst Acquisition, Inc. and CPI International, Inc.	CPI International, Inc.’s Form 8-K, filed on November 29, 2010.
2.2
Stock Purchase Agreement, dated as of September 17, 2015, by and among ASC Signal Holdings Corporation, The Resilience Fund II, L.P.,  certain other securityholders of ASC Signal Holdings Corporation and Communications & Power Industries LLC
Registrant’s Current Report on Form 8-K filed on September 17, 2015.
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
10.1
Second Lien Credit Agreement, dated as of September 17, 2015, among CPI International, Inc., as Borrower, CPI International Holding Corp. and the other guarantors party hereto, as Guarantors, the lenders party hereto, Corporate Capital Trust, Inc., as Lead Arranger and Bookrunner, and Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent
Filed herewith
10.2
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
Registrant’s Form 10-Q filed on August 12, 2014.
10.3	Security Agreement, dated as of April 7, 2014, by CPI International, Inc., as Borrower, the guarantors party hereto and UBS AG, Stamford Branch, as Collateral Agent	Registrant’s Form 10-Q filed on August 12, 2014.

Exhibit Number	Exhibit Description	Incorporated by Reference to:
10.4
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
Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
10.5	Advisory Agreement, dated as of February 11, 2011, between CPI International, Inc. and Veritas Capital Fund Management, L.L.C.	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
10.6	Cross License Agreement, dated as of August 10, 1995, between CPI and Varian Associates	Communications & Power Industries LLC’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.7
Assignment and Assumption of Lessee’s Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto), dated as of August 10, 1995, by and among Varian Realty Inc., Varian Associates and CPI
Communications & Power Industries LLC’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.8	Fourth Amendment of Lease, dated December 15, 2000, by and between The Board of Trustees of the Leland Stanford Junior University and CPI	Communications & Power Industries LLC’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000 (File No. 033-96858).
10.9	Sublease (Unit 8, Palo Alto), dated as of August 10, 1995, by and between Varian Realty Inc. and CPI	Communications & Power Industries LLC’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.10	Sublease (Building 4, Palo Alto), dated as of August 10, 1995, by and between CPI, as Sublessee, Varian, as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor	Communications & Power Industries LLC’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.11	First Amendment to Sublease, Subordination, Non-Disturbance and Attornment Agreement, dated as of April 2, 1999, by and among Varian, Inc., CPI, Varian, and Varian Realty Inc.	CPI International, Inc.’s Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005.
10.12	Second Amendment to Sublease, dated as of April 28, 2000, by and between Varian, Inc. and CPI	CPI International, Inc.’s Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005.
10.13	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O. Joe Caldarelli) effective January 1, 2002	Communications & Power Industries LLC’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.
10.14	First Amendment and Restatement of the CPI Non-Qualified Deferred Compensation Plan effective as of December 1, 2004	CPI International, Inc.’s Form 10-Q filed on February 6, 2008.
10.15	Employment Agreement, dated as of April 27, 2006, by and between Communications & Power Industries Canada Inc. and O. Joe Caldarelli	CPI International, Inc.’s Form 10-Q filed on May 15, 2006
10.16	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Robert A. Fickett	CPI International, Inc.’s Form 10-Q filed on February 6, 2008.
10.17	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Joel A. Littman	CPI International, Inc.’s Form 10-Q filed on February 6, 2008.
10.18	Employment Agreement, dated November 2, 2002, by and between CPI and Don Coleman	Communications & Power Industries LLC’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.
10.19	Form of Indemnification Agreement	CPI International, Inc.’s Registration Statement on Form S-1/A filed on April 11, 2006 (Commission File No. 333-130662)

Exhibit Number	Exhibit Description	Incorporated by Reference to:
10.20	Employment Agreement, dated June 27, 2000, by and between CPI and John R. Beighley	CPI International, Inc.’s Form 10-Q filed on February 12, 2007.
10.21	Employment Agreement, dated June 21, 2004, by and between CPI and Andrew Tafler	CPI International, Inc.’s Form 10-K filed on December 15, 2008.
10.22	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 8, 2011, by and between CPI and Robert A. Fickett	Registrant’s Registration Statement on Form S-4/A (Registration No. 333-173372), filed on June 21, 2011.
10.23	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 8, 2011, by and between CPI and Joel A. Littman	Registrant’s Registration Statement on Form S-4/A (Registration No. 333-173372), filed on June 21, 2011.
10.24	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and O. Joe Caldarelli	Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
10.25	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and Robert A. Fickett	Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
10.26	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and Joel A. Littman	Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21.1	List of Subsidiaries	Filed herewith
24.1	Power of Attorney of the Board of Directors and Officers	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith