Form 10-Q
period 2016-01-01
CPI International Holding Corp.
filed 2016-02-09
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2016
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
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of February 9, 2016, 1,110 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, are outstanding and are not publicly traded.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	January 1, 2016	October 2, 2015
Assets
Current assets:
Cash and cash equivalents	$34,234	$37,514
Restricted cash	1,724	1,681
Accounts receivable, net	50,064	61,750
Inventories	107,773	103,276
Prepaid and other current assets	7,200	6,200
Total current assets	200,995	210,421
Property, plant, and equipment, net	77,159	78,592
Intangible assets, net	259,492	263,273
Goodwill	215,434	215,434
Other long-term assets	3,328	3,424
Total assets	$756,408	$771,144

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,100	$3,100
Accounts payable	26,498	30,349
Accrued expenses	31,450	44,106
Product warranty	5,460	5,304
Income taxes payable	988	1,154
Advance payments from customers	16,955	13,037
Total current liabilities	84,451	97,050
Deferred tax liabilities	90,217	91,227
Long-term debt:
Principal, less current portion	544,475	545,250
Less unamortized original issue discount	(3,963)	(4,400)
Less unamortized debt issuance costs	(10,435)	(11,084)
Long term debt, net of discount and debt issuance costs	530,077	529,766
Other long-term liabilities	6,290	6,384
Total liabilities	711,035	724,427
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	26,810	26,565
Accumulated other comprehensive loss	(2,374)	(1,995)
Retained earnings	20,937	22,147
Total stockholders’ equity	45,373	46,717
Total liabilities and stockholders’ equity	$756,408	$771,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands – unaudited)

	Three Months Ended
	January 1, 2016	January 2, 2015
Sales	$110,682	$110,674
Cost of sales, including $906 and $0 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	81,784	78,051
Gross profit	28,898	32,623
Operating costs and expenses:
Research and development	3,893	3,595
Selling and marketing	6,529	5,667
General and administrative	8,118	8,189
Amortization of acquisition-related intangible assets	3,558	2,547
Total operating costs and expenses	22,098	19,998
Operating income	6,800	12,625
Interest expense, net	9,723	9,039
(Loss) income before income taxes	(2,923)	3,586
Income tax (benefit) expense	(1,713)	603
Net (loss) income	(1,210)	2,983

Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	(379)	(676)
Total other comprehensive loss, net of tax	(379)	(676)
Comprehensive (loss) income	$(1,589)	$2,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Three Months Ended
	January 1, 2016	January 2, 2015
Cash flows from operating activities
Net cash provided by operating activities	$4,146	$9,920

Cash flows from investing activities
Capital expenditures	(1,925)	(1,651)
Acquisition, net of cash acquired	(363)	—
Net cash used in investing activities	(2,288)	(1,651)

Cash flows from financing activities
Payment of contingent consideration	(4,300)	—
Payment of debt issue costs	(63)	—
Repayment of borrowings under First Lien Term Loan	(775)	(775)
Net cash used in financing activities	(5,138)	(775)

Net (decrease) increase in cash and cash equivalents	(3,280)	7,494
Cash and cash equivalents at beginning of period	37,514	50,617
Cash and cash equivalents at end of period	$34,234	$58,111

Supplemental cash flow disclosures
Cash paid for interest	$3,991	$3,416
Cash paid (received) for income taxes, net	$1,061	$(669)
Decrease in accrued capital expenditures	$400	$143

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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2016 and 2015 comprise the 52-week periods ending September 30, 2016 and October 2, 2015, respectively. Each of the three months ended January 1, 2016 and January 2, 2015 included 13 weeks. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying unaudited condensed consolidated financial statements of the Company as of January 1, 2016 and for the three months ended January 1, 2016 and January 2, 2015 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015 filed with the Securities and Exchange Commission on December 10, 2015. The condensed consolidated balance sheet as of October 2, 2015 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended January 1, 2016 are not necessarily indicative of results to be expected for the full year.

Certain prior year amounts within the condensed consolidated balance sheets have been reclassified to conform to the current year presentation. Specifically, debt issuance costs and current deferred tax assets and current deferred tax liabilities have been reclassified due to recent accounting standard updates. See Note 2, “Recently Issued Accounting Standards” for additional information on these updates.

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

In April 2015, the FASB issued an accounting standard update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This accounting standard update requires retrospective adoption and is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company early adopted this accounting standard update beginning in the first quarter of fiscal year 2016. The new accounting standard update reduced other long-term assets and long-term debt on the Company’s consolidated balance sheet as of October 2, 2015 by $11.1 million representing the unamortized balance of deferred debt issuance costs at that date. The new accounting standard update had no impact on the Company’s consolidated results of operations or cash flows.

In September 2015, the FASB issued an accounting standard update that replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize such adjustments in the reporting period in which the adjustment amounts are determined. This accounting standard update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, this accounting standard update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company early adopted this accounting standard update in the first quarter of fiscal year 2016. The new accounting standard update had no impact because there were no measurement period adjustments related to any prior business combinations in the quarter.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

In November 2015, the FASB issued an accounting standard update that requires deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this accounting standard update. The Company early adopted this accounting standard update retrospectively in the first quarter of fiscal year 2016. The new accounting standard update reduced current assets by $8.5 million, increased other long-term assets and reduced current liabilities by $0.1 million each, and reduced noncurrent deferred tax liabilities by $8.3 million on the Company’s consolidated balance sheet as of October 2, 2015. The new accounting standard update had no impact on the Company’s consolidated results of operations or cash flows.

3.           Business Combination

On September 17, 2015, the Company acquired all of the issued and outstanding equity securities of ASC Signal Holdings Corporation (“ASC Signal”), a Delaware corporation, for a payment of approximately $50.7 million in cash consideration, net of $2.2 million cash acquired, including a post-closing adjustment based on a determination of ASC Signal’s closing net working capital of $0.4 million paid in the three months ended January 1, 2016. ASC Signal designs and builds advanced satellite communications, radar and high-frequency antennas and controllers used in commercial and government satellite communications, terrestrial communications, imagery and data transmission, and radar and intelligence applications. The results of ASC Signal’s operations were included in the Company’s satcom equipment segment and the Company’s consolidated results of operations beginning on the date of the acquisition.

The purchase of the outstanding equity securities of ASC Signal was accounted for under the acquisition method of accounting, in which CPI is deemed to be the accounting acquirer. All assets acquired and liabilities assumed were recorded at their respective fair values at the acquisition date and the excess of the purchase price over the fair value of all assets acquired and liabilities assumed was recognized as goodwill.

The following table sets forth a preliminary allocation of the total purchase price as of January 1, 2016 to the assets acquired and the liabilities assumed and the resulting goodwill based on the preliminary estimates of fair value.

Purchase price	$52,918
Less: Fair value of assets acquired:
Net current assets	(12,558)
Property, plant and equipment	(7,465)
Identifiable intangible assets	(25,750)
Other long-term asset	(2,817)
(48,590)
Add: Fair value of liabilities assumed:
Long-term deferred tax liabilities	9,408
Other long-term liabilities	2,817
12,225

Goodwill	$16,553

The other long-term asset and other long-term liability represent an environmental indemnification receivable and an environmental loss reserve, respectively, for environmental remediation efforts at ASC Signal’s Whitby, Ontario manufacturing facility. See Note 8, Contingencies, for more information.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The areas of the purchase price allocation that are not yet finalized and are subject to change within the measurement period relate to personal property, deferred revenue, income and non-income tax-related items and the resulting goodwill adjustment. Measurement period adjustments are expected to be made to the preliminary purchase price allocation based on new information obtained in the period subsequent to the acquisition and for the period ending the earlier of one year from the acquisition date or when the valuation process is complete. No such adjustments were recorded in the three months ended January 1, 2016.

The fair value assigned to identifiable intangible assets acquired is determined using variations of the income approach. Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of tradenames and completed technology is based on the relief-from-royalty method, and backlog and customer relationship is valued using the excess earnings method. The royalty rates used in the relief-from-royalty method are based on both a return-on-asset method and market comparable rates. The excess earnings method requires for the Company to forecast future expected earnings of ASC Signal based on management’s best estimates derived from historical results and future projected demand of their offerings. The Company believes that these identifiable intangible assets will have no residual value after their estimated economic useful lives. The fair value of the identifiable intangible assets and their weighted-average useful lives are as follows:

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

In connection with the ASC Signal acquisition, the Company incurred various direct costs totaling $0.6 million included in general and administrative in the condensed consolidated statement of comprehensive loss for the three months ended January 1, 2016. These costs, which the Company expensed as incurred, consist primarily of professional fees payable to financial and legal advisors and an accrual for retention bonuses for ASC Signal's senior management.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following unaudited pro forma results of operations are presented as though the ASC Signal acquisition had occurred as of the beginning of the fiscal year 2014 or September 28, 2013, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets and debt incurred by the Company to partially fund the acquisition. The pro forma results of operations exclude the impact of certain charges that have resulted from or were in connection with the acquisition, including (i) the utilization of the net increase in the cost basis of inventory of $0.9 million, and (ii) amortization of backlog of $0.6 million for the three months ended January 1, 2016. All other pro forma adjustments reflected in the supplemental pro forma results of operations are individually immaterial to each period presented. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the earliest period presented, nor are they necessarily indicative of future operating results.

	Three Months Ended
	January 1, 2016	January 2, 2015
Sales	$110,682	$117,099
Net income	$104	$2,253

4.	Supplemental Financial Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts as follows:

	January 1, 2016	October 2, 2015
Accounts receivable	$50,678	$62,379
Less: Allowance for doubtful accounts	(614)	(629)
Accounts receivable, net	$50,064	$61,750

Inventories: The following table provides details of inventories:

	January 1, 2016	October 2, 2015
Raw materials and parts	$57,588	$54,499
Work in process	35,484	33,991
Finished goods	14,701	14,786
Total inventories	$107,773	$103,276

Reserve for loss contracts: The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Three Months Ended
	January 1, 2016	January 2, 2015
Balance at beginning of period	$1,638	$5,008
Provision for loss contracts, charged to cost of sales	571	135
Credit to cost of sales upon revenue recognition	(304)	(165)
Balance at end of period	$1,905	$4,978

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

At the end of each period presented above, reserve for loss contracts was reported in the condensed consolidated balance sheet in the following accounts:

	January 1, 2016	January 2, 2015
Inventories	$1,905	$4,968
Accrued expenses	—	10
Total reserves for loss contracts	$1,905	$4,978

Accrued Expenses:    The following table provides details of accrued expenses:

	January 1, 2016	January 2, 2015
Payroll and employee benefits	$12,763	$14,980
Accrued interest	7,309	2,721
Foreign exchange forward derivatives	2,949	1,821
Deferred income	1,192	3,329
Contingent consideration liability	—	9,700
Other accruals	7,237	11,555
Total accrued expenses	$31,450	$44,106

Product Warranty: The following table summarizes the activity related to product warranty:

	Three Months Ended
	January 1, 2016	January 2, 2015
Beginning accrued warranty	$5,304	$4,863
Actual costs of warranty claims	(1,350)	(1,179)
Estimates for product warranty, charged to cost of sales	1,506	965
Ending accrued warranty	$5,460	$4,649

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, derivative instruments and contingent consideration. The following tables set forth financial instruments carried at fair value by level of fair value hierarchy:

		Fair Value Measurements at January 1, 2016 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$18,813	$18,813	$—	$—
Mutual funds[2]	297	297	—	—
Total assets at fair value	$19,110	$19,110	$—	$—

Liabilities:
Foreign exchange forward derivatives[3]	$2,949	$—	$2,949	$—
Total liabilities at fair value	$2,949	$—	$2,949	$—

[1]	The money market, fixed deposit and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
[2]	The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
[3]	The liability position of foreign currency derivatives is classified as part of accrued expenses in the condensed consolidated balance sheet.

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

See Note 7, Derivative Instruments and Hedging Activities, for information regarding the Company’s derivative instruments.

Contingent Consideration

In connection with, and as part of the consideration for the Company’s acquisition of Radant Technologies, Inc. (“Radant”), the Company was obligated to make a maximum of $10.0 million in potential additional payments if certain financial targets were achieved by Radant over the two years following the acquisition. These potential earn-out payments were considered contingent consideration. The fair value of the contingent consideration was based on a probability-weighted calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. Key assumptions include a discount rate of 14%, which the Company believed to reflect market participant assumptions, and a probability-adjusted level of Radant’s earnings before net interest expense, provision for income taxes and depreciation and amortization (“EBITDA”) in aggregate for the two years following the acquisition. Radant achieved the set financial targets, which gave rise to the earn-out payment of $10.0 million in December 2015.

The following table summarizes the activity related to contingent consideration during the periods presented:

	Three Months Ended
	January 1, 2016	January 2, 2015
Balance at beginning of period	$9,700	$7,600
Change in fair value included in earnings	300	500
Payment of contingent consideration	(10,000)	—
Balance at end of period	$—	$8,100

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The change in fair value of the contingent consideration since the date of the Radant acquisition was primarily due to the passage of time and subsequent adjustments in the probability assumptions regarding Radant’s EBITDA. Other assumptions used for determining the estimated fair value of the contingent consideration did not change significantly from those used at the acquisition date.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The estimated carrying and fair values of the Company’s long-term debt are as follows:

		January 1, 2016		October 2, 2015
	Fair Value Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan	Level 2	$297,942	$298,717	$298,432	$293,088
Second Lien Term Loan	Level 3	26,326	26,326	26,333	26,333
8.75% Senior Notes due 2018	Level 2	209,527	208,452	208,768	209,843
		$533,795	$533,495	$533,533	$529,264

Note: Amounts are net of associated issue discounts and debt issuance costs. Not reflected in the above table are debt issuance costs related to the Company's revolving credit facility of $618 and $667 as of January 1, 2016 and October 2, 2015, respectively. Prior year amounts have been adjusted to conform to the current year presentation.

The fair value of the Second Lien Term Loan, into which the Company entered on September 17, 2015, was estimated using inputs that are not observable (Level 3) as there are no quoted prices in active markets for this term loan. The fair value of the Second Lien Term Loan approximates its carrying value at January 1, 2016 as interest payments on this term loan are based on LIBOR rates that are reset monthly, and the Company believes that its credit risk has not changed materially since the date the term loan was executed.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

6.	Long-term Debt

The Company’s long-term debt comprises the following as of the dates presented:

	January 1, 2016	October 2, 2015
Senior Secured Credit Facilities:
First Lien Credit Agreement:
Revolver	$—	$—
First Lien Term Loan	304,575	305,350
Less unamortized original issue discount	(599)	(625)
Less unamortized debt issuance costs[a]	(6,652)	(6,960)
	297,324	297,765
Second Lien Credit Agreement:
Second Lien Term Loan	28,000	28,000
Less unamortized original issue discount	(538)	(557)
Less unamortized debt issuance costs	(1,136)	(1,110)
	26,326	26,333

Senior Notes	215,000	215,000
Less unamortized original issue discount	(2,826)	(3,218)
Less unamortized debt issuance costs	(2,647)	(3,014)
	209,527	208,768

Long term debt, net of discount and debt issuance costs	533,177	532,866
Less current portion	(3,100)	(3,100)
Long-term portion	$530,077	$529,766

Standby letters of credit secured by Revolver	$5,860	$5,998

[a]	Amounts comprised debt issuance costs associated with both Revolver and First Lien Term Loan.

Senior Secured Credit Facilities

On April 7, 2014, CPII entered into a First Lien Credit Agreement, which provides for (a) a term loan in an aggregate principal amount of $310.0 million (“First Lien Term Loan”) and (b) a $30.0 million revolving credit facility (“Revolver”), with sub-limits for letters of credit and swingline loans. On the closing date of the First Lien Credit Agreement, CPII borrowed the entire $310.0 million available under the First Lien Term Loan. No borrowings have been made to date under the Revolver (other than for approximately $5.9 million of outstanding letters of credit as of January 1, 2016).

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Except as noted below, the First Lien Term Loan and the Second Lien Term Loan (collectively, “Term Loans”) will mature on November 17, 2017 and the Revolver will mature on August 19, 2017. However, if (a) in the case of the Term Loans, on or before November 17, 2017, and, in the case of the Revolver, on or before August 19, 2017, CPII has repaid or refinanced no less than 65% of the Senior Notes due 2018 (“Senior Notes”) outstanding as of the closing date of the First Lien Term Loan, or (b) the first lien leverage ratio as of August 19, 2017 is 2.50:1 or less on a pro forma basis (“Maturity Extension Condition”), then the Term Loans will mature on April 7, 2021 and the Revolver will mature on April 7, 2019.

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

Debt Maturities:    As of January 1, 2016, maturities on long-term debt were as follows:

Fiscal Year	First Lien Term Loan	Second Lien Term Loan	8.75% Senior Notes	Total
2016 (remaining nine months)	$2,325	$—	$—	$2,325
2017	3,100	—	—	3,100
2018	299,150	28,000	215,000	542,150
2019	—	—	—	—
2020	—	—	—	—
Thereafter	—	—	—	—
	$304,575	$28,000	$215,000	$547,575

The above table assumes (i) that the respective debt instruments will be outstanding until their scheduled maturity dates, and (ii) a debt level based on mandatory repayments according to the contractual amortization schedule of the Company’s senior credit facilities. The above table excludes any optional and excess cash flow prepayments on the Term Loans. The table also excludes the effect of the Company’s contractual right to repay or refinance the Senior Notes by November 17, 2017, which would extend the maturity date for the Term Loan from November 2017 to April 2021.
Covenants

As of January 1, 2016, the Company was in compliance with the covenants under the agreements governing CPII’s First Lien Credit Agreement, Second Lien Credit Agreement and the indentures governing the Senior Notes.

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

The Company’s Canadian dollar forward contracts in effect as of January 1, 2016 have durations of two to 19 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive loss in the condensed consolidated balance sheets. At January 1, 2016, the unrealized loss, net of tax of $0.8 million, was $2.4 million. At October 2, 2015, the unrealized loss, net of tax of $0.7 million, was $2.0 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). No ineffective amounts were recognized due to hedge ineffectiveness in the three months ended January 1, 2016 and January 2, 2015.

As of January 1, 2016, the Company had entered into Canadian dollar forward contracts for nominal values of approximately $44.9 million (Canadian dollars), or approximately 78% of estimated Canadian dollar denominated expenses for January 2016 through September 2016, at an average rate of approximately 0.79 U.S. dollars to one Canadian dollar.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The aggregate fair value of all derivative instruments designated as cash flow hedges were in a liability position on January 1, 2016 and October 2, 2015 as shown in the following table:

	Liability Derivatives
		Fair Value
	Balance Sheet Location	January 1, 2016	October 2, 2015
Derivative designated as hedging instruments
Forward contracts	Accrued expenses	$2,949	$1,821

As of January 1, 2016 and October 2, 2015, the Company had no derivative instruments that were classified as non-hedging instruments. The Company’s derivatives are reported on a gross basis. The Company has no master netting arrangements with its derivative counterparties that would allow for net settlement.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of comprehensive income (loss) for the periods of fiscal years 2016 and 2015 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Gain Recognized in Income on Derivative (Ineffective and Excluded Portion)
			Location	Amount		Location	Amount
	Three Months Ended			Three Months Ended			Three Months Ended
	January 1, 2016	January 2, 2015		January 1, 2016	January 2, 2015		January 1, 2016	January 2, 2015
Forward contracts	$(1,643)	$(1,154)	Cost of sales	$(1,038)	$(236)	General and administrative(a)	$45	$75
			Research and development	(48)	(8)
			Selling and marketing	(21)	(4)
			General and administrative	(29)	(4)
Total	$(1,643)	$(1,154)		$(1,136)	$(252)		$45	$75

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company believes that the cost of remediating the contamination at the Whitby site will be approximately Canadian $3.7 million (or U.S. $2.7 million based on an exchange rate of 0.72 U.S. dollars to one Canadian dollar as of January 1, 2016), the amount of environmental loss reserve acquired by the Company through the ASC Signal acquisition. The reserve was provided for environmental liabilities that are considered probable and for which a reasonable estimate of the obligation can be made. As mentioned above, ASC Signal has environmental liability insurance policies which are expected to provide complete indemnification from any costs incurred for the remediation efforts. The expected indemnification gave effect to an environmental indemnification asset also acquired by the Company with the ASC Signal acquisition for the same amount as the estimated cost of remediation. The accompanying condensed consolidated balance sheet as of January 1, 2016 reflect the environmental loss reserve of $2.7 million and the environmental indemnification asset of $2.7 million in other long-term liabilities and other long-term assets, respectively. The calculation of environmental loss reserves is based on the evaluation of currently available information. Actual costs to be incurred in future periods may vary from the amount of reserve given the uncertainties regarding the status of laws, regulations, enforcement policies, and the impact of potentially responsible parties, technology and information related to the affected site.

9.	Related-party Transactions

A former major stockholder of the predecessor of the Radant Division now serves as the Director of Business Development of that division (the “Radant Director of Business Development”). In connection with, and as part of the consideration for, the Radant acquisition, the Company was obligated to make $10.0 million in additional payments to the former stockholders of Radant including the Radant Director of Business Development and certain of his relatives for Radant’s having achieved certain agreed-upon financial targets over the two years following the acquisition. The Company, as a result, made the earn-out payment in full in December 2015. Also in connection with the acquisition, the Company entered into a lease agreement for a property in Stow, Massachusetts, that contains a manufacturing plant and office facilities owned by a company controlled by the Radant Director of Business Development. The Company records rent expense for the Stow lease on an arm’s length basis. The Company paid and recorded a rent expense of $0.1 million for such lease for each of the three months ended January 1, 2016 and January 2, 2015.

10.	Income Taxes

The condensed consolidated statements of comprehensive income (loss) reflect the following income tax expense:

	Three Months Ended
	January 1, 2016	January 2, 2015
(Loss) income before income taxes	$(2,923)	$3,586
Income tax (benefit) expense	$(1,713)	$603
Effective income tax rate	58.6%	16.8%

The Company’s 58.6% effective income tax rate for the three months ended January 1, 2016 differs from the federal statutory rate of 35.0% primarily due to foreign tax credit limitations partially offset by tax benefits from a change in uncertain tax positions upon completion of a Canada Revenue Agency (“CRA”) tax audit and U.S. research and development tax credits from passage of the Protecting Americans from Tax Hike Act of 2015. The Company’s 16.8% effective income tax rate for the three months ended January 2, 2015 differs from the federal statutory rate of 35.0% primarily due to tax benefits from a California income tax refund.

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

The total liability for gross unrecognized tax benefits was $4.0 million and $2.6 million at January 1, 2016 and January 2, 2015, respectively. For the three months ended January 1, 2016, there was no significant change in the total liability for gross unrecognized tax benefits. All of the unrecognized tax benefit balances, if recognized, would reduce the effective tax rate on income from continuing operations. The Company believes the amount of unrecognized tax benefits that is reasonably possible of being resolved in the next 12 months is not significant.

11.	Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss in the condensed consolidated balance sheets:

	January 1, 2016	October 2, 2015
Unrealized loss on cash flow hedges, net of tax of $(800) and $(673), respectively	$(2,400)	$(2,021)
Unrealized actuarial gain and prior service credit for pension liability, net of tax of $8 and $8, respectively	26	26
Accumulated other comprehensive loss	$(2,374)	$(1,995)
The following tables provide changes in accumulated other comprehensive loss, net of tax, reported in the Company’s condensed consolidated balance sheets for the three months ended January 1, 2016 and January 2, 2015 (amounts in parentheses indicate debits):

	Three Months Ended
	January 1, 2016			January 2, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(2,021)	$26	$(1,995)	$(753)	$100	$(653)
Other comprehensive loss before reclassifications	(1,231)	—	(1,231)	(865)	—	(865)
Amounts reclassified from accumulated other comprehensive loss	852	—	852	189	—	189
Net current-period other comprehensive loss	(379)	—	(379)	(676)	—	(676)
Balance at end of period	$(2,400)	$26	$(2,374)	$(1,429)	$100	$(1,329)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table provides the gross amount reclassified from accumulated other comprehensive loss and the corresponding amount of tax relating to losses on cash flow hedges for the three months ended January 1, 2016 and January 2, 2015 (amounts in parentheses indicate debits):

	Three Months Ended
	January 1, 2016	January 2, 2015
Amounts reclassified from accumulated other comprehensive loss	$1,136	$252
Less: tax	(284)	(63)
Amounts reclassified from accumulated other comprehensive loss, net of tax	$852	$189

See Note 7, Derivatives Instruments and Hedging Activities, for additional disclosures about reclassifications out of accumulated other comprehensive loss and their corresponding effects on the respective line items in the condensed consolidated statements of comprehensive income (loss).

12.	Segments, Geographic and Customer Information

The Company’s reportable segments are RF (“radio frequency”) products and satcom equipment. Made up of five divisions, the RF products segment develops, manufactures and distributes high-power/high-frequency microwave and RF signal components and structures. These products are used in the communications, radar, electronic warfare, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the RF products will be located. The satcom equipment segment, which consists of two divisions, including the Company’s newly acquired ASC Signal division, manufactures and supplies high-power amplifiers primarily for communication with satellites, and satellite communications, radar and high-frequency antennas and controllers. These products are used for satellite communication uplinks, terrestrial communications, imagery and data transmission, and radar and intelligence applications. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company’s chief operating decision maker (“CODM”), its chief executive officer, and is based on the nature of the Company’s operations and products offered to customers.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended
	January 1, 2016	January 2, 2015
Sales from external customers
RF products	$75,287	$86,073
Satcom equipment	33,453	18,598
Other	1,942	6,003
	$110,682	$110,674
Intersegment product transfers
RF products	$4,822	$5,193
Satcom equipment	20	18
	$4,842	$5,211
Capital expenditures[a]
RF products	$1,118	$1,333
Satcom equipment	211	21
Other	196	154
	$1,525	$1,508
EBITDA
RF products	$13,461	$19,826
Satcom equipment	5,490	1,867
Other	(5,433)	(3,166)
	$13,518	$18,527

[a] Capital expenditures incurred on an accrual basis.

	January 1, 2016	October 2, 2015
Total assets
RF products	$505,840	$515,966
Satcom equipment	184,495	183,711
Other	66,073	71,467
	$756,408	$771,144

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

•
the Company’s first lien senior credit facility contains covenants that require the Company to maintain a total leverage ratio in certain circumstances that contains EBITDA as a component, and the Company’s management team uses EBITDA to monitor compliance with these covenants;

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

EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool. EBITDA should not be considered as an alternative to comprehensive income, net income, operating income or any other performance measures derived in accordance with U.S. GAAP as a measure of operating performance or operating cash flows as a measure of liquidity. The Company’s use of the term EBITDA varies from others in the Company’s industry. The Company’s presentation of EBITDA should not be construed to imply that the Company’s future results will be unaffected by the items added back or excluded in the calculation of EBITDA. Operating income by the Company’s reportable segments was as follows:

	Three Months Ended
	January 1, 2016	January 2, 2015
Operating income
RF products	$11,426	$17,456
Satcom equipment	5,071	1,603
Other	(9,697)	(6,434)
	$6,800	$12,625

The following table reconciles net income to EBITDA:

	Three Months Ended
	January 1, 2016	January 2, 2015
Net (loss) income	$(1,210)	$2,983
Depreciation and amortization	6,718	5,902
Interest expense, net	9,723	9,039
Income tax (benefit) expense	(1,713)	603
EBITDA	$13,518	$18,527

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

13.     Supplemental Guarantors Condensed Consolidating Financial Information

The tables that follow reflect the supplemental guarantor financial information associated with CPII’s Senior Notes issued on February 11, 2011. The Senior Notes are guaranteed by Parent and, subject to certain exceptions, each of Parent’s existing and future domestic restricted subsidiaries (other than CPII) on a senior unsecured basis. Separate financial statements of the guarantors are not presented because (i) the guarantors are wholly owned and have fully and unconditionally guaranteed the Senior Notes on a joint and several basis and (ii) CPII’s management has determined that such separate financial statements are not material to investors. Instead, presented below are the consolidating financial statements of: (i) the guarantor subsidiaries, (ii) the non-guarantor subsidiaries, (iii) the consolidating elimination entries, and (iv) the consolidated totals. The accompanying consolidating financial information should be read in connection with the condensed consolidated financial statements of the Company.

Investments in subsidiaries are accounted for based on the equity method. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 1, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$20,934	$13,300	$—	$34,234
Restricted cash	—	—	1,651	73	—	1,724
Accounts receivable, net	—	—	35,454	14,610	—	50,064
Inventories	—	—	72,308	35,946	(481)	107,773
Intercompany receivable	—	—	100,165	14,810	(114,975)	—
Prepaid and other current assets	1	30	5,491	1,518	160	7,200
Total current assets	1	30	236,003	80,257	(115,296)	200,995
Property, plant and equipment, net	—	—	56,935	20,224	—	77,159
Intangible assets, net	—	—	184,916	74,576	—	259,492
Goodwill	—	—	127,281	88,153	—	215,434
Other long-term assets	—	—	504	2,824	—	3,328
Investment in subsidiaries	45,861	788,215	34,620	—	(868,696)	—
Total assets	$45,862	$788,245	$640,259	$266,034	$(983,992)	$756,408
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	—	—	14,243	12,255	—	26,498
Accrued expenses	489	7,335	15,903	7,790	(67)	31,450
Product warranty	—	—	3,068	2,392	—	5,460
Income taxes payable	—	—	86	902	—	988
Advance payments from customers	—	—	13,657	3,298	—	16,955
Intercompany payable	—	5,353	—	—	(5,353)	—
Total current liabilities	489	15,788	46,957	26,637	(5,420)	84,451
Deferred tax liabilities	—	—	69,531	20,686	—	90,217
Long term debt, net of discount and debt issuance costs	—	530,077	—	—	—	530,077
Other long-term liabilities	—	—	2,867	3,423	—	6,290
Total liabilities	489	545,865	119,355	50,746	(5,420)	711,035
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	404,882	184,218	(800,200)	—
Equity investment in subsidiary	(2,374)	(2,374)	9,377	—	(4,629)	—
Additional paid-in capital	26,810	—	—	—	—	26,810
Accumulated other comprehensive loss	—	—	—	(2,374)	—	(2,374)
Retained earnings	20,937	33,654	106,645	33,444	(173,743)	20,937
Total stockholders’ equity	45,373	242,380	520,904	215,288	(978,572)	45,373
Total liabilities and stockholders’ equity	$45,862	$788,245	$640,259	$266,034	$(983,992)	$756,408

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of October 2, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$25,444	$12,070	$—	$37,514
Restricted cash	—	—	1,605	76	—	1,681
Accounts receivable, net	—	—	40,738	21,012	—	61,750
Inventories	—	—	69,787	33,999	(510)	103,276
Intercompany receivable	—	—	101,600	7,350	(108,950)	—
Prepaid and other current assets	2	57	4,655	1,315	171	6,200
Total current assets	2	57	243,829	75,822	(109,289)	210,421
Property, plant and equipment, net	—	—	58,101	20,491	—	78,592
Intangible assets, net	—	—	187,678	75,595	—	263,273
Goodwill	—	—	127,281	88,153	—	215,434
Other long-term assets	—	—	502	2,922	—	3,424
Investment in subsidiaries	48,076	785,267	36,978	—	(870,321)	—
Total assets	$48,078	$785,324	$654,369	$262,983	$(979,610)	$771,144
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	—	—	17,015	13,334	—	30,349
Accrued expenses	1,361	3,410	33,239	6,165	(69)	44,106
Product warranty	—	—	2,840	2,464	—	5,304
Income taxes payable	—	—	40	1,114	—	1,154
Advance payments from customers	—	—	10,004	3,033	—	13,037
Intercompany payable	—	5,353	—	—	(5,353)	—
Total current liabilities	1,361	11,863	63,138	26,110	(5,422)	97,050
Deferred tax liabilities	—	—	70,181	21,046	—	91,227
Long term debt, net of discount and debt issuance costs	—	529,766	—	—	—	529,766
Other long-term liabilities	—	—	2,578	3,806	—	6,384
Total liabilities	1,361	541,629	135,897	50,962	(5,422)	724,427
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	404,685	184,169	(799,954)	—
Equity investment in subsidiary	(1,995)	(1,995)	9,377	—	(5,387)	—
Additional paid-in capital	26,565	—	—	—	—	26,565
Accumulated other comprehensive loss	—	—	—	(1,995)	—	(1,995)
Retained earnings	22,147	34,590	104,410	29,847	(168,847)	22,147
Total stockholders’ equity	46,717	243,695	518,472	212,021	(974,188)	46,717
Total liabilities and stockholders’ equity	$48,078	$785,324	$654,369	$262,983	$(979,610)	$771,144

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended January 1, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$86,882	$47,477	$(23,677)	$110,682
Cost of sales	—	—	68,529	36,678	(23,423)	81,784
Gross profit	—	—	18,353	10,799	(254)	28,898
Operating costs and expenses:
Research and development	—	—	1,857	2,036	—	3,893
Selling and marketing	—	—	4,311	2,500	(282)	6,529
General and administrative	503	27	6,242	1,347	(1)	8,118
Amortization of acquisition-related intangible assets	—	—	2,539	1,019	—	3,558
Total operating costs and expenses	503	27	14,949	6,902	(283)	22,098
Operating (loss) income	(503)	(27)	3,404	3,897	29	6,800
Interest expense (income), net	—	9,728	3	(8)	—	9,723
(Loss) income before income tax (benefit) expense and equity in (loss) income of subsidiaries	(503)	(9,755)	3,401	3,905	29	(2,923)
Income tax (benefit) expense	(229)	(3,706)	1,903	308	11	(1,713)
Equity in (loss) income of subsidiaries	(936)	5,113	737	—	(4,914)	—
Net (loss) income	(1,210)	(936)	2,235	3,597	(4,896)	(1,210)
Equity in other comprehensive loss of subsidiaries	(379)	(379)	—	—	758	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(379)	—	(379)
Total other comprehensive loss, net of tax	—	—	—	(379)	—	(379)
Comprehensive (loss) income	$(1,589)	$(1,315)	$2,235	$3,218	$(4,138)	$(1,589)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended January 2, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$85,438	$41,582	$(16,346)	$110,674
Cost of sales	—	—	62,327	31,612	(15,888)	78,051
Gross profit	—	—	23,111	9,970	(458)	32,623
Operating costs and expenses:
Research and development	—	—	1,850	1,745	—	3,595
Selling and marketing	—	—	3,352	2,685	(370)	5,667
General and administrative	635	1,241	5,153	1,161	(1)	8,189
Amortization of acquisition-related intangible assets	—	—	1,530	1,017	—	2,547
Total operating costs and expenses	635	1,241	11,885	6,608	(371)	19,998
Operating (loss) income	(635)	(1,241)	11,226	3,362	(87)	12,625
Interest expense, net	—	9,033	3	3	—	9,039
(Loss) income before income tax (benefit) expense and equity in income of subsidiaries	(635)	(10,274)	11,223	3,359	(87)	3,586
Income tax (benefit) expense	(240)	(3,904)	4,385	395	(33)	603
Equity in income of subsidiaries	3,378	9,748	68	—	(13,194)	—
Net income	2,983	3,378	6,906	2,964	(13,248)	2,983
Equity in other comprehensive loss of subsidiaries	(676)	(676)	—	—	1,352	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(676)	—	(676)
Total other comprehensive loss, net of tax	—	—	—	(676)	—	(676)
Comprehensive income	$2,307	$2,702	$6,906	$2,288	$(11,896)	$2,307

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended January 1, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$838	$1,756	$1,552	$4,146
Cash flows from investing activities
Capital expenditures	—	—	(1,603)	(322)	(1,925)
Acquisition, net of cash acquired	—	—	(363)	—	(363)
Net cash used in investing activities	—	—	(1,966)	(322)	(2,288)
Cash flows from financing activities
Payment of contingent consideration	—	—	(4,300)	—	(4,300)
Payment of debt issue costs	—	(63)	—	—	(63)
Repayment of borrowings under First Lien Term Loan	—	(775)	—	—	(775)
Net cash used in financing activities	—	(838)	(4,300)	—	(5,138)
Net (decrease) increase in cash and cash equivalents	—	—	(4,510)	1,230	(3,280)
Cash and cash equivalents at beginning of period	—	—	25,444	12,070	37,514
Cash and cash equivalents at end of period	$—	$—	$20,934	$13,300	$34,234

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended January 2, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$775	$10,718	$(1,573)	$9,920
Cash flows from investing activities
Capital expenditures	—	—	(1,503)	(148)	(1,651)
Net cash used in investing activities	—	—	(1,503)	(148)	(1,651)
Cash flows from financing activities
Return of intercompany capital	—	8,800	—	(8,800)	—
Intercompany funding	—	(8,800)	—	8,800	—
Repayment of borrowings under First Lien Term Loan	—	(775)	—	—	(775)
Net cash used in financing activities	—	(775)	—	—	(775)
Net increase (decrease) in cash and cash equivalents	—	—	9,215	(1,721)	7,494
Cash and cash equivalents at beginning of period	—	—	42,290	8,327	50,617
Cash and cash equivalents at end of period	$—	$—	$51,505	$6,606	$58,111

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2016 and 2015 comprise 52-week periods ending September 30, 2016 and October 2, 2015, respectively. Each of the three months ended January 1, 2016 and January 2, 2015 included 13 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

Business Combination

On September 17, 2015, we completed our purchase of the outstanding stock of ASC Signal Holdings Corporation (“ASC Signal”), a Delaware corporation, for a payment of approximately $50.7 million in cash consideration, net of $2.2 million cash acquired, including a post-closing adjustment based on a determination of ASC Signal’s closing net working capital of $0.4 million paid in the three months ended January 1, 2016. ASC Signal designs and builds advanced satellite communications, radar and high-frequency antennas and controllers used in commercial and government satellite communications, terrestrial communications, imagery and data transmission, and radar and intelligence applications. See Note 3, “Business Combination,” to the accompanying consolidated financial statements for more information about the ASC Signal acquisition.

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

Our orders by market for the three months ended January 1, 2016 and the three months ended January 2, 2015 are summarized as follows (dollars in millions):

	Three Months Ended
	January 1, 2016		January 2, 2015		(Decrease) Increase
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$38.6	32%	$40.8	40%	$(2.2)	(5)%
Medical	10.9	9	16.7	16	(5.8)	(35)
Communications	64.7	54	38.6	38	26.1	68
Industrial	3.6	3	4.5	4	(0.9)	(20)
Scientific	2.3	2	1.7	2	0.6	35
Total	$120.1	100%	$102.3	100%	$17.8	17%

Orders of $120.1 million for the three months ended January 1, 2016 were $17.8 million, or approximately 17%, higher than orders of $102.3 million for the three months ended January 2, 2015. Our ASC Signal operations, which resulted from our acquisition of ASC Signal in September 2015, contributed approximately $20 million in radar and communications orders to the three months ended January 1, 2016, of which the significant majority were in the communications market. Explanations for the order increase or decrease by market for the three months ended January 1, 2016 compared to the three months ended January 2, 2015 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are typically characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets decreased 5%, primarily due to delays in the placement of orders for various radar programs, particularly certain naval radar programs. This decrease was partially offset by an increase in orders to support Aegis radar systems and the inclusion of orders from the ASC Signal operations in the three months ended January 1, 2016.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 35% decrease in medical orders was primarily due to a decrease in orders for x-ray imaging products for foreign customers, largely due to challenging global economic conditions and the absence of a large program in Asia that was not expected to repeat. Orders for products to support MRI and positron emission tomography (“PET”) applications also decreased. Orders to support radiation therapy applications increased.

•
Communications: Orders for our communications products consist of orders for commercial and military communications applications. The 68% increase in communications orders was due to higher orders for both commercial and military communications applications. These increases resulted from the inclusion of orders from the ASC Signal operations and significant strength in satellite communications orders to support commercial and military communications applications, including foreign commercial satellite communications programs and a shipboard military satellite communications program. These increases were partially offset by a delay in orders of radomes for a shipboard military communications program.

•
Industrial: Orders for our industrial market consist of products to support a wide range of systems used for applications including material processing, instrumentation and testing. Orders in this market are cyclical and generally follow the state of the economy. The $0.9 million decrease in industrial orders was due to lower orders for electromagnetic vulnerability testing applications.

•
Scientific: Orders in the scientific market consist of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Orders in this market are historically one-time projects and can fluctuate significantly from period to period. The $0.6 million increase in scientific orders was primarily due to increased orders to support a foreign fusion program.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. As of January 1, 2016, we had an order backlog of $329.6 million, compared to an order backlog of $300.0 million as of January 2, 2015. Backlog also increased due to the inclusion of ASC Signal's orders and acquired backlog. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

The second lien credit agreement we entered into in September 2015 resulted in, and will continue to result in, an increase in interest expense and in amortization of debt issue costs and issue discount. The annual increase in cash interest expense due to term loan borrowings under our second lien credit agreement is approximately $2.2 million throughout its remaining term. The annual effect on amortization of debt issue costs and issue discount of the second lien credit agreement averages $0.3 million throughout its remaining terms.

We believe that our acquisitions of ASC Signal in September 2015 resulted in, and will continue to result in, certain benefits, including cost savings, broader market opportunities, product innovations and operational efficiencies. However, the acquisition of ASC Signal also increased, and will continue to increase, certain of our noncash expenses. The noncash expenses (on a pretax basis) related to the acquisition of ASC Signal include (i) a $1.1 million charge, distributed over the three months following the date of the acquisition, for the utilization of the net increase in cost basis of inventory, and (ii) also as a result of the additional intangibles and property, plant and equipment, an average of approximately $2.1 million annual increase in depreciation and amortization expense until said assets are fully amortized or depreciated at various dates through 2030.

Three Months Ended January 1, 2016 Compared to Three Months Ended January 2, 2015
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				Increase (Decrease)
	January 1, 2016		January 2, 2015
	Amount	% of Sales	Amount	% of Sales
Sales	$110.7	100.0%	$110.7	100.0%	$—
Cost of sales (a)	81.8	73.9	78.1	70.6	3.7
Gross profit	28.9	26.1	32.6	29.4	(3.7)
Research and development	3.9	3.5	3.6	3.3	0.3
Selling and marketing	6.5	5.9	5.7	5.1	0.8
General and administrative	8.1	7.3	8.2	7.4	(0.1)
Amortization of acquisition-related intangibles	3.6	3.3	2.5	2.3	1.1
Operating income	6.8	6.1	12.6	11.4	(5.8)
Interest expense, net	9.7	8.8	9.0	8.1	0.7
(Loss) income before income taxes	(2.9)	(2.6)	3.6	3.3	(6.5)
Income tax (benefit) expense	(1.7)	(1.5)	0.6	0.5	(2.3)
Net (loss) income	$(1.2)	(1.1)%	$3.0	2.7%	$(4.2)
Other Data:
EBITDA (b)	$13.5	12.2%	$18.5	16.7%	$(5.0)

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)	Cost of sales for the three months ended January 1, 2016 includes $0.9 million of utilization of the net increase in cost basis of inventory that resulted from purchase accounting.

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

•
our first lien senior credit facility contains covenants that require us to maintain a total leverage ratio in certain circumstances that contains EBITDA as a component, and our management team uses EBITDA to monitor compliance with these covenants;

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

For a reconciliation of Net Income to EBITDA, see Note 12, Segments, Geographic and Customer Information, of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended January 1, 2016 and January 2, 2015 are summarized as follows (dollars in millions):

	Three Months Ended
	January 1, 2016		January 2, 2015		(Decrease) Increase
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$39.9	36%	$42.7	39%	$(2.8)	(7)%
Medical	16.1	15	18.9	17	(2.8)	(15)
Communications	45.8	41	40.6	37	5.2	13
Industrial	7.1	6	6.2	6	0.9	15
Scientific	1.8	2	2.3	1	(0.5)	(22)
Total	$110.7	100%	$110.7	100%	$—	—%

Sales of $110.7 million for the three months ended January 1, 2016 were essentially unchanged from the sales of $110.7 million for the three months ended January 2, 2015. Our ASC Signal operations contributed approximately $11 million in radar and communications sales to the three months ended January 1, 2016, of which the significant majority were in the communications market. Explanations for the sales increase or decrease by market for the three months ended January 1, 2016 compared to the three months ended January 2, 2015 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for the radar and electronic warfare markets decreased 7%, primarily due to lower sales for a variety of radar programs and certain electronic countermeasures programs. These decreases were partially offset by the inclusion of sales from the ASC Signal operations in the three months ended January 1, 2016.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 15% decrease in sales in the medical market was due to lower sales to support x-ray imaging applications, primarily as a result of the completion of a large x-ray imaging tender program in Asia. Sales to support radiation therapy and MRI applications increased.

•
Communications: Sales of our communications products consist of sales for commercial and military communications applications. The 13% increase in sales in the communications market was due to the inclusion of sales from the ASC Signal operations and an increase in satellite communications sales for commercial and military communications applications in the three months ended January 1, 2016. Partially offsetting these increases, sales of advanced tactical common data link (“TCDL”) antenna products for unmanned aerial vehicle (“UAVs”) programs and radomes for a shipboard program decreased.

•
Industrial: Sales for our industrial market consist of sales to support a wide range of systems used for applications including material processing, instrumentation and testing. Sales in this market are cyclical and generally follow the state of the economy. The $0.9 million increase in sales of industrial products was the result of higher sales to support material analysis, industrial heating and electromagnetic vulnerability testing applications.

•
Scientific: Sales in the scientific market consist of sales of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Sales in this market are historically one-time projects and can fluctuate significantly from period to period. The $0.5 million decrease in sales of scientific products was primarily the result of lower sales to support certain foreign and domestic accelerator programs.

Gross Profit. Gross profit was $28.9 million, or 26.1% of sales, for the three months ended January 1, 2016 compared to $32.6 million, or 29.4% of sales, for the three months ended January 2, 2015. The $3.7 million decrease in gross profit for the three months ended January 1, 2016 compared to the three months ended January 2, 2015 was primarily due to lower shipment volume and a less favorable mix of product shipments for CPI divisions, excluding the recently acquired ASC Signal Division and a $0.9 million charge for utilization of the net increase in cost basis of acquired ASC Signal Division inventory, partially offset by gross profit contributions from ASC Signal Division and the favorable impact of Canadian costs due to the strength of the U.S. dollar.

Research and Development. Research and development expenses were $3.9 million, or 3.5% of sales, for the three months ended January 1, 2016 and $3.6 million, or 3.3% of sales, for the three months ended January 2, 2015. The increase in research and development expenses for the three months ended January 1, 2016 compared to the three months ended January 2, 2015 was primarily due to inclusion of ASC Signal Division expenses.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	January 1, 2016	January 2, 2015
Company sponsored	$3.9	$3.6
Customer sponsored	2.2	1.9
	$6.1	$5.5

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products.

Selling and Marketing. Selling and marketing expenses were $6.5 million, or 5.9% of sales, for the three months ended January 1, 2016, and $5.7 million, or 5.1% of sales, for the three months ended January 2, 2015. The $0.8 million increase in selling and marketing expenses for the three months ended January 1, 2016 compared to the three months ended January 2, 2015 was primarily due to the inclusion of ASC Signal Division expenses.
General and Administrative. General and administrative expenses were $8.1 million, or 7.3% of sales, for the three months ended January 1, 2016, and $8.2 million, or 7.4% of sales, for the three months ended January 2, 2015. The $0.1 million decrease in general and administrative expenses for the three months ended January 1, 2016 compared to the three months ended January 2, 2015 was primarily due to a reduction in acquisition closing, integration and evaluation expenses, partially offset by the inclusion of ASC Signal Division expenses.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $3.6 million for the three months ended January 1, 2016 and $2.5 million for the three months ended January 2, 2015. The $1.1 million increase in amortization of acquisition-related intangibles for the three months ended January 1, 2016 compared to the three months ended January 2, 2015 was primarily due to the addition of intangibles acquired as a result of ASC Signal acquisition.
Interest Expense, Net (“Interest Expense”). Interest expense was $9.7 million, or 8.8% of sales, for the three months ended January 1, 2016 and $9.0 million, or 8.1% of sales, for the three months ended January 2, 2015. The $0.7 million increase in interest expense, net for the three months ended January 1, 2016 compared to the three months ended January 2, 2015 was primarily due to debt financing of $28 million in September 2015 used to partially fund the ASC Signal acquisition.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $1.7 million for the three months ended January 1, 2016 and an income tax expense of $0.6 million for the three months ended January 2, 2015. The effective income tax rate for the three months ended January 1, 2016 was 59% and the effective income tax rate for the three months ended January 2, 2015 was 17%. The 59% effective income tax rate benefit for the three months ended January 1, 2016 was higher than the estimated normalized tax rate of approximately 48% for fiscal year 2016 primarily due to tax benefits from a change in uncertain tax positions upon completion of a Canada Revenue Agency tax audit and U.S. research and development tax credits from passage of the Protecting Americans from Tax Hike Act of 2015. The 17% effective income tax rate for the three months ended January 2, 2015 was lower than the estimated normalized tax rate of approximately 44% for fiscal year 2015 primarily due to tax benefits from a California income tax refund. The 48% estimated normalized tax rate for fiscal year 2016 is higher than the federal statutory tax rate of 35% primarily due to foreign tax credit limitations.
Net (Loss) Income. Net loss was $1.2 million, or 1.1% of sales, for the three months ended January 1, 2016 compared to net income of $3.0 million, or 2.7% of sales, for the three months ended January 2, 2015. The $4.2 million decrease in net income for the three months ended January 1, 2016 was primarily due to lower shipment volume and less favorable mix of product shipments for CPI divisions, excluding ASC Signal Division, partially offset by operating income contributions from ASC Signal Division, income tax benefits due to a loss before income taxes and the favorable impact of Canadian costs due to the strength of the U.S. dollar.
EBITDA. EBITDA was $13.5 million, or 12.2% of sales, for the three months ended January 1, 2016 compared to $18.5 million, or 16.7% of sales, for the three months ended January 2, 2015. The $5.0 million decrease in EBITDA for the three months ended January 1, 2016 was primarily due to lower shipment volume and less favorable mix of product shipments for CPI divisions, excluding ASC Signal Division, and operating expenses from ASC Signal Division, partially offset by EBITDA contributions from ASC Signal Division and the favorable impact of Canadian costs due to the strength of the U.S. dollar.

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

On September 17, 2015, we purchased the outstanding stock of ASC Signal for a payment of approximately $50.7 million in cash consideration, net of $2.2 million cash acquired, including a post-closing adjustment based on a determination of ASC Signal’s closing net working capital of $0.4 million paid in the three months ended January 1, 2016. We funded this acquisition with cash from operations and borrowings in an aggregate principal amount of $28.0 million under a new second lien term loan facility.

Our Radant Division, formed in October 2013 from our acquisition of Radant Technologies, Inc. (“Radant”), has achieved certain agreed-upon financial targets over the two years following the date of the acquisition. As a result, on December 16, 2015, we paid the previous owners of Radant $10.0 million in settlement of a contingent consideration earnout arrangement in connection with such acquisition.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	January 1, 2016	October 2, 2015
Cash and cash equivalents	$34.2	$37.5
Working capital	$116.5	$113.4

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.7 million as of January 1, 2016, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of January 1, 2016, excluding approximately $5.9 million of outstanding letters of credit, our total indebtedness was $547.6 million (before netting out the total unamortized debt discount of $4.0 million and debt issuance costs of $10.4 million). We also had an additional $24.1 million available for borrowing under our revolving credit facility as of January 1, 2016. Our liquidity requirements are significant, primarily due to debt service requirements. For the three months ended January 1, 2016, our interest expense exclusive of debt issue costs and discount amortization was $8.6 million and our cash interest paid was $4.0 million. With the additional borrowings under a new second term loan facility we entered into on September 17, 2015 to partially fund the ASC Signal acquisition, our interest expense in the three months ended January 1, 2016 increased compared to the three months ended January 2, 2015, and will continue to be higher at least over the next two years.

As of January 1, 2016, we were in compliance with the covenants under the agreements governing our existing senior credit facilities and the indentures governing the Senior Notes due 2018 (“Senior Notes”).

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Three Months Ended
	January 1, 2016	January 2, 2015
Net cash provided by operating activities	$4.1	$9.9
Net cash used in investing activities	(2.3)	(1.6)
Net cash used in financing activities	(5.1)	(0.8)
Net (decrease) increase in cash and cash equivalents	$(3.3)	$7.5

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $4.1 million in the three months ended January 1, 2016 was attributable to depreciation, amortization and other non-cash charges of $8.7 million, which largely offset net loss of $1.2 million and net cash used in working capital of $3.4 million. The primary uses of cash for working capital during the three months ended January 1, 2016 were a decrease in accounts payable, a decrease in accrued expenses and an increase in inventories. The decrease in accounts payable and accrued expenses was primarily due to the timing of payments to vendors and suppliers, partially offset by accrued interest on our Senior Notes. The decrease in accrued expenses also reflects the operating portion of the settlement of a contingent consideration earnout arrangement associated with the Radant acquisition and payments made for accrued acquisition expenses related to ASC Signal, employee incentives and advisory fees. Inventories increased in anticipation of fulfilling certain customer orders. The aforementioned uses of cash were partially offset by a decrease in accounts receivable due to the timing of sales and cash collections and an increase in advance payments from customers due to timing of billing and receipt of contract advances.

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

Investing Activities

Investing activities for the three months ended January 1, 2016 comprised capital expenditures of $1.9 million and an additional payment of $0.4 million made for the purchase of the outstanding stock of ASC Signal. The additional consideration resulted from post-closing adjustment related to ASC Signal’s working capital. Investing activities for the three months ended January 2, 2015 comprised capital expenditures of $1.6 million.

Financing Activities

Financing activities for the three months ended January 1, 2016 comprised the financing portion of the settlement of the contingent consideration associated with the Radant acquisition for $4.3 million and repayment of borrowings under CPII’s first lien term loan facility of $0.8 million. Financing activities for the three months ended January 2, 2015 comprised repayment of borrowings under CPII’s first lien term loan facility of $0.8 million.

Contractual Obligations

The following table summarizes our significant contractual obligations as of January 1, 2016 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2016 (remaining nine months)	2017	2018	2019	2020	Thereafter
Operating leases	$10,897	$2,247	$2,508	$2,028	$1,257	$545	$2,312
Purchase commitments	44,762	39,348	5,226	188	—	—	—
Debt obligations	547,575	2,325	3,100	542,150	—	—	—
Interest on debt obligations	76,214	30,692	34,299	11,223	—	—	—
Total cash obligations	$679,448	$74,612	$45,133	$555,589	$1,257	$545	$2,312
Standby letters of credit	$5,860	$5,860

The above table assumes (i) that the respective debt instruments will be outstanding until their scheduled maturity dates, (ii) a debt level based on mandatory repayments according to the contractual amortization schedule of our senior credit facilities, and (iii) that interest rates in effect on January 1, 2016 remain constant for future periods. The above table excludes (i) any optional and excess cash flow prepayments on our term loan facilities, and (ii) the effect of our contractual right to repay or refinance the Senior Notes by November 17, 2017, which would extend the maturity date for the term loan facilities from November 2017 to April 2021. Also excluded from the table above are future cash flows associated with our uncertain tax positions and our ASC Signal division’s environmental loss contingency, amounts of which as of January 1, 2016 were not materially different from those as of October 2, 2015.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the actual timing and amount of payments may be different.

As of January 1, 2016, other than the settlement in December 2015 of the contingent consideration liability related to Radant acquisition, there were no material changes to the contractual obligations not mentioned in the above table from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2015 filed with Securities and Exchange Commission.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for the three months ended January 1, 2016 were $1.9 million. For fiscal year 2016, ongoing capital expenditures are expected to range between $8.0 million to $9.0 million and to be funded by cash flows from operating activities.

Recent Accounting Pronouncements

See Note 2, Recently Issued Accounting Standards, to the accompanying unaudited condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Critical Accounting Policies and Estimates

Our Critical Accounting Policies and Estimates have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended October 2, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of January 1, 2016, we had (i) fixed-rate senior notes of $209.5 million (net of $2.8 million unamortized original issue discount and $2.6 million debt issuance costs) due in 2018, bearing interest at 8.75% per year, (ii) a variable–rate first lien term loan of $297.9 million (net of $0.6 million unamortized original issue discount and $6.0 million debt issuance costs), and (iii) a variable-rate second lien term loan of $26.3 million (net of $0.5 million unamortized original issue discount and $1.1 million debt issuance costs).

Both the variable-rate first lien term loan and the variable-rate second lien term loan are subject to changes in the LIBOR rate. As of January 1, 2016, the variable interest rates on the first lien term loan and the second lien term loan were 4.25% and 8.00%, respectively.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operation in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At January 1, 2016, the fair value of foreign currency forward contracts comprised a short-term liability of $2.9 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive loss in the condensed consolidated balance sheets. At January 1, 2016, the unrealized loss, net of tax of $0.8 million, was $2.4 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). No ineffective amounts were recognized due to anticipated transactions failing to occur for the three months ended January 1, 2016.

As of January 1, 2016, we had entered into Canadian dollar forward contracts for approximately $44.9 million (Canadian dollars), or approximately 78% of estimated Canadian dollar denominated expenses for January 2016 through September 2016, at an average rate of approximately 0.79 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.5 million annually to our net income.

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

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below with respect to our new operations resulting from the acquisition of ASC Signal Holdings Corporation (“ASC Signal”).

In making the assessment of disclosure controls and procedures and of changes in our internal control over financial reporting as of the date of the evaluation, our management has excluded the operations of ASC Signal. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation in the year of the acquisition. We are currently assessing the control environment of this acquired business. ASC Signal’s sales constitute approximately 10% of our sales for the period covered by this report, and ASC Signal’s assets constitute approximately 9% of our total assets as of the end of such period.

Part II:  OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 2, 2015. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2015 Form 10-K.

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

CPI INTERNATIONAL HOLDING CORP.

Dated:	February 9, 2016	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)