Form 10-Q
period 2016-04-01
CPI International Holding Corp.
filed 2016-05-10
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
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
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of May 10, 2016, 1,110 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, are outstanding and are not publicly traded.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	April 1, 2016	October 2, 2015
Assets
Current assets:
Cash and cash equivalents	$34,114	$37,514
Restricted cash	1,912	1,681
Accounts receivable, net	54,412	61,750
Inventories	112,111	103,276
Prepaid and other current assets	7,200	6,200
Total current assets	209,749	210,421
Property, plant, and equipment, net	75,982	78,592
Intangible assets, net	255,715	263,273
Goodwill	216,044	215,434
Other long-term assets	4,145	3,424
Total assets	$761,635	$771,144

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,100	$3,100
Accounts payable	33,354	30,349
Accrued expenses	26,562	44,106
Product warranty	6,232	5,304
Income taxes payable	543	1,154
Advance payments from customers	16,633	13,037
Total current liabilities	86,424	97,050
Deferred tax liabilities	89,643	91,227
Long-term debt:
Principal, less current portion	543,700	545,250
Less unamortized original issue discount	(3,515)	(4,400)
Less unamortized debt issuance costs	(9,710)	(11,084)
Long term debt, net of discount and debt issuance costs	530,475	529,766
Other long-term liabilities	6,363	6,384
Total liabilities	712,905	724,427
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	27,055	26,565
Accumulated other comprehensive income (loss)	264	(1,995)
Retained earnings	21,411	22,147
Total stockholders’ equity	48,730	46,717
Total liabilities and stockholders’ equity	$761,635	$771,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands – unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Sales	$120,285	$107,964	$230,967	$218,638
Cost of sales, including $0, $0, $906 and $0 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	87,807	79,096	169,591	157,147
Gross profit	32,478	28,868	61,376	61,491
Operating costs and expenses:
Research and development	4,342	3,962	8,235	7,557
Selling and marketing	6,529	5,833	13,058	11,500
General and administrative	7,364	7,473	15,482	15,662
Amortization of acquisition-related intangible assets	3,557	2,544	7,115	5,091
Total operating costs and expenses	21,792	19,812	43,890	39,810
Operating income	10,686	9,056	17,486	21,681
Interest expense, net	9,785	9,154	19,508	18,193
Income (loss) before income taxes	901	(98)	(2,022)	3,488
Income tax expense (benefit)	427	772	(1,286)	1,375
Net income (loss)	474	(870)	(736)	2,113

Other comprehensive income (loss), net of tax
Unrealized income (loss) on cash flow hedges, net of tax	2,638	(888)	2,259	(1,564)
Total other comprehensive income (loss), net of tax	2,638	(888)	2,259	(1,564)
Comprehensive income (loss)	$3,112	$(1,758)	$1,523	$549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Six Months Ended
	April 1, 2016	April 3, 2015
Cash flows from operating activities
Net cash provided by operating activities	$5,957	$2,268

Cash flows from investing activities
Capital expenditures	(3,080)	(3,069)
Acquisition, net of cash acquired	(363)	—
Net cash used in investing activities	(3,443)	(3,069)

Cash flows from financing activities
Payment of contingent consideration	(4,300)	—
Payment of debt issue costs	(64)	—
Repayment of borrowings under First Lien Term Loan	(1,550)	(1,550)
Net cash used in financing activities	(5,914)	(1,550)

Net decrease in cash and cash equivalents	(3,400)	(2,351)
Cash and cash equivalents at beginning of period	37,514	50,617
Cash and cash equivalents at end of period	$34,114	$48,266

Supplemental cash flow disclosures
Cash paid for interest	$17,325	$16,159
Cash paid for income taxes, net of refunds	$2,273	$3,220
Increase in accrued capital expenditures	$(169)	$(49)

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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2016 and 2015 comprise the 52-week periods ending September 30, 2016 and October 2, 2015, respectively. Each of the three months ended April 1, 2016 and April 3, 2015 included 13 weeks, and each of the six months ended April 1, 2016 and April 3, 2015 included 26 weeks. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying condensed consolidated financial statements of the Company as of April 1, 2016 and for the three and six months ended April 1, 2016 and April 3, 2015 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015 filed with the Securities and Exchange Commission on December 10, 2015. The condensed consolidated balance sheet as of October 2, 2015 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended April 1, 2016 are not necessarily indicative of results to be expected for the full year.

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

In April 2015, the FASB issued an accounting standard update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This accounting standard update requires retrospective adoption and is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company early adopted this accounting standard update beginning in the first quarter of fiscal year 2016. The new accounting standard update reduced other long-term assets and long-term debt on the Company’s consolidated balance sheet as of October 2, 2015 by $11.1 million, representing the unamortized balance of deferred debt issuance costs at that date. The new accounting standard update had no impact on the Company’s consolidated results of operations or cash flows.

In September 2015, the FASB issued an accounting standard update that replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize such adjustments in the reporting period in which the adjustment amounts are determined. This accounting standard update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, this accounting standard update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company early adopted this accounting standard update in the first quarter of fiscal year 2016. The Company’s measurement period adjustments in the six months ended April 1, 2016, related to the acquisition of ASC Signal Holdings Corporation, decreased net current assets and increased goodwill, each by $0.6 million, in the Company's condensed consolidated balance sheet as of April 1, 2016 with no

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

corresponding impact on the Company’s consolidated results of operations or cash flows in any period. See Note 3, Business Combination, for more information on these measurement period adjustments.

In November 2015, the FASB issued an accounting standard update that requires deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The existing requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this accounting standard update. The Company early adopted this accounting standard update retrospectively in the first quarter of fiscal year 2016. The new accounting standard update reduced current assets by $8.5 million, increased other long-term assets and reduced current liabilities by $0.1 million each, and reduced noncurrent deferred tax liabilities by $8.3 million on the Company’s consolidated balance sheet as of October 2, 2015. The new accounting standard update had no impact on the Company’s consolidated results of operations or cash flows.

In February 2016, the FASB issued an accounting standard update which requires lessees to record most leases on their balance sheets. Lessees initially recognize a lease liability (measured at the present value of the lease payments over the lease term) and a right-of-use (“ROU”) asset (measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs). Lessees can make an accounting policy election to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. This accounting standard update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted with the recognition and measurement of leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2020. The Company is currently evaluating the impact the adoption may have on its consolidated results of operations, financial position or cash flows and related disclosures.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table sets forth a preliminary allocation of the total purchase price, including the measurement period adjustments, as of April 1, 2016 to the assets acquired and the liabilities assumed and the resulting goodwill based on the preliminary estimates of fair value.

	Preliminary	Measurement Period Adjustments	As Adjusted
Purchase price	$52,918	$—	$52,918
Less: Fair value of assets acquired:
Net current assets	(12,558)	610	(11,948)
Property, plant and equipment	(7,465)	—	(7,465)
Identifiable intangible assets	(25,750)	—	(25,750)
Other long-term asset	(2,817)	—	(2,817)
	(48,590)	610	(47,980)
Add: Fair value of liabilities assumed:
Long-term deferred tax liabilities	9,408	—	9,408
Other long-term liabilities	2,817	—	2,817
	12,225	—	12,225

Goodwill	$16,553	$610	$17,163

The other long-term asset and other long-term liability represent an environmental indemnification receivable and an environmental loss reserve, respectively, for environmental remediation efforts at ASC Signal’s Whitby, Ontario, Canada manufacturing facility. See Note 8, Contingencies, for more information.

The table above reflects the measurement period adjustments of an increase of $0.5 million to the fair value of assumed product warranty and a reduction of $0.1 million in sales tax benefit, along with their effect on goodwill. These measurement period adjustments are properly reflected in the Company’s condensed consolidated balance sheet as of April 1, 2016 but had no impact on the Company’s condensed consolidated statements of comprehensive income (loss) and of cash flows in any period. These adjustments were among those expected to be made to the preliminary purchase price allocation based on awaited information obtained in the measurement period.

The Company is in the process of finalizing the purchase price allocation and may make additional adjustments to the allocation during the remaining measurement period. The areas of the purchase price allocation that are not yet finalized and are subject to change relate to personal property, certain accrued liabilities, income and non-income tax-related items and the resulting goodwill adjustment. The Company expects to continue to obtain information to finalize these preliminary valuations during the measurement period, which ends during the Company’s fiscal quarter ending September 30, 2016.

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

In connection with the ASC Signal acquisition, the Company incurred various direct costs totaling $0.2 million and $0.8 million included in general and administrative in the condensed consolidated statements of comprehensive income (loss) for the three and six months ended April 1, 2016, respectively. These costs, which the Company expensed as incurred, consist primarily of professional fees payable to financial and legal advisors and an accrual for retention bonuses for ASC Signal's senior management.

The following unaudited pro forma results of operations are presented as though the ASC Signal acquisition had occurred as of the beginning of the fiscal year 2014 or September 28, 2013, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets and debt incurred by the Company to partially fund the acquisition. The pro forma results of operations exclude the impact of certain charges that have resulted from or were in connection with the acquisition, including (i) the utilization of the net increase in the cost basis of inventory of $0.9 million for the six months ended April 1, 2016, and (ii) amortization of backlog of $0.6 million and $1.2 million for the three and six months ended April 1, 2016, respectively. All other pro forma adjustments reflected in the supplemental pro forma results of operations are individually immaterial to each period presented. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the earliest period presented, nor are they necessarily indicative of future operating results.

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Sales	$120,384	$119,774	$231,165	$236,873
Net income (loss)	$1,056	$(497)	$1,222	$1,756

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

4.	Supplemental Financial Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts as follows:

	April 1, 2016	October 2, 2015
Accounts receivable	$55,017	$62,379
Less: Allowance for doubtful accounts	(605)	(629)
Accounts receivable, net	$54,412	$61,750

Inventories: The following table provides details of inventories:

	April 1, 2016	October 2, 2015
Raw materials and parts	$59,139	$54,499
Work in process	36,397	33,991
Finished goods	16,575	14,786
Total inventories	$112,111	$103,276

Reserve for loss contracts: The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Balance at beginning of period	$1,905	$4,978	$1,638	$5,008
Provision for loss contracts, charged to cost of sales	464	437	1,035	572
Credit to cost of sales upon revenue recognition	(274)	(68)	(578)	(233)
Balance at end of period	$2,095	$5,347	$2,095	$5,347

The reduction in reserve for loss contracts was primarily due to completion of certain contractual obligations.

At the end of each period presented above, reserve for loss contracts was reported in the condensed consolidated balance sheet in the following accounts:

	April 1, 2016	April 3, 2015
Inventories	$2,003	$5,342
Accrued expenses	92	5
Total reserves for loss contracts	$2,095	$5,347

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Accrued Expenses:    The following table provides details of accrued expenses:

	April 1, 2016	October 2, 2015
Payroll and employee benefits	$14,919	$14,980
Accrued interest	2,598	2,721
Foreign exchange forward derivatives	642	1,821
Deferred income	951	3,329
Contingent consideration liability	—	9,700
Other accruals	7,452	11,555
Total accrued expenses	$26,562	$44,106

Product Warranty: The following table summarizes the activity related to product warranty:

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Beginning accrued warranty	$5,460	$4,649	$5,304	$4,863
Actual costs of warranty claims	(1,486)	(1,230)	(2,836)	(2,409)
Assumed from acquisition	555	—	555	—
Estimates for product warranty, charged to cost of sales	1,703	1,134	3,209	2,099
Ending accrued warranty	$6,232	$4,553	$6,232	$4,553

Assumed from acquisition represents measurement period adjustment related to ASC Signal acquisition.

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, derivative instruments and contingent consideration. The following tables set forth financial instruments carried at fair value by level of fair value hierarchy:

		Fair Value Measurements at April 1, 2016 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$15,324	$15,324	$—	$—
Mutual funds[2]	294	294	—	—
Foreign exchange forward derivatives[3]	1,390	—	1,390	—
Total assets at fair value	$17,008	$15,618	$1,390	$—

Liabilities:
Foreign exchange forward derivatives[4]	$642	$—	$642	$—
Total liabilities at fair value	$642	$—	$642	$—

[1]	The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
[2]	The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
[3]	The asset position of foreign currency derivatives is classified as part of prepaid and other current assets and other long-term assets in the condensed consolidated balance sheet.
[4]	The liability position of foreign currency derivatives is classified as part of accrued expenses in the condensed consolidated balance sheet.

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

See Note 7, Derivative Instruments and Hedging Activities, for information regarding the Company’s derivative instruments.

Contingent Consideration

In connection with, and as part of the Company’s acquisition of Radant Technologies, Inc. (“Radant”), the Company was obligated to pay a maximum of $10.0 million in contingent consideration if certain financial targets were achieved by Radant over the two years following the acquisition. The fair value of the contingent consideration was based on a probability-weighted calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. Key assumptions included a discount rate of 14%, which the Company believed to reflect market participant assumptions, and a probability-adjusted level of Radant’s earnings before net interest expense, provision for income taxes and depreciation and amortization (“EBITDA”) in aggregate for the two years following the acquisition. Radant achieved the set financial targets, which gave rise to the earn-out payment of $10.0 million in December 2015.

The following table summarizes the activity related to contingent consideration during the periods presented:

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Balance at beginning of period	$—	$8,100	$9,700	$7,600
Change in fair value included in earnings	—	600	300	1,100
Payment of contingent consideration	—	—	(10,000)	—
Balance at end of period	$—	$8,700	$—	$8,700

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

The estimated carrying and fair values of the Company’s long-term debt are as follows:

		April 1, 2016		October 2, 2015
	Fair Value Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan	Level 2	$297,455	$299,005	$298,432	$293,088
Second Lien Term Loan	Level 3	26,386	26,386	26,333	26,333
8.75% Senior Notes due 2018	Level 2	210,305	205,468	208,768	209,843
		$534,146	$530,859	$533,533	$529,264

Note: Amounts are net of associated issue discounts and debt issuance costs. Not reflected in the above table are debt issuance costs related to the Company's revolving credit facility of $571 and $667 as of April 1, 2016 and October 2, 2015, respectively. Prior year amounts have been adjusted to conform to the current year presentation.

The fair value of the Second Lien Term Loan, into which the Company entered in September 2015, was estimated using inputs that are not observable (Level 3) as there are no quoted prices in active markets for this term loan. The fair value of the Second Lien Term Loan approximates its carrying value at April 1, 2016 as interest payments on this term loan are based on LIBOR rates that are reset monthly, and the Company believes that its credit risk has not changed materially since the date the term loan was executed.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

6.	Long-term Debt

The Company’s long-term debt comprises the following as of the dates presented:

	April 1, 2016	October 2, 2015
Senior Secured Credit Facilities:
First Lien Credit Agreement:
Revolver	$—	$—
First Lien Term Loan	303,800	305,350
Less unamortized original issue discount	(573)	(625)
Less unamortized debt issuance costs[a]	(6,343)	(6,960)
	296,884	297,765
Second Lien Credit Agreement:
Second Lien Term Loan	28,000	28,000
Less unamortized original issue discount	(518)	(557)
Less unamortized debt issuance costs	(1,096)	(1,110)
	26,386	26,333

Senior Notes	215,000	215,000
Less unamortized original issue discount	(2,424)	(3,218)
Less unamortized debt issuance costs	(2,271)	(3,014)
	210,305	208,768

Long term debt, net of discount and debt issuance costs	533,575	532,866
Less current portion	(3,100)	(3,100)
Long-term portion	$530,475	$529,766

Standby letters of credit secured by Revolver	$6,056	$5,998

[a]	Amounts comprised debt issuance costs associated with both Revolver and First Lien Term Loan.

Senior Secured Credit Facilities

On April 7, 2014, CPII entered into a First Lien Credit Agreement, which provides for (a) a term loan in an aggregate principal amount of $310.0 million (“First Lien Term Loan”) and (b) a $30.0 million revolving credit facility (“Revolver”), with sub-limits for letters of credit and swingline loans. On the closing date of the First Lien Credit Agreement, CPII borrowed the entire $310.0 million available under the First Lien Term Loan. No borrowings have been made to date under the Revolver (other than for approximately $6.1 million of outstanding letters of credit as of April 1, 2016).

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

Debt Maturities:    As of April 1, 2016, maturities on long-term debt were as follows:

Fiscal Year	First Lien Term Loan	Second Lien Term Loan	8.75% Senior Notes	Total
2016 (remaining six months)	$1,550	$—	$—	$1,550
2017	3,100	—	—	3,100
2018	299,150	28,000	215,000	542,150
2019	—	—	—	—
2020	—	—	—	—
Thereafter	—	—	—	—
	$303,800	$28,000	$215,000	$546,800

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
Covenants

As of April 1, 2016, the Company was in compliance with the covenants under the agreements governing CPII’s First Lien Credit Agreement, Second Lien Credit Agreement and the indentures governing the Senior Notes.

7.	Derivative Instruments and Hedging Activities

Foreign Exchange Forward Contracts: Although the majority of the Company’s revenue and expense activities are transacted in U.S. dollars, the Company does transact business in foreign countries. The Company’s primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce its foreign currency exposure to Canadian dollar-denominated expenses, the Company enters into Canadian dollar forward contracts to hedge the Canadian dollar-denominated costs for its manufacturing operations in Canada. The Company does not engage in currency speculation.

The Company’s Canadian dollar forward contracts in effect as of April 1, 2016 have durations of five to 20 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. At April 1, 2016, the unrealized gain, net of tax of $0.1 million, was $0.2 million. At October 2, 2015, the unrealized loss, net of tax of $0.7 million, was $2.0 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next seven fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). No ineffective amounts were recognized due to hedge ineffectiveness in each of the three and six months ended April 1, 2016 and April 3, 2015.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

As of April 1, 2016, the Company had entered into Canadian dollar forward contracts for nominal values of approximately $60.0 million (Canadian dollars), or approximately 51% of estimated Canadian dollar denominated expenses for April 2016 through September 2017, at an average rate of approximately 0.76 U.S. dollars to one Canadian dollar.

The following table summarizes the aggregate fair value of all derivative instruments designated as cash flow hedges at April 1, 2016 and October 2, 2015:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	April 1, 2016	October 2, 2015	Balance Sheet Location	April 1, 2016	October 2, 2015
Derivative designated as hedging instruments:
Forward contracts	Prepaid and other current assets	$726	$—	Accrued expenses	$642	$1,821
Forward contracts	Other long-term assets	664	—
		$1,390	$—		$642	$1,821

As of April 1, 2016 and October 2, 2015, the Company had no derivative instruments that were classified as non-hedging instruments. The Company’s derivatives are reported on a gross basis. The Company has no master netting arrangements with its derivative counterparties that would allow for net settlement.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of comprehensive income (loss) for the periods of fiscal years 2016 and 2015 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)
			Location	Amount		Location	Amount
	Three Months Ended			Three Months Ended			Three Months Ended
	April 1, 2016	April 3, 2015		April 1, 2016	April 3, 2015		April 1, 2016	April 3, 2015
Forward contracts	$2,803	$(1,670)	Cost of sales	$(492)	$(291)	General and administrative(a)	$(72)	$12
			Research and development	(96)	(100)
			Selling and marketing	(42)	(44)
			General and administrative	(85)	(52)
Total	$2,803	$(1,670)		$(715)	$(487)		$(72)	$12

(a)The amount recognized in income for each period presented represents a gain (loss) related to the amount excluded from the assessment of hedge effectiveness.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)
			Location	Amount		Location	Amount
	Six Months Ended			Six Months Ended			Six Months Ended
	April 1, 2016	April 3, 2015		April 1, 2016	April 3, 2015		April 1, 2016	April 3, 2015
Forward contracts	$1,160	$(2,824)	Cost of sales	$(1,530)	$(527)	General and administrative(b)	$(27)	$87
			Research and development	(144)	(108)
			Selling and marketing	(63)	(48)
			General and administrative	(114)	(56)
Total	$1,160	$(2,824)		$(1,851)	$(739)		$(27)	$87

(b)The amount recognized in income for each period presented represents a gain (loss) related to the amount excluded from the assessment of hedge effectiveness.

8.	Contingencies

From time to time, the Company may be subject to claims that arise in the ordinary course of business. In the opinion of management, all such matters involve amounts that would not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows if unfavorably resolved.

In 2010, the Company’s new subsidiary, ASC Signal, became aware of volatile organic compounds (“VOC”) and other contamination in the soil and groundwater at the Whitby, Ontario, Canada industrial site. The Company believes that the contamination originated from the neighboring property, which reportedly is used for crystal manufacturing, and secondarily from the operational practices of the prior operators of ASC Signal. The Company intends to address these conditions through the implementation of a remediation plan. ASC Signal holds a pair of pollution insurance policies, and the insurer has advised that it will indemnify ASC Signal for the remediation costs. The Company expects that the remediation costs will be less than the insurance policy limits. In addition, ASC Signal has filed a civil action against the neighbor and certain other parties to recover consequential damages resulting from the contamination. The Company has been informed that one of the defendants in this lawsuit has filed for bankruptcy.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company believes that the cost of remediating the contamination at the Whitby site will be approximately Canadian $3.7 million (or U.S. $2.9 million based on an exchange rate of 0.77 U.S. dollars to one Canadian dollar as of April 1, 2016), the amount of environmental loss reserve acquired by the Company through the ASC Signal acquisition. The reserve was provided for environmental liabilities that are considered probable and for which a reasonable estimate of the obligation can be made. As mentioned above, ASC Signal has environmental liability insurance policies that are expected to provide complete indemnification from any costs incurred for the remediation efforts. The expected indemnification gave effect to an environmental indemnification asset also acquired by the Company with the ASC Signal acquisition for the same amount as the estimated cost of remediation. The accompanying condensed consolidated balance sheet as of April 1, 2016 reflect the environmental loss reserve of $2.9 million and the environmental indemnification asset of $2.9 million in other long-term liabilities and other long-term assets, respectively. The calculation of environmental loss reserves is based on the evaluation of currently available information. Actual costs to be incurred in future periods may vary from the amount of reserve given the uncertainties regarding the status of laws, regulations, enforcement policies, and the impact of potentially responsible parties, technology and information related to the affected site.

9.	Related-party Transactions

A former major stockholder of the predecessor of the Radant Division now serves as the Director of Business Development of that division (the “Radant Director of Business Development”). In connection with, and as part of the consideration for, the Radant acquisition, the Company was obligated to make $10.0 million in additional payments to the former stockholders of Radant including the Radant Director of Business Development and certain of his relatives for Radant’s having achieved certain agreed-upon financial targets over the two years following the acquisition. The Company, as a result, made the earn-out payment in full in December 2015. Also in connection with the acquisition, the Company entered into a lease agreement for a property in Stow, Massachusetts, that contains a manufacturing plant and office facilities owned by a company controlled by the Radant Director of Business Development. The Company records rent expense for the Stow lease on an arm’s length basis. The Company paid and recorded a rent expense for such lease of $0.1 million for each of the three months ended April 1, 2016 and April 3, 2015 and $0.2 million for each of the six months ended April 1, 2016 and April 3, 2015.

One of the vendors of the of the Company's ASC Signal Division is owned by the father of ASC Signal's Vice President of Products. The vendor is also a customer of ASC Signal. Purchases from this vendor were $0.6 million and $1.1 million for the three and six months ended April 1, 2016, respectively. Sales to this vendor were not material for the same periods. The Company had $0.1 million and $0.2 million outstanding payables to this vendor as of April 1, 2016 and October 2, 2015, respectively.

10.	Income Taxes

The condensed consolidated statements of comprehensive income (loss) reflect the following income tax expense (benefit):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Income (loss) before income taxes	$901	$(98)	$(2,022)	$3,488
Income tax expense (benefit)	$427	$772	$(1,286)	$1,375
Effective income tax rate	47.4%	(787.8)%	63.6%	39.4%

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company’s 47.4% effective income tax rate for three months ended April 1, 2016 differs from the federal statutory rate of 35.0% primarily due to foreign tax credit limitations. The Company’s 787.8% effective tax rate for the three months ended April 3, 2015 differs from the federal statutory rate of 35.0% primarily due to an income tax expense for an uncertain tax position as a result of an intercompany sale of assets and an increase in the Company's estimated annual tax rate due to foreign tax credit limitations.

The Company’s 63.6% effective income tax rate for the six months ended April 1, 2016 differs from the federal statutory rate of 35.0% primarily due to foreign tax credit limitations, tax benefits from a change in uncertain tax positions upon completion of a Canada Revenue Agency (“CRA”) tax audit and U.S. research and development tax credits from passage of the Protecting Americans from Tax Hike Act of 2015. The Company’s 39.4% effective income tax rate for the six months ended April 3, 2015 differs from the federal statutory rate of 35.0% primarily due to foreign tax credit limitations and income tax expense for an uncertain tax position as a result of an intercompany sale of assets, partially offset by tax benefits from a California income tax refund for prior year amended income tax returns and tax benefits for a tax provision to tax return true-up of U.S and Canada tax returns.

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

The total liability for gross unrecognized tax benefits was $4.0 million and $3.2 million at April 1, 2016 and April 3, 2015, respectively. For the three and six months ended April 1, 2016, there was no significant change in the total liability for gross unrecognized tax benefits. All of the unrecognized tax benefit balances, if recognized, would reduce the effective tax rate on income from continuing operations. The Company believes the amount of unrecognized tax benefits that is reasonably possible of being resolved in the next 12 months is not significant.

11.	Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets:

	April 1, 2016	October 2, 2015
Unrealized income (loss) on cash flow hedges, net of tax of $79 and $(673), respectively	$238	$(2,021)
Unrealized actuarial gain and prior service credit for pension liability, net of tax of $8 and $8, respectively	26	26
Accumulated other comprehensive income (loss)	$264	$(1,995)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following tables provide changes in accumulated other comprehensive income (loss), net of tax, reported in the Company’s condensed consolidated balance sheets for the three and six months ended April 1, 2016 and April 3, 2015 (amounts in parentheses indicate debits):

	Three Months Ended
	April 1, 2016			April 3, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(2,400)	$26	$(2,374)	$(1,429)	$100	$(1,329)
Other comprehensive income (loss) before reclassifications	2,102	—	2,102	(1,253)	—	(1,253)
Amounts reclassified from accumulated other comprehensive loss	536	—	536	365	—	365
Net current-period other comprehensive income (loss)	2,638	—	2,638	(888)	—	(888)
Balance at end of period	$238	$26	$264	$(2,317)	$100	$(2,217)

	Six Months Ended
	April 1, 2016			April 3, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(2,021)	$26	$(1,995)	$(753)	$100	$(653)
Other comprehensive income (loss) before reclassifications	871	—	871	(2,118)	—	(2,118)
Amounts reclassified from accumulated other comprehensive loss	1,388	—	1,388	554	—	554
Net current-period other comprehensive income (loss)	2,259	—	2,259	(1,564)	—	(1,564)
Balance at end of period	$238	$26	$264	$(2,317)	$100	$(2,217)

The following table provides the gross amount reclassified from accumulated other comprehensive loss and the corresponding amount of tax relating to losses on cash flow hedges for the three and six months ended April 1, 2016 and April 3, 2015 (amounts in parentheses indicate debits):

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Amounts reclassified from accumulated other comprehensive loss	$715	$487	$1,851	$739
Less: tax	(179)	(122)	(463)	(185)
Amounts reclassified from accumulated other comprehensive loss, net of tax	$536	$365	$1,388	$554

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Sales from external customers
RF products	$85,199	$82,161	$160,486	$168,234
Satcom equipment	31,327	20,689	64,780	39,287
Other	3,759	5,114	5,701	11,117
	$120,285	$107,964	$230,967	$218,638
Intersegment product transfers
RF products	$4,604	$6,113	$9,426	$11,306
Satcom equipment	36	—	56	18
	$4,640	$6,113	$9,482	$11,324
Capital expenditures[a]
RF products	$1,057	$1,396	$2,175	$2,729
Satcom equipment	335	110	546	131
Other	332	104	528	258
	$1,724	$1,610	$3,249	$3,118
EBITDA
RF products	$16,177	$16,199	$29,638	$36,025
Satcom equipment	3,714	2,215	9,204	4,082
Other	(2,554)	(3,532)	(7,987)	(6,698)
	$17,337	$14,882	$30,855	$33,409

[a] Capital expenditures incurred on an accrual basis.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

	April 1, 2016	October 2, 2015
Total assets
RF products	$512,104	$515,966
Satcom equipment	185,209	183,711
Other	64,322	71,467
	$761,635	$771,144

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

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Operating income
RF products	$14,214	$13,905	$25,640	$31,361
Satcom equipment	3,275	1,950	8,346	3,553
Other	(6,803)	(6,799)	(16,500)	(13,233)
	$10,686	$9,056	$17,486	$21,681

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table reconciles net income (loss) to EBITDA:

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Net income (loss)	$474	$(870)	$(736)	$2,113
Depreciation and amortization	6,651	5,826	13,369	11,728
Interest expense, net	9,785	9,154	19,508	18,193
Income tax expense (benefit)	427	772	(1,286)	1,375
EBITDA	$17,337	$14,882	$30,855	$33,409

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of April 1, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$15,186	$18,928	$—	$34,114
Restricted cash	—	—	1,841	71	—	1,912
Accounts receivable, net	—	—	36,837	17,575	—	54,412
Inventories	—	—	72,284	40,297	(470)	112,111
Intercompany receivable	—	—	117,022	7,307	(124,329)	—
Prepaid and other current assets	1	9	4,664	2,370	156	7,200
Total current assets	1	9	247,834	86,548	(124,643)	209,749
Property, plant and equipment, net	—	—	56,034	19,948	—	75,982
Intangible assets, net	—	—	182,157	73,558	—	255,715
Goodwill	—	—	127,891	88,153	—	216,044
Other long-term assets	—	—	481	3,664	—	4,145
Investment in subsidiaries	48,743	787,363	37,226	—	(873,332)	—
Total assets	$48,744	$787,372	$651,623	$271,871	$(997,975)	$761,635
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	—	—	19,722	13,632	—	33,354
Accrued expenses	14	2,598	18,142	5,871	(63)	26,562
Product warranty	—	—	3,883	2,349	—	6,232
Income taxes payable	—	—	1	542	—	543
Advance payments from customers	—	—	12,203	4,430	—	16,633
Intercompany payable	—	5,353	—	—	(5,353)	—
Total current liabilities	14	11,051	53,951	26,824	(5,416)	86,424
Deferred tax liabilities	—	—	68,379	21,264	—	89,643
Long term debt, net of discount and debt issuance costs	—	530,475	—	—	—	530,475
Other long-term liabilities	—	—	3,040	3,323	—	6,363
Total liabilities	14	541,526	125,370	51,411	(5,416)	712,905
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	405,078	184,210	(800,388)	—
Equity investment in subsidiary	264	264	9,377	—	(9,905)	—
Additional paid-in capital	27,055	—	—	—	—	27,055
Accumulated other comprehensive income	—	—	—	264	—	264
Retained earnings	21,411	34,482	111,798	35,986	(182,266)	21,411
Total stockholders’ equity	48,730	245,846	526,253	220,460	(992,559)	48,730
Total liabilities and stockholders’ equity	$48,744	$787,372	$651,623	$271,871	$(997,975)	$761,635

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended April 1, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$93,847	$44,754	$(18,316)	$120,285
Cost of sales	—	—	71,264	34,460	(17,917)	87,807
Gross profit	—	—	22,583	10,294	(399)	32,478
Operating costs and expenses:
Research and development	—	—	2,182	2,160	—	4,342
Selling and marketing	—	—	4,377	2,565	(413)	6,529
General and administrative	526	27	5,012	1,796	3	7,364
Amortization of acquisition-related intangible assets	—	—	2,538	1,019	—	3,557
Total operating costs and expenses	526	27	14,109	7,540	(410)	21,792
Operating income (loss)	(526)	(27)	8,474	2,754	11	10,686
Interest expense (income), net	—	9,796	—	(11)	—	9,785
Income (loss) before income tax expense (benefit) and equity in income of subsidiaries	(526)	(9,823)	8,474	2,765	11	901
Income tax expense (benefit)	(172)	(3,733)	4,105	223	4	427
Equity in income of subsidiaries	828	6,918	784	—	(8,530)	—
Net income	474	828	5,153	2,542	(8,523)	474
Equity in other comprehensive income of subsidiaries, net of tax	2,638	2,638	—	—	(5,276)	—
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax	—	—	—	2,638	—	2,638
Total other comprehensive income, net of tax	—	—	—	2,638	—	2,638
Comprehensive income	$3,112	$3,466	$5,153	$5,180	$(13,799)	$3,112

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended April 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$84,364	$42,073	$(18,473)	$107,964
Cost of sales	—	—	64,052	33,013	(17,969)	79,096
Gross profit	—	—	20,312	9,060	(504)	28,868
Operating costs and expenses:
Research and development	—	—	1,854	2,108	—	3,962
Selling and marketing	—	—	3,493	2,685	(345)	5,833
General and administrative	527	65	6,094	786	1	7,473
Amortization of acquisition-related intangible assets	—	—	1,529	1,015	—	2,544
Total operating costs and expenses	527	65	12,970	6,594	(344)	19,812
Operating income (loss)	(527)	(65)	7,342	2,466	(160)	9,056
Interest expense (income), net	—	9,156	1	(3)	—	9,154
Income (loss) before income tax expense (benefit) and equity in income (loss) of subsidiaries	(527)	(9,221)	7,341	2,469	(160)	(98)
Income tax expense (benefit)	(215)	(3,506)	4,300	254	(61)	772
Equity in income (loss) of subsidiaries	(558)	5,157	365	—	(4,964)	—
Net income (loss)	(870)	(558)	3,406	2,215	(5,063)	(870)
Equity in other comprehensive loss of subsidiaries	(888)	(888)	—	—	1,776	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(888)	—	(888)
Total other comprehensive loss, net of tax	—	—	—	(888)	—	(888)
Comprehensive income (loss)	$(1,758)	$(1,446)	$3,406	$1,327	$(3,287)	$(1,758)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended April 1, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$180,729	$92,231	$(41,993)	$230,967
Cost of sales	—	—	139,793	71,138	(41,340)	169,591
Gross profit	—	—	40,936	21,093	(653)	61,376
Operating costs and expenses:
Research and development	—	—	4,039	4,196	—	8,235
Selling and marketing	—	—	8,688	5,065	(695)	13,058
General and administrative	1,029	54	11,254	3,143	2	15,482
Amortization of acquisition-related intangible assets	—	—	5,077	2,038	—	7,115
Total operating costs and expenses	1,029	54	29,058	14,442	(693)	43,890
Operating income (loss)	(1,029)	(54)	11,878	6,651	40	17,486
Interest expense (income), net	—	19,524	3	(19)	—	19,508
Income (loss) before income tax expense (benefit) and equity in income (loss) of subsidiaries	(1,029)	(19,578)	11,875	6,670	40	(2,022)
Income tax expense (benefit)	(401)	(7,439)	6,008	531	15	(1,286)
Equity in income (loss) of subsidiaries	(108)	12,031	1,521	—	(13,444)	—
Net income (loss)	(736)	(108)	7,388	6,139	(13,419)	(736)
Equity in other comprehensive income of subsidiaries, net of tax	2,259	2,259	—	—	(4,518)	—
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax	—	—	—	2,259	—	2,259
Total other comprehensive income, net of tax	—	—	—	2,259	—	2,259
Comprehensive income	$1,523	$2,151	$7,388	$8,398	$(17,937)	$1,523

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended April 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$169,803	$83,655	$(34,820)	$218,638
Cost of sales	—	—	126,380	64,625	(33,858)	157,147
Gross profit	—	—	43,423	19,030	(962)	61,491
Operating costs and expenses:
Research and development	—	—	3,704	3,853	—	7,557
Selling and marketing	—	—	6,845	5,370	(715)	11,500
General and administrative	1,162	1,306	11,247	1,947	—	15,662
Amortization of acquisition-related intangible assets	—	—	3,059	2,032	—	5,091
Total operating costs and expenses	1,162	1,306	24,855	13,202	(715)	39,810
Operating income (loss)	(1,162)	(1,306)	18,568	5,828	(247)	21,681
Interest expense, net	—	18,189	4	—	—	18,193
Income (loss) before income tax expense (benefit) and equity in income of subsidiaries	(1,162)	(19,495)	18,564	5,828	(247)	3,488
Income tax expense (benefit)	(455)	(7,410)	8,685	649	(94)	1,375
Equity in income of subsidiaries	2,820	14,905	433	—	(18,158)	—
Net income	2,113	2,820	10,312	5,179	(18,311)	2,113
Equity in other comprehensive loss of subsidiaries	(1,564)	(1,564)	—	—	3,128	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(1,564)	—	(1,564)
Total other comprehensive loss, net of tax	$—	$—	$—	$(1,564)	$—	$(1,564)
Comprehensive income	$549	$1,256	$10,312	$3,615	$(15,183)	$549

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended April 1, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$1,614	$(3,150)	$7,493	$5,957
Cash flows from investing activities
Capital expenditures	—	—	(2,445)	(635)	(3,080)
Acquisition, net of cash acquired	—	—	(363)	—	(363)
Net cash used in investing activities	—	—	(2,808)	(635)	(3,443)
Cash flows from financing activities
Payment of contingent consideration	—	—	(4,300)	—	(4,300)
Payment of debt issue costs	—	(64)	—	—	(64)
Repayment of borrowings under First Lien Term Loan	—	(1,550)	—	—	(1,550)
Net cash used in financing activities	—	(1,614)	(4,300)	—	(5,914)
Net increase (decrease) in cash and cash equivalents	—	—	(10,258)	6,858	(3,400)
Cash and cash equivalents at beginning of period	—	—	25,444	12,070	37,514
Cash and cash equivalents at end of period	$—	$—	$15,186	$18,928	$34,114

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended April 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$1,550	$2,438	$(1,720)	$2,268
Cash flows from investing activities
Capital expenditures	—	—	(2,549)	(520)	(3,069)
Net cash used in investing activities	—	—	(2,549)	(520)	(3,069)
Cash flows from financing activities
Return of intercompany capital	—	8,800	—	(8,800)	—
Intercompany funding	—	(8,800)	—	8,800	—
Repayment of borrowings under First Lien Term Loan	—	(1,550)	—	—	(1,550)
Net cash used in financing activities	—	(1,550)	—	—	(1,550)
Net decrease in cash and cash equivalents	—	—	(111)	(2,240)	(2,351)
Cash and cash equivalents at beginning of period	—	—	42,290	8,327	50,617
Cash and cash equivalents at end of period	$—	$—	$42,179	$6,087	$48,266

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2016 and 2015 comprise 52-week periods ending September 30, 2016 and October 2, 2015, respectively. Each of the three months ended April 1, 2016 and April 3, 2015 included 13 weeks, and each of the six months ended April 1, 2016 and April 3, 2015 included 26 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

Our orders by market for the six months ended April 1, 2016 and April 3, 2015 are summarized as follows (dollars in millions):

	Six Months Ended
	April 1, 2016		April 3, 2015		Increase (Decrease)
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$75.9	30%	$92.0	40%	$(16.1)	(18)%
Medical	43.8	18	45.4	20	(1.6)	(4)
Communications	117.2	47	76.4	34	40.8	53
Industrial	8.9	4	11.3	5	(2.4)	(21)
Scientific	2.8	1	2.0	1	0.8	40
Total	$248.6	100%	$227.1	100%	$21.5	9%

Orders of $248.6 million for the six months ended April 1, 2016 were $21.5 million, or approximately 9%, higher than orders of $227.1 million for the six months ended April 3, 2015. Our ASC Signal operations, which resulted from our acquisition of ASC Signal in September 2015, contributed approximately $28 million in radar and communications orders to the six months ended April 1, 2016, of which the significant majority were in the communications market. Explanations for the order increase or decrease by market for the six months ended April 1, 2016 compared to the six months ended April 3, 2015 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are typically characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets decreased 18%, primarily due to the timing of orders for certain naval radar programs and an airborne radome program. This decrease was partially offset by an increase in orders to support an air traffic control radar system and an airborne electronic countermeasures system.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 4% decrease in medical orders was primarily due to a decrease in orders for x-ray imaging products for foreign customers, largely due to challenging global economic conditions, and a decrease in orders to support MRI applications. Partially offsetting these decreases, orders to support radiation therapy applications increased.

•
Communications: Orders for our communications products consist of orders for commercial and military communications applications. The 53% increase in communications orders was due to higher orders for both commercial and military communications applications. These increases resulted from the inclusion of orders from the ASC Signal operations and significant strength in satellite communications orders to support commercial fixed satellite services applications and a variety of long-term military communications programs. These increases were partially offset by a delay in orders of radomes for a shipboard military communications program.

•
Industrial: Orders for our industrial market consist of products to support a wide range of systems used for applications including material processing, instrumentation and testing. Orders in this market are cyclical and generally follow the state of the economy. The $2.4 million decrease in industrial orders was due to lower orders for electromagnetic vulnerability testing and cargo screening applications.

•
Scientific: Orders in the scientific market consist of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Orders in this market are historically one-time projects and can fluctuate significantly from period to period. The $0.8 million increase in scientific orders was primarily due to increased orders to support a foreign fusion program.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. As of April 1, 2016, we had an order backlog of $337.9 million, compared to an order backlog of $316.9 million as of April 3, 2015. Backlog also increased due to the inclusion of ASC Signal's orders and acquired backlog. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Results of Operations

We derive our revenue primarily from the sale of a wide range of power generation and conversion products, consisting of vacuum electron devices, solid-state devices, medical x-ray generators and various electronic power supply and control equipment, as well as satellite communications amplifiers, large-aperture antennas, advanced antenna technology and advanced composite radomes. We generally recognize revenue upon shipment of product, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred and collectability is reasonably assured. Revenue recognized under the percentage-of-completion method of accounting is determined on the basis of costs incurred and estimates of costs at completion, which require management estimates of future costs.

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

Three Months Ended April 1, 2016 Compared to Three Months Ended April 3, 2015
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				Increase (Decrease)
	April 1, 2016		April 3, 2015
	Amount	% of Sales	Amount	% of Sales
Sales	$120.3	100.0%	$108.0	100.0%	$12.3
Cost of sales	87.8	73.0	79.1	73.2	8.7
Gross profit	32.5	27.0	28.9	26.8	3.6
Research and development	4.3	3.6	4.0	3.7	0.3
Selling and marketing	6.5	5.4	5.8	5.4	0.7
General and administrative	7.4	6.2	7.5	6.9	(0.1)
Amortization of acquisition-related intangibles	3.6	3.0	2.5	2.3	1.1
Operating income	10.7	8.9	9.1	8.4	1.6
Interest expense, net	9.8	8.1	9.2	8.5	0.6
Income (loss) before income taxes	0.9	0.7	(0.1)	(0.1)	1.0
Income tax expense	0.4	0.3	0.8	0.7	(0.4)
Net income (loss)	$0.5	0.4%	$(0.9)	(0.8)%	$1.4
Other Data:
EBITDA (a)	$17.3	14.4%	$14.9	13.8%	$2.4

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

For a reconciliation of net income (loss) to EBITDA, see Note 12, Segments, Geographic and Customer Information, of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended April 1, 2016 and April 3, 2015 are summarized as follows (dollars in millions):

	Three Months Ended
	April 1, 2016		April 3, 2015		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$47.8	40%	$43.0	40%	$4.8	11%
Medical	13.7	11	17.4	16	(3.7)	(21)
Communications	48.6	40	38.4	36	10.2	27
Industrial	6.7	6	6.0	5	0.7	12
Scientific	3.5	3	3.2	3	0.3	9
Total	$120.3	100%	$108.0	100%	$12.3	11%

Sales of $120.3 million for the three months ended April 1, 2016 were $12.3 million, or 11%, higher than sales of $108.0 million for the three months ended April 3, 2015. Our ASC Signal operations contributed approximately $7 million in radar and communications sales to three months ended April 1, 2016, of which the significant majority were in the communications market. Explanations for the sales increase or decrease by market for the three months ended April 1, 2016 compared to the three months ended April 3, 2015 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for the radar and electronic warfare markets increased 11%, primarily due to higher sales for a variety of radar programs and the inclusion of sales from the ASC Signal operations in the three months ended April 1, 2016. These increases were partially offset by lower sales to support electronic warfare applications.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 21% decrease in sales in the medical market was due to lower sales of x-ray imaging products primarily for foreign customers, largely due to challenging global economic conditions. Sales to support radiation therapy and MRI applications increased slightly.

•
Communications: Sales of our communications products consist of sales for commercial and military communications applications. The 27% increase in sales in the communications market was primarily due to the inclusion of sales from the ASC Signal operations in the three months ended April 1, 2016 and increased sales of products, including satellite communications amplifiers and radomes, to support military communications applications. Partially offsetting these increases, sales of advanced tactical common data link (“TCDL”) antenna products for unmanned aerial vehicle (“UAV”) programs decreased.

•
Industrial: Sales for our industrial market consist of sales to support a wide range of systems used for applications including material processing, instrumentation and testing. Sales in this market are cyclical and generally follow the state of the economy. The $0.7 million increase in sales of industrial products was primarily the result of higher sales to support material analysis applications.

•
Scientific: Sales in the scientific market consist of sales of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Sales in this market are historically one-time projects and can fluctuate significantly from period to period. The $0.3 million increase in sales of scientific products was primarily the result of higher sales to support certain linear accelerator programs and was partially offset by lower sales for a foreign fusion program.

Gross Profit. Gross profit was $32.5 million, or 27.0% of sales, for the three months ended April 1, 2016 compared to $28.9 million, or 26.8% of sales, for the three months ended April 3, 2015. The $3.6 million increase in gross profit for the three months ended April 1, 2016 compared to the three months ended April 3, 2015 was primarily due to higher shipment volume and the favorable impact of Canadian costs due to the strength of the U.S. dollar, partially offset by a less favorable mix of product shipments.

Research and Development. Research and development expenses were $4.3 million, or 3.6% of sales, for the three months ended April 1, 2016 and $4.0 million, or 3.7% of sales, for the three months ended April 3, 2015. The increase in research and development expenses for the three months ended April 1, 2016 compared to the three months ended April 3, 2015 was primarily due to inclusion of ASC Signal Division expenses.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	April 1, 2016	April 3, 2015
Company sponsored	$4.3	$4.0
Customer sponsored	2.8	2.4
	$7.1	$6.4

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products.

Selling and Marketing. Selling and marketing expenses were $6.5 million, or 5.4% of sales, for the three months ended April 1, 2016, and $5.8 million, or 5.4% of sales, for the three months ended April 3, 2015. The $0.7 million increase in selling and marketing expenses for the three months ended April 1, 2016 compared to the three months ended April 3, 2015 was primarily due to the inclusion of ASC Signal Division expenses.
General and Administrative. General and administrative expenses were $7.4 million, or 6.2% of sales, for the three months ended April 1, 2016, and $7.5 million, or 6.9% of sales, for the three months ended April 3, 2015. The $0.1 million decrease in general and administrative expenses for the three months ended April 1, 2016 compared to the three months ended April 3, 2015 was primarily due to the $0.6 million contingent consideration expense related to our October 2013 acquisition of Radant Technologies, Inc. (“Radant”) for the three months ended April 3, 2015 and lower accruals for management incentives for the three months ended April 1, 2016, partially offset by the inclusion of ASC Signal Division expenses for the three months ended April 1, 2016.

Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $3.6 million for the three months ended April 1, 2016 and $2.5 million for the three months ended April 3, 2015. The $1.1 million increase in amortization of acquisition-related intangibles for the three months ended April 1, 2016 compared to the three months ended April 3, 2015 was primarily due to addition of intangibles assets from the ASC Signal acquisition.
Interest Expense, Net (“Interest Expense”). Interest expense was $9.8 million, or 8.1% of sales, for the three months ended April 1, 2016 and $9.2 million, or 8.5% of sales, for the three months ended April 3, 2015. The $0.6 million increase in interest expense, net for the three months ended April 1, 2016 compared to the three months ended April 3, 2015 was primarily due to debt financing of $28 million in September 2015 used to partially fund the ASC Signal acquisition.
Income Tax Expense. We recorded an income tax expense of $0.4 million for the three months ended April 1, 2016 and an income tax expense of $0.8 million for the three months ended April 3, 2015. The effective income tax rate for the three months ended April 1, 2016 was 47%, which was similar to our estimated normalized tax rate of approximately 49% for fiscal year 2016. The $0.8 million income tax expense for the three months ended April 3, 2015 included an income tax expense for an uncertain tax position as a result of an intercompany sale of assets and an increase in our estimated annual tax rate due to foreign tax credit limitations. The 49% estimated normalized tax rate for fiscal year 2016 is higher than the federal statutory tax rate of 35% primarily due to foreign tax credit limitations.
Net Income (Loss). Net income was $0.5 million, or 0.4% of sales, for the three months ended April 1, 2016 compared to net loss of $0.9 million, or 0.8% of sales, for the three months ended April 3, 2015. The $1.4 million increase in net income for the three months ended April 1, 2016 compared to the three months ended April 3, 2015 was primarily due to higher gross profit from an increase in shipment volume and the favorable impact of Canadian costs due to the strength of the U.S. dollar, partially offset by inclusion of ASC Signal Division operating expenses and a less favorable mix of product shipments.
EBITDA. EBITDA was $17.3 million, or 14.4% of sales, for the three months ended April 1, 2016 compared to $14.9 million, or 13.8% of sales, for the three months ended April 3, 2015. The $2.4 million increase in EBITDA for the three months ended April 1, 2016 compared to the three months ended April 3, 2015 was primarily due to higher gross profit from an increase in shipment volume and the favorable impact of Canadian costs due to the strength of the U.S. dollar, partially offset by inclusion of ASC Signal Division operating expenses and a less favorable mix of product shipments.

Six Months Ended April 1, 2016 Compared to Six Months Ended April 3, 2015
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Six Months Ended				Increase (Decrease)
	April 1, 2016		April 3, 2015
	Amount	% of Sales	Amount	% of Sales
Sales	$231.0	100.0%	$218.6	100.0%	$12.4
Cost of sales (a)	169.6	73.4	157.1	71.9	12.5
Gross profit	61.4	26.6	61.5	28.1	(0.1)
Research and development	8.2	3.5	7.6	3.5	0.6
Selling and marketing	13.1	5.7	11.5	5.3	1.6
General and administrative	15.5	6.7	15.7	7.2	(0.2)
Amortization of acquisition-related intangibles	7.1	3.1	5.1	2.3	2.0
Operating income	17.5	7.6	21.7	9.9	(4.2)
Interest expense, net	19.5	8.4	18.2	8.3	1.3
Income (loss) before income taxes	(2.0)	(0.9)	3.5	1.6	(5.5)
Income tax expense (benefit)	(1.3)	(0.6)	1.4	0.6	(2.7)
Net income (loss)	$(0.7)	(0.3)%	$2.1	1.0%	$(2.8)
Other Data:
EBITDA (b)	$30.9	13.4%	$33.4	15.3%	$(2.5)

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for the six months ended April 1, 2016 includes $0.9 million of utilization of the net increase in cost basis of inventory that resulted from purchase accounting in connection with an acquisition.

(b)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. For the reasons listed below, we believe that U.S. GAAP based financial information for leveraged businesses, such as ours, should be supplemented by EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

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

For a reconciliation of net income (loss) to EBITDA, see Note 12, Segments, Geographic and Customer Information, of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the six months ended April 1, 2016 and April 3, 2015 are summarized as follows (dollars in millions):

	Six Months Ended
	April 1, 2016		April 3, 2015		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$87.7	38%	$85.7	39%	$2.0	2%
Medical	29.9	13	36.3	17	(6.4)	(18)
Communications	94.3	41	78.9	36	15.4	20
Industrial	13.8	6	12.2	6	1.6	13
Scientific	5.3	2	5.5	2	(0.2)	(4)
Total	$231.0	100%	$218.6	100%	$12.4	6%

Sales of $231.0 million for the six months ended April 1, 2016 were $12.4 million, or approximately 6%, higher than sales of $218.6 million for the six months ended April 3, 2015. Our ASC Signal operations contributed approximately $18 million in radar and communications sales for the six months ended April 1, 2016, of which the significant majority were in the communications market. Explanations for the sales increase or decrease by market for the six months ended April 1, 2016 compared to the six months ended April 3, 2015 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for the radar and electronic warfare markets increased 2%, primarily due to the inclusion of sales from the ASC Signal operations in the six months ended April 1, 2016 and higher sales to support Aegis radar systems. These increases were partially offset by lower sales to support various radar and electronic countermeasures programs.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 18% decrease in sales in the medical market was due to lower sales of x-ray imaging products primarily for foreign customers, largely due to challenging global economic conditions. Sales to support radiation therapy and MRI applications increased.

•
Communications: Sales of our communications products consist of sales for commercial and military communications applications. The 20% increase in sales in the communications market was primarily due to the inclusion of sales from the ASC Signal operations in the six months ended April 1, 2016 and increased sales of products, including satellite communications amplifiers and radomes, for military communications applications. Partially offsetting these increases, sales of TCDL antenna products for UAV programs decreased.

•
Industrial: Sales for our industrial market consist of sales to support a wide range of systems used for applications including material processing, instrumentation and testing. Sales in this market are cyclical and generally follow the state of the economy. The $1.6 million increase in sales of industrial products was primarily the result of higher sales to support material analysis applications.

•
Scientific: Sales in the scientific market consist of sales of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Sales in this market are historically one-time projects and can fluctuate significantly from period to period. The $0.2 million decrease in sales of scientific products was primarily the result of lower sales to support a foreign fusion program and was partially offset by higher sales to support linear accelerator programs.

Gross Profit. Gross profit was $61.4 million, or 26.6% of sales, for the six months ended April 1, 2016 compared to $61.5 million, or 28.1% of sales, for the six months ended April 3, 2015. The $0.1 million decrease in gross profit for the six months ended April 1, 2016 compared to the six months ended April 3, 2015 was primarily due to a less favorable mix of product shipments, lower sales volume excluding sales from ASC Signal Division and a $0.9 million charge for utilization of the net increase in cost basis of inventory acquired from the ASC Signal Division, mostly offset by an increase in shipment volume, gross profit from ASC Signal Division and the favorable impact of Canadian costs due to the strength of the U.S. dollar.

Research and Development. Research and development expenses were $8.2 million, or 3.5% of sales, for the six months ended April 1, 2016 and $7.6 million, or 3.5% of sales, for the six months ended April 3, 2015. The increase in research and development expenses for the six months ended April 1, 2016 compared to the six months ended April 3, 2015 was primarily due to inclusion of ASC Signal Division expenses.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Six Months Ended
	April 1, 2016	April 3, 2015
Company sponsored	$8.2	$7.6
Customer sponsored	5.1	4.3
	$13.3	$11.9

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products.

Selling and Marketing. Selling and marketing expenses were $13.1 million, or 5.7% of sales, for the six months ended April 1, 2016, and $11.5 million, or 5.3% of sales, for the six months ended April 3, 2015. The $1.6 million increase in selling and marketing expenses for the six months ended April 1, 2016 compared to the six months ended April 3, 2015 was primarily due to the inclusion of ASC Signal Division expenses.
General and Administrative. General and administrative expenses were $15.5 million, or 6.7% of sales, for the six months ended April 1, 2016, and $15.7 million, or 7.2% of sales, for the six months ended April 3, 2015. The $0.2 million decrease in general and administrative expenses for the six months ended April 1, 2016 compared to the six months ended April 3, 2015 was primarily due to a reduction in acquisition closing, integration and evaluation expenses, the absence of Radant contingent consideration expense and lower accruals from management incentives, partially offset by the inclusion of ASC Signal Division expenses for the six months ended April 1, 2016.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $7.1 million for the six months ended April 1, 2016 and $5.1 million for the six months ended April 3, 2015. The $2.0 million increase in amortization of acquisition-related intangibles for the six months ended April 1, 2016 compared to the six months ended April 3, 2015 was primarily due to the addition of intangibles assets from the ASC Signal acquisition.
Interest Expense, Net (“Interest Expense”). Interest expense was $19.5 million, or 8.4% of sales, for the six months ended April 1, 2016 and $18.2 million, or 8.3% of sales, for the six months ended April 3, 2015. The $1.3 million increase in interest expense for the six months ended April 1, 2016 compared to the six months ended April 3, 2015 was primarily due to debt financing of $28 million in September 2015 used to partially fund the ASC Signal acquisition.

Income Tax Expense (Benefit). We recorded an income tax benefit of $1.3 million for the six months ended April 1, 2016 and an income tax expense of $1.4 million for the six months ended April 3, 2015. The effective income tax rate for the six months ended April 1, 2016 was 64% and the effective income tax rate for the six months ended April 3, 2015 was 39%. The 64% effective income tax rate for the six months ended April 1, 2016 was higher than the estimated normalized tax rate of approximately 49% for fiscal year 2016 primarily due to tax benefits from a change in uncertain tax positions upon completion of a Canada Revenue Agency tax audit and U.S. research and development tax credits from passage of the Protecting Americans from Tax Hike Act of 2015. The 39% effective income tax rate for the six months ended April 3, 2015 was lower than the estimated normalized tax rate of approximately 49% for fiscal year 2015 primarily due to tax benefits from a California income tax refund for prior year amended income tax returns and tax benefits for a tax provision to tax return true-up for U.S. and Canada tax returns, partially offset by tax expense for an uncertain tax position as a result of an intercompany sale of assets. The 49% estimated normalized tax rate for fiscal year 2016 is higher than the federal statutory tax rate of 35% primarily due to foreign tax credit limitations.
Net Income (Loss). Net loss was $0.7 million, or 0.3% of sales, for the six months ended April 1, 2016 compared to net income of $2.1 million, or 1.0% of sales, for the six months ended April 3, 2015. The $2.8 million reduction to net income for the six months ended April 1, 2016 compared to the six months ended April 1, 2016 was primarily due to a less favorable mix of product shipments, lower sales volume excluding sales from ASC Signal Division, utilization of the net increase in cost basis of acquired inventory, inclusion of ASC Signal Division operating expenses and higher interest expense due to debt financing for the acquisition of ASC Signal Division, partially offset by income tax benefits, gross profit from ASC Signal Division, the absence of Radant contingent consideration expense and lower acquisition closing, integration and evaluation expenses.
EBITDA. EBITDA was $30.9 million, or 13.4% of sales, for the six months ended April 1, 2016 compared to $33.4 million, or 15.3% of sales, for the six months ended April 3, 2015. The $2.5 million decrease in EBITDA was primarily due to a less favorable mix of product shipments, lower sales volume excluding sales from ASC Signal Division, utilization of the net increase in cost basis of acquired inventory and inclusion of ASC Signal Division operating expenses, partially offset by the absence of Radant contingent consideration expense, gross profit from ASC Signal Division and lower acquisition closing, integration and evaluation expenses.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	April 1, 2016	October 2, 2015
Cash and cash equivalents	$34.1	$37.5
Working capital	$123.3	$113.4

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.9 million as of April 1, 2016, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of April 1, 2016, excluding approximately $6.1 million of outstanding letters of credit, our total indebtedness was $546.8 million (before netting out the total unamortized debt discount of $3.5 million and debt issuance costs of $9.7 million). We also had an additional $23.9 million available for borrowing under our revolving credit facility as of April 1, 2016. Our liquidity requirements are significant, primarily due to debt service requirements. For the three and six months ended April 1, 2016, our interest expense exclusive of debt issue costs and discount amortization was $8.6 million and $17.2 million, respectively, and our cash interest paid was $13.3 million and $17.3 million, respectively. With the additional borrowings under a new second term loan facility we entered into on September 17, 2015 to partially fund the ASC Signal acquisition, our interest expense in the three and six months ended April 1, 2016 increased compared to the same periods in the prior year, and will continue to be higher at least over the next two years.

As of April 1, 2016, we were in compliance with the covenants under the agreements governing our existing senior credit facilities and the indentures governing the Senior Notes due 2018 (“Senior Notes”).

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Six Months Ended
	April 1, 2016	April 3, 2015
Net cash provided by operating activities	$5.9	$2.3
Net cash used in investing activities	(3.4)	(3.1)
Net cash used in financing activities	(5.9)	(1.6)
Net decrease in cash and cash equivalents	$(3.4)	$(2.4)

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $5.9 million in the six months ended April 1, 2016 was attributable to depreciation, amortization and other non-cash charges of $15.1 million, partially offset by a net loss of $0.7 million and net cash used in working capital of $8.5 million. The primary uses of cash for working capital during the six months ended April 1, 2016 were a decrease in accrued expenses and an increase in inventories. The decrease in accrued expenses reflects the operating portion of the settlement of a contingent consideration earnout arrangement associated with the Radant acquisition and payments made for accrued acquisition expenses related to ASC Signal, employee incentives and advisory fees. Inventories increased in anticipation of fulfilling certain customer orders. The aforementioned uses of cash were partially offset by a decrease in accounts receivable due to the timing of sales and cash collections and an increase in advance payments from customers due to timing of billing and receipt of contract advances.

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

Investing Activities

Investing activities for the six months ended April 1, 2016 comprised capital expenditures of $3.1 million and an additional payment of $0.4 million made for the purchase of the outstanding stock of ASC Signal. The additional consideration resulted from post-closing adjustment related to ASC Signal’s working capital. Investing activities for the six months ended April 3, 2015 comprised capital expenditures of $3.1 million.

Financing Activities

Financing activities for the six months ended April 1, 2016 comprised the financing portion of the settlement of the contingent consideration associated with the Radant acquisition for $4.3 million and repayment of borrowings under CPII’s first lien term loan facility of $1.6 million. Financing activities for the six months ended April 3, 2015 comprised repayment of $1.6 million of borrowings under CPII’s first lien term loan facility.

Contractual Obligations

The following table summarizes our significant contractual obligations as of April 1, 2016 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2016 (remaining six months)	2017	2018	2019	2020	Thereafter
Operating leases	$10,269	$1,527	$2,646	$2,007	$1,231	$546	$2,312
Purchase commitments	48,675	37,738	10,850	87	—	—	—
Debt obligations	546,800	1,550	3,100	542,150	—	—	—
Interest on debt obligations	62,897	17,370	34,304	11,223	—	—	—
Total cash obligations	$668,641	$58,185	$50,900	$555,467	$1,231	$546	$2,312
Standby letters of credit	$6,056	$6,056

The above table assumes (i) that the respective debt instruments will be outstanding until their scheduled maturity dates, (ii) a debt level based on mandatory repayments according to the contractual amortization schedule of our senior credit facilities, and (iii) that interest rates in effect on April 1, 2016 remain constant for future periods. The above table excludes (i) any optional and excess cash flow prepayments on our term loan facilities, and (ii) the effect of our contractual right to repay or refinance the Senior Notes by November 17, 2017, which would extend the maturity date for the term loan facilities from November 2017 to April 2021. Also excluded from the table above are future cash flows associated with our uncertain tax positions and our ASC Signal Division’s environmental loss contingency, amounts of which as of April 1, 2016 were not materially different from those as of October 2, 2015.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the actual timing and amount of payments may be different.

As of April 1, 2016, other than the settlement in December 2015 of the contingent consideration liability related to Radant acquisition, there were no material changes to the contractual obligations not mentioned in the above table from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2015 filed with Securities and Exchange Commission.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for the three and six months ended April 1, 2016 were $1.2 million and $3.1 million, respectively. For fiscal year 2016, ongoing capital expenditures are expected to range between $8.0 million to $9.0 million and to be funded by cash flows from operating activities.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of April 1, 2016, we had (i) fixed-rate senior notes of $210.3 million (net of $2.4 million unamortized original issue discount and $2.3 million debt issuance costs) due in 2018, bearing interest at 8.75% per year, (ii) a variable–rate first lien term loan of $297.5 million (net of $0.6 million unamortized original issue discount and $5.8 million debt issuance costs), and (iii) a variable-rate second lien term loan of $26.4 million (net of $0.5 million unamortized original issue discount and $1.1 million debt issuance costs).

Both the variable-rate first lien term loan and the variable-rate second lien term loan are subject to changes in the LIBOR rate. As of April 1, 2016, the variable interest rates on the first lien term loan and the second lien term loan were 4.25% and 8.00%, respectively.

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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operations in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At April 1, 2016, the fair value of foreign currency forward contracts comprised a short-term asset of $0.7 million (prepaid and other current assets), a long-term asset of $0.7 million (other long-term assets) and a short-term liability of $0.6 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. At April 1, 2016, the unrealized gain, net of tax of $0.1 million, was $0.2 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next seven fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). No ineffective amounts were recognized due to anticipated transactions failing to occur for the three and six months ended April 1, 2016.

As of April 1, 2016, we had entered into Canadian dollar forward contracts for approximately $60.0 million (Canadian dollars), or approximately 51% of estimated Canadian dollar denominated expenses for April 2016 through September 2017, at an average rate of approximately 0.76 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.5 million annually to our net income.

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

In making the assessment of disclosure controls and procedures and of changes in our internal control over financial reporting as of the date of the evaluation, our management has excluded the operations of ASC Signal Holdings Corporation (“ASC Signal”). This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation in the year of the acquisition. We are currently assessing the control environment of this acquired business. ASC Signal’s sales constitute approximately 6% and 8% of our sales for the three and six months ended April 1, 2016, respectively, and ASC Signal’s assets constitute approximately 9% of our total assets as of April 1, 2016.

Effective February 2016, our Radant Division implemented a new enterprise resource planning (“ERP”) system, which resulted in material changes to the nature and type of Radant Division’s internal controls over financial reporting during the most recent fiscal quarter. We reviewed the implementation effort as well as its impact on our internal controls over financial reporting and, where appropriate, are making changes to these controls to address the system changes. We expect the transition period to be completed by the end of fiscal year 2016 as controls evolve under the new system. We believe that the internal control changes resulting from Radant Division’s new ERP implementation will improve our overall control environment.

There have been no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above with respect to our new operations resulting from the acquisition of ASC Signal and the changes with respect to Radant Division’s ERP system.

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

CPI INTERNATIONAL HOLDING CORP.

Dated:	May 10, 2016	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)