Form 10-Q
period 2016-07-01
CPI International Holding Corp.
filed 2016-08-09
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
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
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of August 9, 2016, 1,110 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, are outstanding and are not publicly traded.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	July 1, 2016	October 2, 2015
Assets
Current assets:
Cash and cash equivalents	$39,168	$37,514
Restricted cash	1,811	1,681
Accounts receivable, net	58,830	61,750
Inventories	115,926	103,276
Prepaid and other current assets	6,677	6,200
Total current assets	222,412	210,421
Property, plant, and equipment, net	74,439	78,592
Intangible assets, net	250,891	263,273
Goodwill	216,505	215,434
Other long-term assets	3,906	3,424
Total assets	$768,153	$771,144

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,100	$3,100
Accounts payable	30,971	30,349
Accrued expenses	29,973	44,106
Product warranty	6,082	5,304
Income taxes payable	2,563	1,154
Advance payments from customers	15,390	13,037
Total current liabilities	88,079	97,050
Deferred tax liabilities	88,863	91,227
Long-term debt:
Principal, less current portion	542,925	545,250
Less unamortized original issue discount	(3,056)	(4,400)
Less unamortized debt issuance costs	(8,969)	(11,084)
Long term debt, net of discount and debt issuance costs	530,900	529,766
Other long-term liabilities	6,168	6,384
Total liabilities	714,010	724,427
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	27,137	26,565
Accumulated other comprehensive income (loss)	1,082	(1,995)
Retained earnings	25,924	22,147
Total stockholders’ equity	54,143	46,717
Total liabilities and stockholders’ equity	$768,153	$771,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands – unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$129,612	$109,645	$360,579	$328,283
Cost of sales, including $0, $0, $906 and $0 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	89,820	79,831	259,411	236,978
Gross profit	39,792	29,814	101,168	91,305
Operating costs and expenses:
Research and development	4,001	3,813	12,236	11,370
Selling and marketing	6,368	5,518	19,426	17,018
General and administrative	7,650	7,572	23,132	23,234
Amortization of acquisition-related intangible assets	3,299	2,546	10,414	7,637
Total operating costs and expenses	21,318	19,449	65,208	59,259
Operating income	18,474	10,365	35,960	32,046
Interest expense, net	9,800	9,119	29,308	27,312
Income before income taxes	8,674	1,246	6,652	4,734
Income tax expense	4,161	27	2,875	1,402
Net income	4,513	1,219	3,777	3,332

Other comprehensive income (loss), net of tax
Unrealized income (loss) on cash flow hedges, net of tax	818	876	3,077	(688)
Total other comprehensive income (loss), net of tax	818	876	3,077	(688)
Comprehensive income	$5,331	$2,095	$6,854	$2,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Nine Months Ended
	July 1, 2016	July 3, 2015
Cash flows from operating activities
Net cash provided by operating activities	$13,579	$17,687

Cash flows from investing activities
Capital expenditures	(4,873)	(4,695)
Acquisition, net of cash acquired	(363)	—
Net cash used in investing activities	(5,236)	(4,695)

Cash flows from financing activities
Payment of contingent consideration	(4,300)	—
Payment of debt issue costs	(64)	—
Repayment of borrowings under First Lien Term Loan	(2,325)	(2,325)
Net cash used in financing activities	(6,689)	(2,325)

Net increase in cash and cash equivalents	1,654	10,667
Cash and cash equivalents at beginning of period	37,514	50,617
Cash and cash equivalents at end of period	$39,168	$61,284

Supplemental cash flow disclosures
Cash paid for interest	$21,249	$19,531
Cash paid for income taxes, net of refunds	$3,071	$4,311
Decrease in accrued capital expenditures	$464	$9

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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2016 and 2015 comprise the 52-week periods ending September 30, 2016 and October 2, 2015, respectively. Each of the three months ended July 1, 2016 and July 3, 2015 included 13 weeks, and each of the nine months ended July 1, 2016 and July 3, 2015 included 39 weeks. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying condensed consolidated financial statements of the Company as of July 1, 2016 and for the three and nine months ended July 1, 2016 and July 3, 2015 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015 filed with the Securities and Exchange Commission on December 10, 2015. The condensed consolidated balance sheet as of October 2, 2015 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended July 1, 2016 are not necessarily indicative of results to be expected for the full year.

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

2.Recently Issued Accounting Standards

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

In September 2015, the FASB issued an accounting standard update that replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize such adjustments in the reporting period in which the adjustment amounts are determined. This accounting standard update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, this accounting standard update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company early adopted this accounting standard update in the first quarter of fiscal year 2016. See Note 3, Business Combination, for details on the measurement period adjustments made during the nine months ended July 1, 2016 related to the Company's acquisition of ASC Signal Holdings Corporation and their corresponding impact on the Company’s financial statements.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table sets forth a preliminary allocation of the total purchase price, including the measurement period adjustments, as of July 1, 2016 to the assets acquired and the liabilities assumed and the resulting goodwill based on the preliminary estimates of fair value.

	Preliminary	Measurement Period Adjustments	As Adjusted
Purchase price	$52,918	$—	$52,918
Less: Fair value of assets acquired:
Net current assets	(12,558)	1,816	(10,742)
Property, plant and equipment	(7,465)	(347)	(7,812)
Identifiable intangible assets	(25,750)	1,300	(24,450)
Other long-term asset	(2,817)	—	(2,817)
	(48,590)	2,769	(45,821)
Add: Fair value of liabilities assumed:
Long-term deferred tax liabilities	9,408	(1,698)	7,710
Other long-term liabilities	2,817	—	2,817
	12,225	(1,698)	10,527

Goodwill	$16,553	$1,071	$17,624

The other long-term asset and other long-term liability represent an environmental indemnification receivable and an environmental loss reserve, respectively, for environmental remediation efforts at ASC Signal’s Whitby, Ontario, Canada manufacturing facility. See Note 8, Contingencies, for more information.

The measurement period adjustments shown in the table above reflect (i) an increase of $0.5 million to the fair value of assumed product warranty, (ii) a reduction of $0.1 million in sales tax benefit, (iii) an increase of $0.3 million to the fair value of property, plant and equipment, (iv) a decrease of $1.1 million to the fair value of customer relationship, (v) a decrease of $0.2 million to the fair value of backlog, and (vi) a decrease of $0.5 million to long-term deferred tax liabilities, along with their effect on goodwill. In addition, deferred tax assets of $1.2 million were netted against deferred tax liabilities. These measurement period adjustments were among those expected to be made to the preliminary purchase price allocation based on awaited information obtained in the measurement period and are properly reflected in the Company’s condensed consolidated balance sheet as of July 1, 2016.

As mentioned in Note 2, Recently Issued Accounting Standards, the Company has recently adopted an accounting standard update that requires the acquirer in a business combination to record the effect on earnings of measurement period adjustments in the same period the adjustments are identified. As a result, the Company recorded cumulative catch-up pre-tax adjustments of an additional $0.1 million to the depreciation of property, plant and equipment and a reduction of $0.2 million in the amortization of acquisition-related intangible assets in the Company’s condensed consolidated statements of comprehensive income for the three months ended July 1, 2016.

The Company is in the process of finalizing the purchase price allocation and may make additional adjustments to the allocation during the remaining measurement period. The areas of the purchase price allocation that are not yet finalized and are subject to change relate to the contingent environmental indemnification receivable and loss reserve, certain accrued liabilities, income and non-income tax-related items and the resulting goodwill adjustment. The Company expects to continue to obtain information to finalize these preliminary valuations during the measurement period, which ends during the Company’s fiscal quarter ending September 30, 2016.

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

	Estimated Fair Value	Estimated Useful Life (years)
Tradenames	$3,050	15
Completed technology	11,150	15
Backlog	2,200	1
Customer relationship	8,050	14
Total identifiable intangible assets	$24,450

All of the above identifiable intangible assets are definite-lived and are amortized over their estimated useful lives.

Goodwill resulting from the ASC Signal acquisition is largely attributable to future growth opportunities within the Company’s communications and radar markets and is not deductible for income tax purposes.

In connection with the ASC Signal acquisition, the Company incurred various direct costs totaling $0.2 million and $1.0 million for the three and nine months ended July 1, 2016, respectively, and $0.3 million for each of the three and nine months ended July 3, 2015 included in general and administrative in the condensed consolidated statements of comprehensive income. These costs, which the Company expensed as incurred, consist primarily of professional fees payable to financial and legal advisors and an accrual for retention bonuses for ASC Signal's senior management.

The following unaudited pro forma results of operations are presented as though the ASC Signal acquisition had occurred as of the beginning of the fiscal year 2014 or September 28, 2013, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets and debt incurred by the Company to partially fund the acquisition. The pro forma results of operations exclude the impact of certain charges that have resulted from or were in connection with the acquisition, including (i) the utilization of the net increase in the cost basis of inventory of $0.9 million for the nine months ended July 1, 2016, and (ii) amortization of backlog of $0.4 million and $1.6 million for the three and nine months ended July 1, 2016, respectively. All other pro forma adjustments reflected in the supplemental pro forma results of operations are individually immaterial to each period presented. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the earliest period presented, nor are they necessarily indicative of future operating results.

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$129,711	$123,662	$360,876	$360,535
Net income	$5,049	$2,158	$6,179	$3,819

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

4.	Supplemental Financial Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts as follows:

	July 1, 2016	October 2, 2015
Accounts receivable	$59,480	$62,379
Less: Allowance for doubtful accounts	(650)	(629)
Accounts receivable, net	$58,830	$61,750

Inventories: The following table provides details of inventories:

	July 1, 2016	October 2, 2015
Raw materials and parts	$59,765	$54,499
Work in process	35,880	33,991
Finished goods	20,281	14,786
Total inventories	$115,926	$103,276

Reserve for loss contracts: The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Balance at beginning of period	$2,095	$5,347	$1,638	$5,008
Provision for loss contracts, charged to cost of sales	216	336	1,251	908
Credit to cost of sales upon revenue recognition	(1,297)	(4,400)	(1,875)	(4,633)
Balance at end of period	$1,014	$1,283	$1,014	$1,283

The reduction in reserve for loss contracts was primarily due to completion of certain contractual obligations.

At the end of each period presented above, reserve for loss contracts was reported in the condensed consolidated balance sheet in the following accounts:

	July 1, 2016	July 3, 2015
Inventories	$941	$1,283
Accrued expenses	73	—
Total reserves for loss contracts	$1,014	$1,283

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Accrued Expenses:    The following table provides details of accrued expenses:

	July 1, 2016	October 2, 2015
Payroll and employee benefits	$14,621	$14,980
Accrued interest	7,288	2,721
Foreign exchange forward derivatives	308	1,821
Deferred income	948	3,329
Contingent consideration liability	—	9,700
Other accruals	6,808	11,555
Total accrued expenses	$29,973	$44,106

Product Warranty: The following table summarizes the activity related to product warranty:

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Beginning accrued warranty	$6,232	$4,553	$5,304	$4,863
Actual costs of warranty claims	(1,129)	(1,342)	(3,965)	(3,751)
Assumed from acquisition	—	—	555	—
Estimates for product warranty, charged to cost of sales	979	1,658	4,188	3,757
Ending accrued warranty	$6,082	$4,869	$6,082	$4,869

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, derivative instruments and contingent consideration. The following tables set forth financial instruments carried at fair value by level of fair value hierarchy:

		Fair Value Measurements at July 1, 2016 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$19,692	$19,692	$—	$—
Mutual funds[2]	298	298	—	—
Foreign exchange forward derivatives[3]	1,670	—	1,670	—
Total assets at fair value	$21,660	$19,990	$1,670	$—

Liabilities:
Foreign exchange forward derivatives[4]	$322	$—	$322	$—
Total liabilities at fair value	$322	$—	$322	$—

[1]	The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
[2]	The mutual funds are classified as part of other long-term assets in the condensed consolidated balance sheet.
[3]	The asset position of foreign currency derivatives is classified as part of prepaid and other current assets and other long-term assets in the condensed consolidated balance sheet.
[4]	The liability position of foreign currency derivatives is classified as part of accrued expenses and other long-term liabilities in the condensed consolidated balance sheet.

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

The following table summarizes the activity related to contingent consideration during the periods presented:

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Balance at beginning of period	$—	$8,700	$9,700	$7,600
Change in fair value included in earnings	—	700	300	1,800
Payment of contingent consideration	—	—	(10,000)	—
Balance at end of period	$—	$9,400	$—	$9,400

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

The estimated carrying and fair values of the Company’s long-term debt are as follows:

		July 1, 2016		October 2, 2015
	Fair Value Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan	Level 2	$296,970	$289,394	$298,432	$293,088
Second Lien Term Loan	Level 3	26,449	26,449	26,333	26,333
8.75% Senior Notes due 2018	Level 2	211,105	211,105	208,768	209,843
		$534,524	$526,948	$533,533	$529,264

Note: Amounts are net of associated issue discounts and debt issuance costs. Not reflected in the above table are debt issuance costs related to the Company's revolving credit facility of $524 and $667 as of July 1, 2016 and October 2, 2015, respectively. Prior year amounts have been adjusted to conform to the current year presentation.

The fair value of the Second Lien Term Loan, into which the Company entered in September 2015, was estimated using inputs that are not observable (Level 3) as there are no quoted prices in active markets for this term loan. The fair value of the Second Lien Term Loan approximates its carrying value at July 1, 2016 as interest payments on this term loan are based on LIBOR rates that are reset monthly, and the Company believes that its credit risk has not changed materially since the date the term loan was executed.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

6.	Long-term Debt

The Company’s long-term debt comprises the following as of the dates presented:

	July 1, 2016	October 2, 2015
Senior Secured Credit Facilities:
First Lien Credit Agreement:
Revolver	$—	$—
First Lien Term Loan	303,025	305,350
Less unamortized original issue discount	(547)	(625)
Less unamortized debt issuance costs[a]	(6,032)	(6,960)
	296,446	297,765
Second Lien Credit Agreement:
Second Lien Term Loan	28,000	28,000
Less unamortized original issue discount	(498)	(557)
Less unamortized debt issuance costs	(1,053)	(1,110)
	26,449	26,333

Senior Notes	215,000	215,000
Less unamortized original issue discount	(2,011)	(3,218)
Less unamortized debt issuance costs	(1,884)	(3,014)
	211,105	208,768

Long term debt, net of discount and debt issuance costs	534,000	532,866
Less current portion	(3,100)	(3,100)
Long-term portion	$530,900	$529,766

Standby letters of credit secured by Revolver	$5,267	$5,998

[a]	Amounts comprised debt issuance costs associated with both Revolver and First Lien Term Loan.

Senior Secured Credit Facilities

On April 7, 2014, CPII entered into a First Lien Credit Agreement, which provides for (a) a term loan in an aggregate principal amount of $310.0 million (“First Lien Term Loan”) and (b) a $30.0 million revolving credit facility (“Revolver”), with sub-limits for letters of credit and swingline loans. On the closing date of the First Lien Credit Agreement, CPII borrowed the entire $310.0 million available under the First Lien Term Loan. No borrowings have been made to date under the Revolver (other than for approximately $5.3 million of outstanding letters of credit as of July 1, 2016).

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

Debt Maturities:    As of July 1, 2016, maturities on long-term debt were as follows:

Fiscal Year	First Lien Term Loan	Second Lien Term Loan	8.75% Senior Notes	Total
2016 (remaining three months)	$775	$—	$—	$775
2017	3,100	—	—	3,100
2018	299,150	28,000	215,000	542,150
2019	—	—	—	—
2020	—	—	—	—
Thereafter	—	—	—	—
	$303,025	$28,000	$215,000	$546,025

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
Covenants

As of July 1, 2016, the Company was in compliance with the covenants under the agreements governing CPII’s First Lien Credit Agreement, Second Lien Credit Agreement and the indentures governing the Senior Notes.

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

The Company’s Canadian dollar forward contracts in effect as of July 1, 2016 have durations of five to 20 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. At July 1, 2016, the unrealized gain, net of tax of $0.4 million, was $1.1 million. At October 2, 2015, the unrealized loss, net of tax of $0.7 million, was $2.0 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next six fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to hedge ineffectiveness in each of the three and nine months ended July 1, 2016 and July 3, 2015.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

As of July 1, 2016, the Company had entered into Canadian dollar forward contracts for nominal values of approximately $75.0 million (Canadian dollars), or approximately 76% of estimated Canadian dollar denominated expenses for July 2016 through September 2017, at an average rate of approximately 0.75 U.S. dollars to one Canadian dollar.

The following table summarizes the aggregate fair value of all derivative instruments designated as cash flow hedges at July 1, 2016 and October 2, 2015:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	July 1, 2016	October 2, 2015	Balance Sheet Location	July 1, 2016	October 2, 2015
Derivative designated as hedging instruments:
Forward contracts	Prepaid and other current assets	$1,266	$—	Accrued expenses	$308	$1,821
Forward contracts	Other long-term assets	404	—	Other long-term liabilities	14	—
		$1,670	$—		$322	$1,821

As of July 1, 2016 and October 2, 2015, the Company had no derivative instruments that were classified as non-hedging instruments. The Company’s derivatives are reported on a gross basis. The Company has no master netting arrangements with its derivative counterparties that would allow for net settlement.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of comprehensive income for the periods of fiscal years 2016 and 2015 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Loss Recognized in Income on Derivative (Ineffective and Excluded Portion)
			Location	Amount		Location	Amount
	Three Months Ended			Three Months Ended			Three Months Ended
	July 1, 2016	July 3, 2015		July 1, 2016	July 3, 2015		July 1, 2016	July 3, 2015
Forward contracts	$483	$71	Cost of sales	$(569)	$(928)	General and administrative(a)	$(45)	$(4)
			Research and development	(33)	(86)
			Selling and marketing	(20)	(37)
			General and administrative	13	(44)
Total	$483	$71		$(609)	$(1,095)		$(45)	$(4)

(a)The amount recognized in income for each period presented represents a loss related to the amount excluded from the assessment of hedge effectiveness.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Loss Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)
			Location	Amount		Location	Amount
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	July 1, 2016	July 3, 2015		July 1, 2016	July 3, 2015		July 1, 2016	July 3, 2015
Forward contracts	$1,643	$(2,752)	Cost of sales	$(2,099)	$(1,455)	General and administrative(b)	$(72)	$83
			Research and development	(177)	(194)
			Selling and marketing	(83)	(85)
			General and administrative	(101)	(100)
Total	$1,643	$(2,752)		$(2,460)	$(1,834)		$(72)	$83

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company believes that the cost of remediating the contamination at the Whitby site will be approximately Canadian $3.7 million (or U.S. $2.9 million based on an exchange rate of 0.77 U.S. dollars to one Canadian dollar as of July 1, 2016), the amount of environmental loss reserve acquired by the Company through the ASC Signal acquisition. The reserve was provided for environmental liabilities that are considered probable and for which a reasonable estimate of the obligation can be made. As mentioned above, ASC Signal has environmental liability insurance policies that are expected to provide complete indemnification from any costs incurred for the remediation efforts. The expected indemnification gave effect to an environmental indemnification asset also acquired by the Company with the ASC Signal acquisition for the same amount as the estimated cost of remediation. The accompanying condensed consolidated balance sheet as of July 1, 2016 reflect the environmental loss reserve of $2.9 million and the environmental indemnification asset of $2.9 million in other long-term liabilities and other long-term assets, respectively. The calculation of environmental loss reserves is based on the evaluation of currently available information. Actual costs to be incurred in future periods may vary from the amount of reserve given the uncertainties regarding the status of laws, regulations, enforcement policies, and the impact of potentially responsible parties, technology and information related to the affected site.

9.	Related-party Transactions

A former major stockholder of the predecessor of the Radant Division now serves as the Director of Business Development of that division (the “Radant Director of Business Development”). In connection with, and as part of the consideration for, the Radant acquisition, the Company was obligated to make $10.0 million in additional payments to the former stockholders of Radant including the Radant Director of Business Development and certain of his relatives for Radant’s having achieved certain agreed-upon financial targets over the two years following the acquisition. The Company, as a result, made the earn-out payment in full in December 2015. Also in connection with the acquisition, the Company entered into a lease agreement for a property in Stow, Massachusetts, that contains a manufacturing plant and office facilities owned by a company controlled by the Radant Director of Business Development. The Company records rent expense for the Stow lease on an arm’s length basis. The Company paid and recorded a rent expense for such lease of $0.1 million for each of the three months ended July 1, 2016 and July 3, 2015 and $0.3 million for each of the nine months ended July 1, 2016 and July 3, 2015.

One of the vendors of the of the Company's ASC Signal Division is owned by the father of ASC Signal's Vice President of Products. The vendor is also a customer of ASC Signal. Purchases from this vendor were $0.6 million and $1.7 million for the three and nine months ended July 1, 2016, respectively. Sales to this vendor were not material for the same periods. The Company had $0.1 million and $0.2 million outstanding payables to this vendor as of July 1, 2016 and October 2, 2015, respectively.

10.	Income Taxes

The condensed consolidated statements of comprehensive income reflect the following income tax expense:

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Income before income taxes	$8,674	$1,246	$6,652	$4,734
Income tax expense	$4,161	$27	$2,875	$1,402
Effective income tax rate	48.0%	2.2%	43.2%	29.6%

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company’s 48.0% effective income tax rate for the three months ended July 1, 2016 differs from the federal statutory rate of 35.0% primarily due to foreign tax credit limitations, partially offset by the domestic manufacturing deduction, tax benefits from a change in state income apportionment and expiration of the statute of limitations for uncertain tax positions. The Company’s 2.2% effective tax rate for the three months ended July 3, 2015 differs from the federal statutory rate of 35.0% primarily due to tax benefits from a change in state income apportionment, the expiration of the statute of limitations for uncertain tax positions and the domestic manufacturing deduction, partially offset by foreign tax credit limitations.

The Company’s 43.2% effective income tax rate for the nine months ended July 1, 2016 differs from the federal statutory rate of 35.0% primarily due to foreign tax credit limitations, partially offset by the domestic manufacturing deduction, tax benefits from a change in state income apportionment and favorable resolution of and the expiration of the statute of limitations for uncertain tax positions. The Company’s 29.6% effective income tax rate for the nine months ended July 3, 2015 differs from the federal statutory rate of 35.0% primarily due to tax benefits from a change in state income apportionment and a California income tax refund for prior year amended tax returns, partially offset by foreign tax credit limitations and income tax expense for an uncertain tax position as a result of an intercompany sale of assets.

The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada and California, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2011. The Company is no longer subject to examination by taxing authorities in Canada and California for fiscal years prior to 2008. The Company has income tax audits in progress in several jurisdictions in which it operates, including an audit by the Canada Revenue Agency (“CRA”) for fiscal year 2010 and for the periods from October 2, 2010 to February 10, 2011 and February 11, 2011 to September 30, 2011. The Company’s policy is to classify interest, foreign exchange rate changes and penalties, if any, on unrecognized tax benefits as components of income tax expense.

The total liability for gross unrecognized tax benefits was $3.6 million and $3.0 million at July 1, 2016 and July 3, 2015, respectively. For the three and nine months ended July 1, 2016, there was no significant change in the total liability for gross unrecognized tax benefits. All of the unrecognized tax benefit balances, if recognized, would reduce the effective tax rate on income from continuing operations. The Company believes that the amount of unrecognized tax benefits that is reasonably possible of changing in the next 12 months is approximately $0.1 million.

11.	Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets:

	July 1, 2016	October 2, 2015
Unrealized income (loss) on cash flow hedges, net of tax of $353 and $(673), respectively	$1,056	$(2,021)
Unrealized actuarial gain and prior service credit for pension liability, net of tax of $8 and $8, respectively	26	26
Accumulated other comprehensive income (loss)	$1,082	$(1,995)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following tables provide changes in accumulated other comprehensive income (loss), net of tax, reported in the Company’s condensed consolidated balance sheets for the three and nine months ended July 1, 2016 and July 3, 2015 (amounts in parentheses indicate debits):

	Three Months Ended
	July 1, 2016			July 3, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$238	$26	$264	$(2,317)	$100	$(2,217)
Other comprehensive income before reclassifications	361	—	361	54	—	54
Amounts reclassified from accumulated other comprehensive loss	457	—	457	822	—	822
Net current-period other comprehensive income	818	—	818	876	—	876
Balance at end of period	$1,056	$26	$1,082	$(1,441)	$100	$(1,341)

	Nine Months Ended
	July 1, 2016			July 3, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(2,021)	$26	$(1,995)	$(753)	$100	$(653)
Other comprehensive income (loss) before reclassifications	1,232	—	1,232	(2,064)	—	(2,064)
Amounts reclassified from accumulated other comprehensive loss	1,845	—	1,845	1,376	—	1,376
Net current-period other comprehensive income (loss)	3,077	—	3,077	(688)	—	(688)
Balance at end of period	$1,056	$26	$1,082	$(1,441)	$100	$(1,341)

The following table provides the gross amount reclassified from accumulated other comprehensive income (loss) and the corresponding amount of tax relating to losses on cash flow hedges for the three and nine months ended July 1, 2016 and July 3, 2015 (amounts in parentheses indicate debits):

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Amounts reclassified from accumulated other comprehensive loss	$609	$1,095	$2,460	$1,834
Less: tax	(152)	(273)	(615)	(458)
Amounts reclassified from accumulated other comprehensive loss, net of tax	$457	$822	$1,845	$1,376

See Note 7, Derivatives Instruments and Hedging Activities, for additional disclosures about reclassifications out of accumulated other comprehensive income (loss) and their corresponding effects on the respective line items in the condensed consolidated statements of comprehensive income.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales from external customers
RF products	$86,677	$82,867	$247,163	$251,101
Satcom equipment	36,307	20,475	101,087	59,762
Other	6,628	6,303	12,329	17,420
	$129,612	$109,645	$360,579	$328,283
Intersegment product transfers
RF products	$5,038	$3,652	$14,464	$14,958
Satcom equipment	1	6	57	24
	$5,039	$3,658	$14,521	$14,982
Capital expenditures[a]
RF products	$553	$974	$2,728	$3,703
Satcom equipment	127	57	673	188
Other	480	537	1,008	795
	$1,160	$1,568	$4,409	$4,686
EBITDA
RF products	$20,300	$17,351	$49,938	$53,376
Satcom equipment	6,069	2,211	15,273	6,293
Other	(1,334)	(3,385)	(9,321)	(10,083)
	$25,035	$16,177	$55,890	$49,586

[a] Capital expenditures incurred on an accrual basis.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

	July 1, 2016	October 2, 2015
Total assets
RF products	$517,025	$515,966
Satcom equipment	183,784	183,711
Other	67,344	71,467
	$768,153	$771,144

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

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Operating income
RF products	$18,369	$15,064	$44,009	$46,425
Satcom equipment	5,444	1,951	13,790	5,504
Other	(5,339)	(6,650)	(21,839)	(19,883)
	$18,474	$10,365	$35,960	$32,046

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table reconciles net income to EBITDA:

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net income	$4,513	$1,219	$3,777	$3,332
Depreciation and amortization	6,561	5,812	19,930	17,540
Interest expense, net	9,800	9,119	29,308	27,312
Income tax expense	4,161	27	2,875	1,402
EBITDA	$25,035	$16,177	$55,890	$49,586

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of July 1, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$17,724	$21,444	$—	$39,168
Restricted cash	—	—	1,744	67	—	1,811
Accounts receivable, net	—	—	40,238	18,592	—	58,830
Inventories	—	—	74,420	42,078	(572)	115,926
Intercompany receivable	—	—	120,030	4,100	(124,130)	—
Prepaid and other current assets	1	82	3,280	3,097	217	6,677
Total current assets	1	82	257,436	89,378	(124,485)	222,412
Property, plant and equipment, net	—	—	54,410	20,029	—	74,439
Intangible assets, net	—	—	178,353	72,538	—	250,891
Goodwill	—	—	128,352	88,153	—	216,505
Other long-term assets	—	—	485	3,421	—	3,906
Investment in subsidiaries	54,974	798,291	38,069	—	(891,334)	—
Total assets	$54,975	$798,373	$657,105	$273,519	$(1,015,819)	$768,153
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$3,100	$—	$—	$—	$3,100
Accounts payable	—	—	18,451	12,520	—	30,971
Accrued expenses	832	7,288	16,057	5,804	(8)	29,973
Product warranty	—	—	3,762	2,320	—	6,082
Income taxes payable	—	—	1,968	595	—	2,563
Advance payments from customers	—	—	11,433	3,957	—	15,390
Intercompany payable	—	5,353	—	—	(5,353)	—
Total current liabilities	832	15,741	51,671	25,196	(5,361)	88,079
Deferred tax liabilities	—	—	67,671	21,192	—	88,863
Long term debt, net of discount and debt issuance costs	—	530,900	—	—	—	530,900
Other long-term liabilities	—	—	2,773	3,395	—	6,168
Total liabilities	832	546,641	122,115	49,783	(5,361)	714,010
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	405,146	184,219	(800,465)	—
Equity investment in subsidiary	1,082	1,082	9,378	—	(11,542)	—
Additional paid-in capital	27,137	—	—	—	—	27,137
Accumulated other comprehensive income	—	—	—	1,082	—	1,082
Retained earnings	25,924	39,550	120,466	38,435	(198,451)	25,924
Total stockholders’ equity	54,143	251,732	534,990	223,736	(1,010,458)	54,143
Total liabilities and stockholders’ equity	$54,975	$798,373	$657,105	$273,519	$(1,015,819)	$768,153

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended July 1, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$104,449	$48,216	$(23,053)	$129,612
Cost of sales	—	—	73,910	38,508	(22,598)	89,820
Gross profit	—	—	30,539	9,708	(455)	39,792
Operating costs and expenses:
Research and development	—	—	1,511	2,490	—	4,001
Selling and marketing	—	—	4,523	2,138	(293)	6,368
General and administrative	818	27	5,841	964	—	7,650
Amortization of acquisition-related intangible assets	—	—	2,281	1,018	—	3,299
Total operating costs and expenses	818	27	14,156	6,610	(293)	21,318
Operating income (loss)	(818)	(27)	16,383	3,098	(162)	18,474
Interest expense (income), net	—	9,814	(3)	(11)	—	9,800
Income (loss) before income tax expense (benefit) and equity in income (loss) of subsidiaries	(818)	(9,841)	16,386	3,109	(162)	8,674
Income tax expense (benefit)	(263)	(3,740)	7,565	660	(61)	4,161
Equity in income (loss) of subsidiaries	5,068	11,169	(153)	—	(16,084)	—
Net income	4,513	5,068	8,668	2,449	(16,185)	4,513
Equity in other comprehensive income of subsidiaries, net of tax	818	818	—	—	(1,636)	—
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax	—	—	—	818	—	818
Total other comprehensive income, net of tax	—	—	—	818	—	818
Comprehensive income	$5,331	$5,886	$8,668	$3,267	$(17,821)	$5,331

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended July 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$83,729	$38,630	$(12,714)	$109,645
Cost of sales	—	—	62,536	29,823	(12,528)	79,831
Gross profit	—	—	21,193	8,807	(186)	29,814
Operating costs and expenses:
Research and development	—	—	1,474	2,339	—	3,813
Selling and marketing	—	—	3,449	2,327	(258)	5,518
General and administrative	586	351	5,465	1,167	3	7,572
Amortization of acquisition-related intangible assets	—	—	1,527	1,019	—	2,546
Total operating costs and expenses	586	351	11,915	6,852	(255)	19,449
Operating income (loss)	(586)	(351)	9,278	1,955	69	10,365
Interest expense (income), net	—	9,122	2	(5)	—	9,119
Income (loss) before income tax expense (benefit) and equity in income of subsidiaries	(586)	(9,473)	9,276	1,960	69	1,246
Income tax expense (benefit)	(209)	(3,599)	3,672	137	26	27
Equity in income of subsidiaries	1,596	7,470	473	—	(9,539)	—
Net income	1,219	1,596	6,077	1,823	(9,496)	1,219
Equity in other comprehensive income of subsidiaries, net of tax	876	876	—	—	(1,752)	—
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax	—	—	—	876	—	876
Total other comprehensive income, net of tax	—	—	—	876	—	876
Comprehensive income	$2,095	$2,472	$6,077	$2,699	$(11,248)	$2,095

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended July 1, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$285,178	$140,447	$(65,046)	$360,579
Cost of sales	—	—	213,703	109,646	(63,938)	259,411
Gross profit	—	—	71,475	30,801	(1,108)	101,168
Operating costs and expenses:
Research and development	—	—	5,550	6,686	—	12,236
Selling and marketing	—	—	13,211	7,203	(988)	19,426
General and administrative	1,847	81	17,095	4,107	2	23,132
Amortization of acquisition-related intangible assets	—	—	7,358	3,056	—	10,414
Total operating costs and expenses	1,847	81	43,214	21,052	(986)	65,208
Operating income (loss)	(1,847)	(81)	28,261	9,749	(122)	35,960
Interest expense (income), net	—	29,338	—	(30)	—	29,308
Income (loss) before income tax expense (benefit) and equity in income of subsidiaries	(1,847)	(29,419)	28,261	9,779	(122)	6,652
Income tax expense (benefit)	(664)	(11,179)	13,573	1,191	(46)	2,875
Equity in income of subsidiaries	4,960	23,200	1,368	—	(29,528)	—
Net income	3,777	4,960	16,056	8,588	(29,604)	3,777
Equity in other comprehensive income of subsidiaries, net of tax	3,077	3,077	—	—	(6,154)	—
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges, net of tax	—	—	—	3,077	—	3,077
Total other comprehensive income, net of tax	—	—	—	3,077	—	3,077
Comprehensive income	$6,854	$8,037	$16,056	$11,665	$(35,758)	$6,854

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended July 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$253,531	$122,284	$(47,532)	$328,283
Cost of sales	—	—	188,915	94,447	(46,384)	236,978
Gross profit	—	—	64,616	27,837	(1,148)	91,305
Operating costs and expenses:
Research and development	—	—	5,178	6,192	—	11,370
Selling and marketing	—	—	10,294	7,697	(973)	17,018
General and administrative	1,748	1,657	16,712	3,114	3	23,234
Amortization of acquisition-related intangible assets	—	—	4,586	3,051	—	7,637
Total operating costs and expenses	1,748	1,657	36,770	20,054	(970)	59,259
Operating income (loss)	(1,748)	(1,657)	27,846	7,783	(178)	32,046
Interest expense (income), net	—	27,311	6	(5)	—	27,312
Income (loss) before income tax expense (benefit) and equity in income of subsidiaries	(1,748)	(28,968)	27,840	7,788	(178)	4,734
Income tax expense (benefit)	(664)	(11,009)	12,357	786	(68)	1,402
Equity in income of subsidiaries	4,416	22,375	906	—	(27,697)	—
Net income	3,332	4,416	16,389	7,002	(27,807)	3,332
Equity in other comprehensive loss of subsidiaries	(688)	(688)	—	—	1,376	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(688)	—	(688)
Total other comprehensive loss, net of tax	$—	$—	$—	$(688)	$—	$(688)
Comprehensive income	$2,644	$3,728	$16,389	$6,314	$(26,431)	$2,644

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended July 1, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$2,389	$234	$10,956	$13,579
Cash flows from investing activities
Capital expenditures	—	—	(4,071)	(802)	(4,873)
Acquisition, net of cash acquired	—	—	(363)	—	(363)
Net cash used in investing activities	—	—	(4,434)	(802)	(5,236)
Cash flows from financing activities
Payment of contingent consideration	—	—	(4,300)	—	(4,300)
Return of intercompany capital	—	—	614	(614)	—
Intercompany dividend	—	—	166	(166)	—
Payment of debt issue costs	—	(64)	—	—	(64)
Repayment of borrowings under First Lien Term Loan	—	(2,325)	—	—	(2,325)
Net cash used in financing activities	—	(2,389)	(3,520)	(780)	(6,689)
Net increase (decrease) in cash and cash equivalents	—	—	(7,720)	9,374	1,654
Cash and cash equivalents at beginning of period	—	—	25,444	12,070	37,514
Cash and cash equivalents at end of period	$—	$—	$17,724	$21,444	$39,168

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended July 3, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$2,325	$13,979	$1,383	$17,687
Cash flows from investing activities
Capital expenditures	—	—	(3,971)	(724)	(4,695)
Net cash used in investing activities	—	—	(3,971)	(724)	(4,695)
Cash flows from financing activities
Return of intercompany capital	—	8,800	—	(8,800)	—
Intercompany funding	—	(8,800)	—	8,800	—
Repayment of borrowings under First Lien Term Loan	—	(2,325)	—	—	(2,325)
Net cash used in financing activities	—	(2,325)	—	—	(2,325)
Net increase in cash and cash equivalents	—	—	10,008	659	10,667
Cash and cash equivalents at beginning of period	—	—	42,290	8,327	50,617
Cash and cash equivalents at end of period	$—	$—	$52,298	$8,986	$61,284

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2016 and 2015 comprise 52-week periods ending September 30, 2016 and October 2, 2015, respectively. Each of the three months ended July 1, 2016 and July 3, 2015 included 13 weeks, and each of the nine months ended July 1, 2016 and July 3, 2015 included 39 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

Our orders by market for the nine months ended July 1, 2016 and July 3, 2015 are summarized as follows (dollars in millions):

	Nine Months Ended
	July 1, 2016		July 3, 2015		Increase (Decrease)
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$116.2	33%	$134.5	40%	$(18.3)	(14)%
Medical	53.3	15	56.7	17	(3.4)	(6)
Communications	159.7	46	123.5	37	36.2	29
Industrial	14.5	4	16.9	5	(2.4)	(14)
Scientific	5.1	2	4.5	1	0.6	13
Total	$348.8	100%	$336.1	100%	$12.7	4%

Orders of $348.8 million for the nine months ended July 1, 2016 were $12.7 million, or approximately 4%, higher than orders of $336.1 million for the nine months ended July 3, 2015. Our ASC Signal operations, which resulted from our acquisition of ASC Signal in September 2015, contributed approximately $33 million in radar and communications orders to the nine months ended July 1, 2016, of which the significant majority were in the communications market. Explanations for the order increase or decrease by market for the nine months ended July 1, 2016 compared to the nine months ended July 3, 2015 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are typically characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets decreased 14%, primarily due to the timing of orders for certain naval radar programs and an airborne radome program. This decrease was partially offset by an increase in orders to support an airborne electronic countermeasures system and an air traffic control radar system, as well as the inclusion of orders from the ASC Signal operations.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 6% decrease in medical orders was primarily due to lower orders for x-ray imaging products for foreign customers, largely resulting from challenging global economic conditions, and lower orders to support MRI applications. Partially offsetting these decreases, orders to support radiation therapy applications increased.

•
Communications: Orders for our communications products consist of orders for commercial and military communications applications. The 29% increase in communications orders was due to higher orders for both commercial and military communications applications. These increases resulted from the inclusion of orders from the ASC Signal operations, significant strength in satellite communications orders to support commercial fixed satellite services applications, and continuing demand for advanced tactical common data link (“TCDL”) antenna products for unmanned aerial vehicle (“UAV”) programs. These increases were partially offset by a delay in orders of radomes for a shipboard military communications program.

•
Industrial: Orders for our industrial market consist of products to support a wide range of systems used for applications including material processing, instrumentation and testing. Orders in this market are cyclical and generally follow the state of the economy. The $2.4 million decrease in industrial orders was primarily due to lower orders for cargo screening applications and electromagnetic vulnerability testing.

•
Scientific: Orders in the scientific market consist of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Orders in this market are historically one-time projects and can fluctuate significantly from period to period. The $0.6 million increase in scientific orders was primarily due to higher orders to support a domestic linear accelerator program and was partially offset by lower orders for a foreign fusion program.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. As of July 1, 2016, we had an order backlog of $308.5 million, compared to an order backlog of $316.5 million as of July 3, 2015. The July 1, 2016 backlog included approximately $23 million of backlog from ASC Signal. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

We believe that our acquisitions of ASC Signal in September 2015 resulted in, and will continue to result in, certain benefits, including cost savings, broader market opportunities, product innovations and operational efficiencies. However, the acquisition of ASC Signal also increased, and will continue to increase, certain of our noncash expenses. The noncash expenses (on a pretax basis) related to the acquisition of ASC Signal include (i) a $1.1 million charge, distributed over the three months following the date of the acquisition, for the utilization of the net increase in cost basis of inventory, and (ii) also as a result of the additional intangibles and property, plant and equipment, an average of approximately $2.0 million annual increase in depreciation and amortization expense until said assets are fully amortized or depreciated at various dates through 2039.

Three Months Ended July 1, 2016 Compared to Three Months Ended July 3, 2015
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				Increase
	July 1, 2016		July 3, 2015
	Amount	% of Sales	Amount	% of Sales
Sales	$129.6	100.0%	$109.6	100.0%	$20.0
Cost of sales	89.8	69.3	79.8	72.8	10.0
Gross profit	39.8	30.7	29.8	27.2	10.0
Research and development	4.0	3.1	3.8	3.5	0.2
Selling and marketing	6.4	4.9	5.5	5.0	0.9
General and administrative	7.7	5.9	7.6	6.9	0.1
Amortization of acquisition-related intangibles	3.3	2.5	2.5	2.3	0.8
Operating income	18.5	14.3	10.4	9.5	8.1
Interest expense, net	9.8	7.6	9.1	8.3	0.7
Income before income taxes	8.7	6.7	1.2	1.1	7.5
Income tax expense	4.2	3.2	—	—	4.2
Net income	$4.5	3.5%	$1.2	1.1%	$3.3
Other Data:
EBITDA (a)	$25.0	19.3%	$16.2	14.8%	$8.8

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

Sales: Our sales by market for the three months ended July 1, 2016 and July 3, 2015 are summarized as follows (dollars in millions):

	Three Months Ended
	July 1, 2016		July 3, 2015		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$48.8	38%	$45.6	42%	$3.2	7%
Medical	14.7	11	15.5	14	(0.8)	(5)
Communications	57.6	44	40.8	37	16.8	41
Industrial	5.3	4	5.7	5	(0.4)	(7)
Scientific	3.2	3	2.0	2	1.2	60
Total	$129.6	100%	$109.6	100%	$20.0	18%

Sales of $129.6 million for the three months ended July 1, 2016 were $20.0 million, or 18%, higher than sales of $109.6 million for the three months ended July 3, 2015. Our ASC Signal operations contributed approximately $13 million in radar and communications sales to the three months ended July 1, 2016, of which the significant majority were in the communications market. Explanations for the sales increase or decrease by market for the three months ended July 1, 2016 compared to the three months ended July 3, 2015 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for the radar and electronic warfare markets increased 7%, primarily due to higher sales for a variety of radar programs and the inclusion of sales from the ASC Signal operations in the three months ended July 1, 2016. These increases were partially offset by lower sales to support electronic warfare applications.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 5% decrease in sales in the medical market was primarily due to lower sales of x-ray imaging products for foreign customers, largely resulting from challenging global economic conditions, and lower sales to support MRI applications. Sales to support radiation therapy applications increased.

•
Communications: Sales of our communications products consist of sales for commercial and military communications applications. The 41% increase in sales in the communications market was primarily due to the inclusion of sales from the ASC Signal operations in the three months ended July 1, 2016 and increased sales to support military communications applications. Partially offsetting these increases, sales to support commercial direct-to-home broadcast programs, which generally have cyclical timing, decreased.

•
Industrial: Sales for our industrial market consist of sales to support a wide range of systems used for applications including material processing, instrumentation and testing. Sales in this market are cyclical and generally follow the state of the economy. The $0.4 million decrease in sales of industrial products was primarily the result of lower sales to support industrial heating and material processing applications.

•
Scientific: Sales in the scientific market consist of sales of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Sales in this market are historically one-time projects and can fluctuate significantly from period to period. The $1.2 million increase in sales of scientific products was primarily the result of higher sales to support a foreign linear accelerator program.

Gross Profit. Gross profit was $39.8 million, or 30.7% of sales, for the three months ended July 1, 2016 compared to $29.8 million, or 27.2% of sales, for the three months ended July 3, 2015. The $10.0 million increase in gross profit was primarily due to gross profit from the recently acquired ASC Signal Division, higher shipment volume, a favorable mix of product shipments and the favorable impact of Canadian costs due to the strength of the U.S. dollar.

Research and Development. Research and development expenses were $4.0 million, or 3.1% of sales, for the three months ended July 1, 2016 and $3.8 million, or 3.5% of sales, for the three months ended July 3, 2015. The $0.2 million increase in research and development expenses was primarily due to inclusion of ASC Signal Division expenses.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	July 1, 2016	July 3, 2015
Company sponsored	$4.0	$3.8
Customer sponsored	3.2	2.9
	$7.2	$6.7

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products.

Selling and Marketing. Selling and marketing expenses were $6.4 million, or 4.9% of sales, for the three months ended July 1, 2016, and $5.5 million, or 5.0% of sales, for the three months ended July 3, 2015. The $0.9 million increase in selling and marketing expenses was primarily due to the inclusion of ASC Signal Division expenses.
General and Administrative. General and administrative expenses were $7.7 million, or 5.9% of sales, for the three months ended July 1, 2016, and $7.6 million, or 6.9% of sales, for the three months ended July 3, 2015. The $0.1 million increase in general and administrative expenses was primarily due to inclusion of ASC Signal Division expenses and higher accruals for management incentives for the three months ended July 1, 2016, partially offset by the $0.7 million contingent consideration expense related to our October 2013 acquisition of Radant Technologies, Inc. (“Radant”) for the three months ended July 3, 2015.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $3.3 million for the three months ended July 1, 2016 and $2.5 million for the three months ended July 3, 2015. The $0.8 million increase in amortization of acquisition-related intangibles was primarily due to addition of intangibles assets from the ASC Signal acquisition.
Interest Expense, Net (“Interest Expense”). Interest expense was $9.8 million, or 7.6% of sales, for the three months ended July 1, 2016 and $9.1 million, or 8.3% of sales, for the three months ended July 3, 2015. The $0.7 million increase in interest expense was primarily due to debt financing of $28 million in September 2015 used to partially fund the ASC Signal acquisition.
Income Tax Expense. We recorded an income tax expense of $4.2 million and $27,000 for the three months ended July 1, 2016 and July 3, 2015, respectively. The effective income tax rate for the three months ended July 1, 2016 was 48%, which was lower than our estimated normalized tax rate of approximately 52% for fiscal year 2016 primarily due to tax benefits from a change in state income apportionment and expiration of the statute of limitations for uncertain tax positions. The $27,000 income tax expense for the three months ended July 3, 2015 is lower than the estimated normalized tax expense primarily due to tax benefits from a change in state income apportionment. The 52% estimated normalized tax rate for fiscal year 2016 is higher than the federal statutory tax rate of 35% primarily due to foreign tax credit limitations.

Net Income. Net income was $4.5 million, or 3.5% of sales, for the three months ended July 1, 2016 compared to net income of $1.2 million, or 1.1% of sales, for the three months ended July 3, 2015. The $3.3 million increase in net income was primarily due to gross profit from the recently acquired ASC Signal Division, higher shipment volume, a favorable mix of product shipments and the favorable impact of Canadian costs due to the strength of the U.S. dollar, partially offset by higher income tax expense and inclusion of ASC Signal Division operating expenses.
EBITDA. EBITDA was $25.0 million, or 19.3% of sales, for the three months ended July 1, 2016 compared to $16.2 million, or 14.8% of sales, for the three months ended July 3, 2015. The $8.8 million increase in EBITDA was primarily due to gross profit from the recently acquired ASC Signal Division, higher shipment volume, a favorable mix of product shipments and the favorable impact of Canadian costs due to the strength of the U.S. dollar, partially offset by inclusion of ASC Signal Division operating expenses.

Nine Months Ended July 1, 2016 Compared to Nine Months Ended July 3, 2015
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Nine Months Ended				Increase (Decrease)
	July 1, 2016		July 3, 2015
	Amount	% of Sales	Amount	% of Sales
Sales	$360.6	100.0%	$328.3	100.0%	$32.3
Cost of sales (a)	259.4	71.9	237.0	72.2	22.4
Gross profit	101.2	28.1	91.3	27.8	9.9
Research and development	12.2	3.4	11.4	3.5	0.8
Selling and marketing	19.4	5.4	17.0	5.2	2.4
General and administrative	23.1	6.4	23.2	7.1	(0.1)
Amortization of acquisition-related intangibles	10.4	2.9	7.6	2.3	2.8
Operating income	36.0	10.0	32.0	9.7	4.0
Interest expense, net	29.3	8.1	27.3	8.3	2.0
Income before income taxes	6.7	1.9	4.7	1.4	2.0
Income tax expense	2.9	0.8	1.4	0.4	1.5
Net income	$3.8	1.1%	$3.3	1.0%	$0.5
Other Data:
EBITDA (b)	$55.9	15.5%	$49.6	15.1%	$6.3

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for the nine months ended July 1, 2016 includes $0.9 million of utilization of the net increase in cost basis of inventory that resulted from purchase accounting in connection with an acquisition.

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

Sales: Our sales by market for the nine months ended July 1, 2016 and July 3, 2015 are summarized as follows (dollars in millions):

	Nine Months Ended
	July 1, 2016		July 3, 2015		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$136.5	38%	$131.4	40%	$5.1	4%
Medical	44.6	13	51.7	16	(7.1)	(14)
Communications	151.9	42	119.8	37	32.1	27
Industrial	19.1	5	17.9	5	1.2	7
Scientific	8.5	2	7.5	2	1.0	13
Total	$360.6	100%	$328.3	100%	$32.3	10%

Sales of $360.6 million for the nine months ended July 1, 2016 were $32.3 million, or approximately 10%, higher than sales of $328.3 million for the nine months ended July 3, 2015. Our ASC Signal operations contributed approximately $32 million in radar and communications sales for the nine months ended July 1, 2016, of which the significant majority were in the communications market. Explanations for the sales increase or decrease by market for the nine months ended July 1, 2016 compared to the nine months ended July 3, 2015 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for the radar and electronic warfare markets increased 4%, primarily due to the inclusion of sales from the ASC Signal operations in the nine months ended July 1, 2016 and higher sales to support various radar systems. These increases were partially offset by lower sales to support certain shipboard and airborne electronic warfare programs.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 14% decrease in sales in the medical market was due to lower sales of x-ray imaging products, primarily for foreign customers and largely resulting from challenging global economic conditions. Sales to support radiation therapy applications increased.

•
Communications: Sales of our communications products consist of sales for commercial and military communications applications. The 27% increase in sales in the communications market was primarily due to the inclusion of sales from the ASC Signal operations in the nine months ended July 1, 2016 and higher sales for a variety of military communications applications. Partially offsetting these increases, sales of TCDL antenna products for UAV programs and sales of satellite communications amplifiers to support commercial direct-to-home broadcast programs, which generally have cyclical timing, decreased.

•
Industrial: Sales for our industrial market consist of sales to support a wide range of systems used for applications including material processing, instrumentation and testing. Sales in this market are cyclical and generally follow the state of the economy. The $1.2 million increase in sales of industrial products was primarily the result of higher sales to support material analysis applications.

•
Scientific: Sales in the scientific market consist of sales of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Sales in this market are historically one-time projects and can fluctuate significantly from period to period. The $1.0 million increase in sales of scientific products was the result of higher sales to support foreign and domestic linear accelerator programs and was partially offset by lower sales to support fusion programs.

Gross Profit. Gross profit was $101.2 million, or 28.1% of sales, for the nine months ended July 1, 2016 compared to $91.3 million, or 27.8% of sales, for the nine months ended July 3, 2015. The $9.9 million increase in gross profit was primarily due to gross profit from ASC Signal Division and the favorable impact of Canadian costs due to the strength of the U.S. dollar, partially offset by a less favorable mix of product shipments and a $0.9 million charge for utilization of the net increase in cost basis of inventory acquired from ASC Signal.

Research and Development. Research and development expenses were $12.2 million, or 3.4% of sales, for the nine months ended July 1, 2016 and $11.4 million, or 3.5% of sales, for the nine months ended July 3, 2015. The $0.8 million increase in research and development expenses was primarily due to inclusion of ASC Signal Division expenses.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Nine Months Ended
	July 1, 2016	July 3, 2015
Company sponsored	$12.2	$11.4
Customer sponsored	8.3	7.2
	$20.5	$18.6

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products.

Selling and Marketing. Selling and marketing expenses were $19.4 million, or 5.4% of sales, for the nine months ended July 1, 2016, and $17.0 million, or 5.2% of sales, for the nine months ended July 3, 2015. The $2.4 million increase in selling and marketing expenses was primarily due to the inclusion of ASC Signal Division expenses.
General and Administrative. General and administrative expenses were $23.1 million, or 6.4% of sales, for the nine months ended July 1, 2016, and $23.2 million, or 7.1% of sales, for the nine months ended July 3, 2015. The $0.1 million decrease in general and administrative expenses was primarily due the absence of Radant contingent consideration expense and a reduction in acquisition closing, integration and evaluation expenses, partially offset by the inclusion of ASC Signal Division expenses for the nine months ended July 1, 2016.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $10.4 million for the nine months ended July 1, 2016 and $7.6 million for the nine months ended July 3, 2015. The $2.8 million increase in amortization of acquisition-related intangibles was primarily due to the addition of intangibles assets from the ASC Signal acquisition.
Interest Expense, Net (“Interest Expense”). Interest expense was $29.3 million, or 8.1% of sales, for the nine months ended July 1, 2016 and $27.3 million, or 8.3% of sales, for the nine months ended July 3, 2015. The $2.0 million increase in interest expense was primarily due to debt financing of $28 million in September 2015 used to partially fund the ASC Signal acquisition.
Income Tax Expense. We recorded an income tax expense of $2.9 million and $1.4 million for the nine months ended July 1, 2016 and July 3, 2015, respectively. The effective income tax rate for the nine months ended July 1, 2016 was 43% and the effective income tax rate for the nine months ended July 3, 2015 was 30%. The 43% effective income tax rate for the nine months ended July 1, 2016 was lower than our estimated normalized tax rate of approximately 52% for fiscal year 2016 primarily due to the favorable resolution of and the expiration of the statute of limitations for uncertain tax positions and a tax benefit from a change in state income apportionment. The 30% effective income tax rate for the nine months ended July 3, 2015 was lower than the estimated normalized tax rate of approximately 50% for fiscal year 2015 primarily due to tax benefits from a change in state income apportionment and tax benefits from a California income tax refund for prior year amended income tax returns, partially offset by tax expense for an uncertain tax position as a result of an intercompany sale of assets. The 52% estimated normalized tax rate for fiscal year 2016 is higher than the federal statutory tax rate of 35% primarily due to foreign tax credit limitations.

Net Income. Net income was $3.8 million, or 1.1% of sales, for the nine months ended July 1, 2016 compared to net income of $3.3 million, or 1.0% of sales, for the nine months ended July 3, 2015. The $0.5 million increase to net income was primarily due to gross profit from the recently acquired ASC Signal Division and the favorable impact of Canadian costs due to the strength of the U.S. dollar, partially offset by inclusion of ASC Signal Division operating expenses, an unfavorable mix of product shipments, a charge for utilization of the net increase in cost basis of inventory acquired from ASC Signal, higher intangible amortization expense due to the addition of intangibles assets from the ASC Signal acquisition and higher interest expense due to debt financing used to partially fund the ASC Signal acquisition.
EBITDA. EBITDA was $55.9 million, or 15.5% of sales, for the nine months ended July 1, 2016 compared to $49.6 million, or 15.1% of sales, for the nine months ended July 3, 2015. The $6.3 million increase in EBITDA was primarily due to gross profit from the recently acquired ASC Signal Division and the favorable impact of Canadian costs due to the strength of the U.S. dollar, partially offset by inclusion of ASC Signal Division operating expenses, a charge for utilization of the net increase in cost basis of inventory acquired from ASC Signal, and an unfavorable mix of product shipments.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	July 1, 2016	October 2, 2015
Cash and cash equivalents	$39.2	$37.5
Working capital	$134.3	$113.4

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.8 million as of July 1, 2016, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of July 1, 2016, excluding approximately $5.3 million of outstanding letters of credit, our total indebtedness was $546.0 million (before netting out the total unamortized debt discount of $3.1 million and debt issuance costs of $9.0 million). We also had an additional $24.7 million available for borrowing under our revolving credit facility as of July 1, 2016. Our liquidity requirements are significant, primarily due to debt service requirements. For the three and nine months ended July 1, 2016, our interest expense exclusive of debt issue costs and discount amortization was $8.6 million and $25.8 million, respectively, and our cash interest paid was $3.9 million and $21.2 million, respectively. With the additional borrowings under a new second term loan facility we entered into on September 17, 2015 to partially fund the ASC Signal acquisition, our interest expense in the three and nine months ended July 1, 2016 increased compared to the same periods in the prior year, and will continue to be higher at least over the next two years.

As of July 1, 2016, we were in compliance with the covenants under the agreements governing our existing senior credit facilities and the indentures governing the Senior Notes due 2018 (“Senior Notes”).

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Nine Months Ended
	July 1, 2016	July 3, 2015
Net cash provided by operating activities	$13.6	$17.7
Net cash used in investing activities	(5.2)	(4.7)
Net cash used in financing activities	(6.7)	(2.3)
Net increase in cash and cash equivalents	$1.7	$10.7

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $13.6 million in the nine months ended July 1, 2016 was attributable to net income of $3.8 million and depreciation, amortization and other non-cash charges of $23.0 million, partially offset by net cash used in working capital of $13.2 million. The primary uses of cash for working capital during the nine months ended July 1, 2016 were an increase in inventories in anticipation of fulfilling certain customer orders and a decrease in accrued expenses. The decrease in accrued expenses reflects the operating portion of the settlement of a contingent consideration earnout arrangement associated with the Radant acquisition and payments made for accrued acquisition expenses related to ASC Signal, employee incentives and advisory fees.

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

Investing Activities

Investing activities for the nine months ended July 1, 2016 comprised capital expenditures of $4.8 million and an additional payment of $0.4 million made for the purchase of the outstanding stock of ASC Signal. The additional consideration resulted from post-closing adjustment related to ASC Signal’s working capital. Investing activities for the nine months ended July 3, 2015 comprised capital expenditures of $4.7 million.

Financing Activities

Financing activities for the nine months ended July 1, 2016 comprised the financing portion of the settlement of the contingent consideration associated with the Radant acquisition for $4.3 million and repayment of borrowings under CPII’s first lien term loan facility of $2.3 million. Financing activities for the nine months ended July 3, 2015 comprised repayment of $2.3 million of borrowings under CPII’s first lien term loan facility.

Contractual Obligations

The following table summarizes our significant contractual obligations as of July 1, 2016 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2016 (remaining three months)	2017	2018	2019	2020	Thereafter
Operating leases	$9,654	$695	$2,484	$2,179	$1,263	$721	$2,312
Purchase commitments	47,040	20,125	20,516	6,229	170	—	—
Debt obligations	546,025	775	3,100	542,150	—	—	—
Interest on debt obligations	58,940	13,433	34,284	11,223	—	—	—
Total cash obligations	$661,659	$35,028	$60,384	$561,781	$1,433	$721	$2,312
Standby letters of credit	$5,267	$5,267

The above table assumes (i) that the respective debt instruments will be outstanding until their scheduled maturity dates, (ii) a debt level based on mandatory repayments according to the contractual amortization schedule of our senior credit facilities, and (iii) that interest rates in effect on July 1, 2016 remain constant for future periods. The above table excludes (i) any optional and excess cash flow prepayments on our term loan facilities, and (ii) the effect of our contractual right to repay or refinance the Senior Notes by November 17, 2017, which would extend the maturity date for the term loan facilities from November 2017 to April 2021. Also excluded from the table above are future cash flows associated with our uncertain tax positions and our ASC Signal Division’s environmental loss contingency, amounts of which as of July 1, 2016 were not materially different from those as of October 2, 2015.

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the actual timing and amount of payments may be different.

As of July 1, 2016, other than the settlement in December 2015 of the contingent consideration liability related to Radant acquisition, there were no material changes to the contractual obligations not mentioned in the above table from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2015 filed with Securities and Exchange Commission.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for the three and nine months ended July 1, 2016 were $1.8 million and $4.9 million, respectively. For fiscal year 2016, ongoing capital expenditures are expected to range between $7.0 million to $8.0 million and to be funded by cash flows from operating activities.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of July 1, 2016, we had (i) fixed-rate senior notes of $211.1 million (net of $2.0 million unamortized original issue discount and $1.9 million debt issuance costs) due in 2018, bearing interest at 8.75% per year, (ii) a variable–rate first lien term loan of $297.0 million (net of $0.5 million unamortized original issue discount and $5.5 million debt issuance costs), and (iii) a variable-rate second lien term loan of $26.4 million (net of $0.5 million unamortized original issue discount and $1.1 million debt issuance costs).

Both the variable-rate first lien term loan and the variable-rate second lien term loan are subject to changes in the LIBOR rate. As of July 1, 2016, the variable interest rates on the first lien term loan and the second lien term loan were 4.25% and 8.00%, respectively.
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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operations in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At July 1, 2016, the fair value of foreign currency forward contracts comprised a short-term asset of $1.3 million (prepaid and other current assets), a long-term asset of $0.4 million (other long-term assets), a short-term liability of $0.3 million (accrued expenses) and a long-term liability of an immaterial amount. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. At July 1, 2016, the unrealized gain, net of tax of $0.4 million, was $1.1 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next six fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive income. No ineffective amounts were recognized due to anticipated transactions failing to occur for the three and nine months ended July 1, 2016.

As of July 1, 2016, we had entered into Canadian dollar forward contracts for approximately $75.0 million (Canadian dollars), or approximately 76% of estimated Canadian dollar denominated expenses for July 2016 through September 2017, at an average rate of approximately 0.75 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.5 million annually to our net income.

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

In making the assessment of disclosure controls and procedures and of changes in our internal control over financial reporting as of the date of the evaluation, our management has excluded the operations of ASC Signal Holdings Corporation (“ASC Signal”). This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation in the year of the acquisition. We are currently assessing the control environment of this acquired business. ASC Signal’s sales constitute approximately 10% and 9% of our sales for the three and nine months ended July 1, 2016, respectively, and ASC Signal’s assets constitute approximately 10% of our total assets as of July 1, 2016.

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

CPI INTERNATIONAL HOLDING CORP.

Dated:	August 9, 2016	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)