Form 10-K
period 2016-09-30
CPI International Holding Corp.
filed 2016-12-14
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2016
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

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of December 14, 2016, 1,110 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, and are not publicly traded.

CPI INTERNATIONAL HOLDING CORP.

EXHIBIT 10.3
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

We estimate that our products are currently installed on more than 125 United States defense systems and more than 180 commercial systems. Both defense and commercial applications require the generation, control and transmission of high-power and high-frequency microwave and RF signals for which electron device products are the most efficient technology. Our products are elements of U.S. and foreign military programs and platforms, including numerous airborne, ship-borne and ground-based platforms. In addition to our strong presence in defense applications, we have successfully applied our key technologies to commercial end markets, including communications, medical, industrial and scientific applications, which provide us with a diversified base of sales. Revenues during fiscal year 2016 were split approximately evenly between defense and commercial applications.

We believe that the majority of our VED products are consumable with an average life of between three and seven years, and once they are installed in original equipment, they generate recurring sales of spares and repairs. We regularly work with our customers, often utilizing customer-funded research and development programs to create and upgrade customized products with enhanced bandwidth, power and reliability. We estimate that approximately 31% and 34% of our total sales for fiscal years 2016 and 2015, respectively, were generated from sales of spares and repairs, including upgraded replacements for existing products, providing us with a relatively stable business that is less vulnerable to dramatic shifts in market conditions. In addition, in fiscal years 2016 and 2015, we generated approximately 62% and 64% of our total sales, respectively, from products for which we believe, based on information we collect during the ordering process, that we were the only supplier solicited by the applicable customers to provide such products.

On September 17, 2015, we completed our purchase of the outstanding stock of ASC Signal Holdings Corporation (“ASC Signal”), a Delaware corporation, for a payment of approximately $50.7 million in cash consideration, net of $2.2 million cash acquired, including a post-closing adjustment based on a determination of ASC Signal’s closing net working capital of $0.4 million paid in the first quarter of fiscal year 2016. ASC Signal designs and builds advanced satellite communications, radar and high-frequency antennas and controllers used in commercial and government satellite communications, terrestrial communications, imagery and data transmission, and radar and intelligence applications. The addition of ASC Signal’s products and technology broadens our existing offerings for communications and radar customers to now include one of the industry’s broadest portfolios of high-performance, large-aperture fixed and mobile antennas. For financial information about our ASC Signal business combination, see Note 3, “Business Combinations,” to the accompanying consolidated financial statements.

We are organized into eight divisions. We operate from a total of 12 manufacturing and engineering facilities, 11 in North America and one in Australia:

•	Palo Alto, California (Microwave Power Products Division and Satcom Division),

•	Beverly, Massachusetts (Beverly Microwave Division),

•	Georgetown, Ontario, Canada (Satcom Division and Communications & Medical Products (“CMP”) Division),

•	Lisle, Illinois (Satcom Division),

•	Boalsburg, Pennsylvania (CMP Division),

•	Woodland, California (Econco Division),

•	Camarillo, California (Malibu Division),

•	Clinton and Stow, Massachusetts (Radant Technologies Division),

•	Whitby, Ontario, Canada (ASC Signal Division),

•	Plano, Texas (ASC Signal Division), and

•	Adelaide, Australia (CMP Division).

We sell our products and provide service to customers globally through our internal sales, marketing and service force of 180 professionals and 50 external sales organizations. Products are sold directly to the U.S. Department of Defense (“DoD”), foreign military services and commercial customers, as well as to original equipment manufacturers (“OEMs”) and systems integrators for ultimate sales to those customers. The U.S. Government is our only customer that accounted for more than 10% of our sales in fiscal year 2016. Approximately 42%, 40% and 42% of our sales in our 2016, 2015 and 2014 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors.

For the fiscal year ended September 30, 2016, we generated total sales of $494.6 million, net income of $5.7 million and Adjusted EBITDA of $86.1 million. Adjusted EBITDA represents EBITDA (earnings before net interest expense, provision for income taxes, depreciation and amortization), further adjusted to exclude stock-based compensation expenses, certain refinancing expenses, acquisition-related and non-ordinary course professional expenses, Veritas Capital management fees and purchase accounting expenses. See Item 6, “Selected Financial Data,” for additional information regarding Adjusted EBITDA.

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

Radar and Electronic Warfare Market (Defense)

Approximately half of our product sales for fiscal year 2016 were for U.S. and foreign government and military end use. We are one of three companies in the U.S. that have the facilities and expertise to produce a broad range of high-power microwave products customized to the demanding specifications required for advanced military applications.

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

Our sales in the radar and electronic warfare market, which we also call our defense market, were $186.3 million, $181.2 million and $181.9 million in fiscal years 2016, 2015 and 2014, respectively. On average for the past three fiscal years, approximately 52% of our sales in the radar and electronic warfare market have been generated from recurring sales of replacements, spares and repairs, including upgraded replacements for existing products.

As a provider of products for U.S. Government and military end use, we are subject to certain risks particular to such activities. For example, the U.S. Government has the ability to terminate or modify our contracts and to audit our contract-related costs and fees. In addition, we are subject to additional laws and regulations as a U.S. Government contractor as well as possible false claim suits and “qui tam” or “whistleblower” suits. We also are a sole provider of some business to the U.S. Government that may be subject to competitive bidding in the future. For additional information regarding these risks, see “Risk Factors - Risks Relating To Our Business - We are subject to risks particular to companies supplying defense-related equipment and services to the U.S. Government. The realization of any of these risks could cause a loss of or decline in our sales to the U.S. Government.”

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

Sales in the medical market were $59.6 million, $68.1 million and $73.0 million in fiscal years 2016, 2015 and 2014, respectively.

The use of high-power microwave devices in radiation treatment applications has remained strong in the last several years as major suppliers of therapy equipment have introduced a number of key technological advances that enable their equipment to treat a greater number of oncology-related problems. We believe that this trend will drive continued stable demand for our products.

For many years, we have been the sole provider of klystron high-power microwave devices to Varian Medical Systems Inc.’s oncology systems division for use in its High Energy Clinac® radiation therapy machines for the treatment of cancer, and we expect this relationship to continue. We also provide x-ray generators for use on the On-Board Imager accessory for medical linear accelerators. The On-Board Imager accessory is an automated system for image-guided radiation therapy that uses high-resolution x-ray images to pinpoint tumor sites. More than 7,000 Varian Medical Systems’ medical linear accelerators for cancer radiotherapy are in service around the world, delivering an estimated more than 50 million treatments annually.

The market for our x-ray generators and associated products is broad, ranging from dealers who buy only a few generators per year, up to large OEMs who buy hundreds per year. We sell our x-ray generators worldwide and have been growing both our geographic presence and our product portfolio. We have introduced new products, including mobile x-ray generators and “Energy Assist” generators, to assist customers in their migration from film-based radiology systems to digital radiology systems. We believe that we are one of the leading independent suppliers of x-ray generators in the world, and we believe that this market provides continued long-term growth opportunities for us.

We have traditionally focused on hospital, or “mid- to high-end,” applications, and we believe that we have become a premier supplier to this part of the market. There also exists substantial demand for “lower-end” applications, and we have families of products that allow us to participate in this part of the market.

Communications Market

In the communications market, we provide microwave and millimeter-wave amplifiers and antenna systems for commercial and military communications links for broadcast, video, voice and data transmission. We also provide data link antenna terminals and radomes for military communications applications. Our sales in the communications market were $210.2 million, $165.8 million and $181.2 million in fiscal years 2016, 2015 and 2014, respectively. The communications market is the most dynamic of our end markets, and sales can vary significantly from quarter to quarter due, in part, to the timing and size of our shipments for specific programs during a particular quarter, including, for example, infrastructure programs for commercial direct-to-home or broadband satellite communications applications and military satellite communications programs. Approximately 48% of our total communications sales in fiscal year 2016 were for military communications purposes.

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

The majority of our communications products are sold into the satellite communications market. We estimate that we have a worldwide installed base of approximately 50,000 amplifiers. We believe that we are a leading producer of power amplifiers, amplifier subsystems and high-power microwave devices for satellite uplinks, and that we offer one of the industry’s most comprehensive lines of satellite communications amplifiers, with offerings for virtually every currently applicable frequency and power requirement for both fixed and mobile satellite communications applications in the military and commercial arena. We believe that our technological expertise, our well-established worldwide service network and our ability to design and manufacture both the fully integrated amplifier and either the associated high-power microwave device or the solid-state RF device allow us to provide a superior overall service to our customers.

We believe that satellite communication will be a critical element for supplying real time, high data-rate communications, intelligence and battlefield information to the front-line soldier. We currently provide satellite communication amplifiers for military systems, such as the Navy Multiband Terminal (“NMT”), U.S. Special Operations Forces Deployable Node-Family of Terminals (“FoT”), Warfighter Information Network - Tactical (“WIN-T”), U.S. Army’s Deployable Ku-band Earth Terminals (“DKET”), U.S. Navy’s Commercial Broadband Satellite Program (“CBSP”) and Mobile User Objective System (“MUOS”) platforms. We also supply wideband satellite communications radomes for surface ships, aircraft and submarine platforms, and the Canadian Department of National Defence’s Mercury Global Project and Maritime Satellite Communications Upgrade (“MSCU”). We provide a wide variety of antenna systems worldwide for satellite communications applications.

We are participating in satellite communications growth areas, including:

◦
amplifiers and antennas for Ka-band and V-band applications, which are key enabling technologies for the growing network of high throughput satellite (“HTS”) systems, one of the major satellite communications growth areas for both commercial and military applications;

◦	the growing worldwide use of satellites to deliver conventional and high-definition television for broadcast and direct-to-home applications;

◦	the use of satellite communications for broadband data communications;

◦	specialized amplifiers for medium earth orbit (“MEO”) satellite constellations;

◦	specialized amplifiers and antennas for the emerging low earth orbit (“LEO”) satellite constellations;

◦	specialized amplifiers and antennas for the maritime, mobile and military communications markets; and

◦	high-end radomes, amplifiers and antennas for in-flight entertainment on commercial aircraft and communications connectivity on commercial and military aircraft.

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

Industrial Market

The industrial market includes applications for a wide range of systems used for material processing, instrumentation and voltage generation. We offer a number of specialized product lines to address this diverse market. We produce fully integrated amplifiers that include the associated high-power microwave devices used in instrumentation applications for electromagnetic interference and compatibility testing. Our products are also installed in the power supply modules of industrial equipment using RF energy to perform pipe and plastic welding, textile drying and semiconductor wafer fabrication. We have a line of industrial RF generators and magnetrons that use high-power microwave technology for various industrial heating, cooking and material processing applications. Our magnetrons and transmitters are also used in cargo screening applications. Our sales in the industrial market were $27.4 million, $22.7 million and $24.6 million in fiscal years 2016, 2015 and 2014, respectively.

Scientific Market

The scientific market consists primarily of equipment used in reactor fusion programs and accelerators for the study of high-energy particle physics, referred to as “Big Science.” Generally, in scientific applications, our products are used to generate high levels of microwave or RF energy to accelerate a beam of electrons in order to study the atom and its elementary particles. Our products are also used in research related to the generation of electricity from fusion reactions. Our sales in the scientific market were $11.1 million, $9.9 million and $14.6 million in fiscal years 2016, 2015 and 2014, respectively. Sales in this market are historically one-time projects and can fluctuate significantly from period to period.

Geographic Markets

We sell our products in approximately a hundred countries. In fiscal year 2016, sales to customers in the U.S., Asia Pacific and Europe accounted for approximately 67%, 15% and 13% of our total sales, respectively. No country other than the U.S. accounted for more than 10% of our sales in fiscal year 2016. See “Sales, Marketing and Service.” For financial information about geographic areas, see Note 13, “Segments, Geographic and Customer Information,” to the accompanying consolidated financial statements.

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

Backlog

Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. As of September 30, 2016, we had an order backlog of $326.2 million compared to an order backlog of $319.9 million as of October 2, 2015. Approximately 78% of our backlog as of September 30, 2016 is expected to be filled within fiscal year 2017. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Sales, Marketing and Service
Our global distribution system provides us with the capability to introduce, sell and service our products worldwide. Our distribution system primarily uses our direct sales professionals throughout the world. We have direct sales offices throughout North America, Europe, Asia, Australia and South America. As of September 30, 2016, we had 180 direct sales, marketing and technical support individuals on staff. Our wide-ranging distribution capabilities enable us to serve our international markets, which accounted for approximately 33% of our sales in fiscal year 2016.
Our sales professionals receive extensive technical training and focus exclusively on our products. As a result, they are able to provide knowledgeable assistance to our customers regarding product applications and the introduction and implementation of new technology, and, at the same time, provide local technical support.
In addition to our direct sales force, we use 50 external sales organizations and one significant stocking distributor, Richardson Electronics, Ltd., to service the needs of customers in certain markets. Many of the third-party sales organizations that we use are located outside the U.S. and Europe and focus primarily on customers in South America, Southeast Asia, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, we are better able to meet the needs of our foreign customers by establishing a local presence in lower volume markets. Using both our direct sales force and our largest distributor, Richardson Electronics, we are able to market our products both to end users and to system integrators around the world and to deliver our products with short turn-around times.
Given the complexity of our products, their critical function in customers’ systems and the unacceptably high costs to our customers of system failure and downtime, we believe that our customers view our product breadth, reliability and superior responsive service as key points of differentiation. We offer comprehensive customer support, with direct technical support provided by 36 strategically located service centers, primarily serving satellite communications customers. These service centers are located in the U.S. (California, Georgia, Illinois and Texas), Canada (Georgetown and Whitby, Ontario), Australia, Brazil (three), China (four), France, India (three), Indonesia, Japan, Peru, Russia (two), Singapore (two), South Africa, South Korea (two), Taiwan (two), Thailand, The Netherlands, Turkey, the United Arab Emirates and the United Kingdom (two). The service centers enable us to provide extensive technical support and rapid response to customers’ critical spare parts and service requirements throughout the world. In addition, we offer on-site installation assistance, on-site service contracts, a 24-hour technical support hotline and complete product training at our facilities, our service centers and customer sites. We believe that many of our customers specify our products in competitive bids due to our responsive global support and product quality.

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

We also continually engage in research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology or the development of new technology could adversely affect our market position and financial condition. We provide both VED and solid-state alternatives to our customers, and we invest in research and development efforts across a wide range of power and frequency levels in both VED and solid-state technologies. We believe that for the foreseeable future, solid-state devices are well suited for specific lower-power applications but will be unable to compete on a cost-effective basis in the high-power/high-frequency markets that represent the majority of our business. We believe that VED and solid-state technologies currently serve their own specialized markets without significant overlap in most applications. We also invest in research and development efforts for next-generation advanced antenna technology to address future needs for TCDL systems for land-based, ground mobile, airborne and shipboard applications. See “Risk Factors - Risks relating to our business - We face competition in the markets in which we sell our products.”
Research and Development
Total research and development spending was $30.9 million, $24.8 million and $23.9 million during fiscal years 2016, 2015 and 2014, respectively. Total research and development spending consisted of company- and customer-sponsored research and development expense. Company-sponsored research and development costs related to both present and future products are expensed as incurred. Company-sponsored research and development costs were $15.9 million, $14.9 million and $15.8 million during fiscal years 2016, 2015 and 2014, respectively. Customer-sponsored research and development spending represents development costs incurred on customer sales contracts to develop new or improved products. Customer-sponsored research and development costs are charged to cost of sales to match revenue recognized. Customer-sponsored research and development costs, based on expenditures incurred as the development work was performed, were $14.9 million, $9.8 million and $8.1 million during fiscal years 2016, 2015 and 2014, respectively.
Manufacturing
We manufacture our products at nine manufacturing facilities in North America. We have implemented modern manufacturing methodologies based upon a continuous improvement philosophy, including just-in-time materials handling, demand flow technology, statistical process control and value-managed relationships with suppliers and customers. Eight of our manufacturing facilities have achieved the ISO 9001 international certification standard, four facilities have achieved the AS9100C international certification standard for the aerospace industry and one of our operations has achieved ISO 13485 international certification standard for medical device manufacturers. We obtain certain materials necessary for the manufacture of our products, such as molybdenum, cupronickel, oxygen-free high conductivity (“OFHC”) copper, quartz cloth and some cathodes, from a limited group of, or occasionally sole, suppliers. We have long-standing relationships with our key suppliers and many of our critical commodities are covered by long-term blanket agreements. In addition, we continually pursue alternative sources, and we have established a contingency plan designed to ensure a minimal recovery period if a key supplier is lost. We also monitor our key suppliers through ongoing surveillance, using assessments as well as ongoing reviews of supplier performance.

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

In addition, our U.S. Government contracts may span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period if the applicable U.S. Government agency does not receive funding or is not satisfied with our performance of the contract. All of our government contracts and most of our government subcontracts can be terminated by the U.S. Government, or another relevant government, either for its convenience or if we default by failing to perform under the contract. Upon termination for convenience of a fixed-price contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the work performed. Upon termination for convenience of a cost-reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination. See “Risk Factors - Risks relating to our business - We are subject to risks particular to companies supplying defense-related equipment and services to the U.S. Government. The realization of any of these risks could cause a loss of or decline in our sales to the U.S. Government.”

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

Cybersecurity continues to receive attention at the federal, state and local levels. Congress has passed and continues to consider various forms of cybersecurity legislation focused on protecting United States industry from cyber attacks. In addition, over the past few years, the President has issued executive orders which establish measures for the voluntary sharing of cyber security information, require certain critical industry participants to adopt certain cyber security measures, and potentially may limit participation in government contracts to companies which have not adopted certain cyber security measures. As a contractor supporting national security customers, we are subject to regulatory compliance requirements under the Defense Federal Acquisition Regulation Supplement and other federal regulations requiring that our networks and information technology (“IT”) systems comply with the security and privacy controls in National Institute of Standards and Technology Special Publication 800-171. While we have adopted what we believe are industry standard cyber security measures, the new federal regulations requirements could require that we adopt additional cyber security measures. See “Risk Factors - Risks relating to our business - Our business could be negatively impacted by cyber security threats and other security threats and disruptions.”

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

We were formerly the electron device business of Varian Associates, Inc. In connection with the sale of that business to us in 1995, Varian Medical Systems, Inc. (as successor to Varian Associates) generally agreed to indemnify us for various environmental liabilities relating to Varian Associates’ electron devices business prior to August 1995. This indemnification is subject to certain exceptions and limitations, including exceptions and limitations arising from later agreements with Varian Medical Systems. In addition, we are generally not indemnified by Varian Medical Systems with respect to liabilities resulting from our operations after August 1995. Pursuant to this agreement, Varian Medical Systems is undertaking environmental investigation and remedial work at our manufacturing facilities in Palo Alto, California, Beverly, Massachusetts, and Georgetown, Ontario, Canada that are known to require remediation.

To date, Varian Medical Systems has conducted, generally at its expense, required investigation and remediation work at its predecessor’s facilities and responded to environmental claims arising from Varian Medical Systems’ (or its predecessor’s) prior operations of the electron device business.

In 2010, our subsidiary, ASC Signal, became aware of volatile organic compound and other contamination in the soil and groundwater at the Whitby, Ontario industrial site. We believe that the contamination originated from the neighboring property which reportedly is used for crystal manufacturing and secondarily from the operational practices of the prior operators of ASC Signal. We have addressed these conditions through the implementation of a remediation plan. ASC Signal holds a pair of pollution insurance policies and the insurer is indemnifying ASC Signal for the remediation costs. We expect that the total remediation costs will be less than the insurance policy limits.

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

Employees

As of September 30, 2016, we had approximately 1,880 employees. Of the total number of employees, 580 are located outside the U.S. (including approximately 540 in Canada). None of our employees is subject to a collective bargaining agreement, although a limited number of our sales force members located in Europe are members of work councils or unions. We have not experienced any work stoppages, and we believe that we have good relations with our employees.

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

Approximately 42%, 40% and 42% of our sales in our 2016, 2015 and 2014 fiscal years, respectively, were made to the U.S. Government, either directly or indirectly through prime contractors or subcontractors. Because our U.S. Government contracts are dependent on the U.S. defense budget, any significant disruption or decline in U.S. Government defense expenditures in the future, changes in U.S. Government spending priorities, other legislative changes or changes in our relationship with the U.S. Government could result in the loss of some or all of our government contracts, which, in turn, could result in a decrease in our sales and cash flow.

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

We estimate that approximately 11%, 13% and 8% of our sales in fiscal years 2016, 2015 and 2014, respectively, were made directly or indirectly to foreign governments. Significant changes to appropriations or national defense policies, disruptions of our relationships with foreign governments or terminations of our foreign government contracts could have an adverse effect on our business, results of operations and financial condition. Our contracts with foreign governments also subject us to U.S. and international anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act (which also reaches commercial bribery). A judgment or settlement under the provisions of these laws could subject us to substantial monetary penalties and damages, as well as suspension and/or debarment. Suspension or debarment could deny us the ability to retain or obtain U.S. Government contracts or restrict our exporting activity. In addition, any material judgment in this area could result in increased costs, which could negatively affect our results of operations, and could cause a loss of customer confidence, thus adversely affecting our business and future prospects.

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

Finding and consummating acquisitions is one of the components of our growth strategy. In furtherance of this strategy, we acquired ASC Signal (September 2015) and Radant (October 2013), and we intend to continue to seek to make investments in complementary companies, products or technologies.

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

As of September 30, 2016, our goodwill, developed and core technology and other intangibles amounted to $463.8 million, net of accumulated amortization. We expect to amortize developed and core technology and other definitely-lived intangibles by approximately $11.7 million in each of fiscal years 2017, 2018, 2019 and 2020, $11.0 million in fiscal year 2021 and $154.5 million in the aggregate thereafter. The remaining balance of our intangibles relate to the non-amortizable goodwill and indefinitely-lived tradenames. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to a non-cash write off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

Our international operations subject us to the social, political and economic risks of doing business in foreign countries.

We conduct a substantial portion of our business, employ a substantial number of employees and use external sales organizations in Canada and in other countries outside of the U.S. As a result, we are subject to certain risks of doing business internationally. Direct sales to customers located outside the U.S. were approximately 33%, 34% and 33% in fiscal years 2016, 2015 and 2014, respectively. Circumstances and developments related to international operations that could negatively affect our business, results of operations and financial condition include the following:

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

We are subject to a variety of U.S. federal, state and local, as well as foreign, environmental and zoning laws and regulations relating, among other things, to wastewater discharge, air emissions, storage and handling of hazardous materials, disposal of hazardous and other wastes and remediation of soil and groundwater contamination. We use a number of chemicals or similar substances and generate wastes that are classified as hazardous. We require permits to conduct many of our operations. Violations of environmental and zoning laws and regulations could result in substantial fines, penalties and other sanctions. Changes in environmental and zoning laws or regulations (or in their enforcement) affecting or limiting, for example, our chemical uses and storage, certain of our manufacturing processes or our disposal practices, could restrict our ability to operate as we are currently operating or could impose additional costs. The City of Palo Alto, in March 2016, adopted zoning changes which prohibit the use of certain hazardous chemicals above set quantities within 300 feet of residential homes. We currently use some of the stated hazardous chemicals above the set quantities within 300 feet of residential homes as part of our manufacturing operations at our Palo Alto facilities. The City of Palo Alto also adopted a schedule by which we must bring our Palo Alto facilities into conformance with the new law. To be in conformance, we must reduce the use of the stated hazardous chemicals below the set quantities or relocate the use to a distance greater than 300 feet from the residential homes. We have until December 31, 2026, to relocate to a distance greater than 300 feet, or until December 31, 2031, if we elect to terminate the non-conforming use of hazardous chemicals. Although we have a number of years to comply, the possible relocation of those operations could significantly increase our operating costs, could result in delays in our manufacturing process and, therefore, could have a material adverse impact on our results of operations.

We may experience releases of regulated materials or discover existing contamination, which could cause us to incur material cleanup costs or other damages. Some environmental laws impose strict, and in certain circumstances joint and several, liability for costs of investigation and remediation of contaminated sites on current and former owners and operators of those sites, and also impose liability for related damages to natural resources. In addition, owners and operators of contaminated sites may be subject to claims for damage to property or personal injury alleged to result from the contamination. In 2010, ASC Signal became aware of volatile organic compound and other contamination in the soil and groundwater at the Whitby, Ontario industrial site. We believe that the contamination originated from the neighboring property which reportedly is used for crystal manufacturing and secondarily from the operational practices of the prior operators of ASC Signal. We have addressed these conditions through the implementation of a remediation plan. ASC Signal holds a pair of pollution insurance policies and the insurer is indemnifying ASC Signal for the remediation costs. We expect that the total remediation costs will be less than the insurance policy limits. In addition, ASC Signal has filed civil actions against the neighbor and certain other parties to recover certain consequential damages resulting from the contamination. We have been informed that one of the defendants in this lawsuit has filed for bankruptcy. Although we have accrued reasonably estimable costs associated with remediation at the Whitby site, the estimate of costs and their timing could change as a result of a number of factors, including (i) input from applicable regulatory agencies on the our remediation plan and any changes which they may subsequently require,(ii) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (iii) changes in technology and information related to the affected site, and (iv) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs we will incur in connection with the said remediation could exceed the amount accrued at this time. Additional environmental liabilities could cause a material adverse effect on our results of operations.

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

As of September 30, 2016, we have environmental loss reserves totaling $1.6 million for remaining potential remediation costs related to VOC and other contamination in our ASC Signal division's Whitby, Ontario industrial site. The calculation of environmental loss reserves is based on the evaluation of currently available information. Actual costs to be incurred in future periods may vary from the amount of reserves given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to the affected site. ASC Signal’s insurer has an obligation to indemnify ASC Signal for the estimated liabilities. If ASC Signal’s insurer is unable or unwilling to honor its indemnity obligation, we would seek to enforce our legal rights, including the enforcement of the indemnity obligation and redress from all parties at fault, including certain third parties against whom ASC Signal has filed civil actions. If both insurance and indemnity protection were unavailable or insufficient, there could be a material adverse effect on our results of operations, financial condition or liquidity.

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

Backlog represents firm orders for which goods and services are yet to be provided, including with respect to government contracts that are cancelable at will. As of September 30, 2016, we had an order backlog of $326.2 million. Although historically the amount of modifications and terminations of our orders has not been material compared to our total contract volume, customers can, and sometimes do, terminate or modify these orders. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog and, consequently, our future sales. Our failure to replace canceled or reduced backlog could negatively impact our sales and results of operations.

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

Our business could be negatively impacted by cyber security threats and other security threats and disruptions.

We face various cyber security threats, including cyber security attacks to our IT infrastructure and attempts to gain access to proprietary or classified information and threats to physical security. Cybersecurity threats in particular are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches. Our IT networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. Although we have invested in highly skilled IT resources and utilized various procedures and controls to monitor threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient to prevent cyber security threats from materializing. If any of these threats were to materialize, they could:

•	disrupt the proper functioning of our IT networks, data center facilities and systems and therefore our operations and/or those of certain of our customers;

•
result in unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	compromise national security and other sensitive government functions;

•	require significant management attention and resources to remedy the damages that result; and

•	result in legal claims or proceedings against us and damage our reputation with our customers (particularly agencies of the U.S. government) and the public generally.

As a contractor supporting national security customers, we are also subject to regulatory compliance requirements under the Defense Federal Acquisition Regulation Supplement and other federal regulations requiring that our networks and IT systems comply with the security and privacy controls in National Institute of Standards and Technology Special Publication 800-171. We must comply with the security control requirements by a certain deadline. We may also be responsible if our suppliers do not comply with these requirements. Our or our suppliers' failure to comply with the requirements could result in cancellation of our existing government contracts and our ineligibility to bid for certain agency contracts in the future, which would have a material adverse effect on our business and financial results.

In addition, the cost of remediating gaps in our security posture and continually defending against cyber-attacks and breaches has increased in recent years and future costs could have a material adverse effect on our business, results of operation and financial condition.

Compliance with new regulations and customer demands regarding “conflict minerals” could significantly increase costs and affect the manufacturing and sale of our products.

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”), the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. Some of these metals, such as gold, tantalum, tin and tungsten, are commonly used in electronic equipment and devices, including our products. These requirements require companies to annually investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We are required to file our own report with the SEC regarding the sourcing of minerals used in our products. In addition, many of our customers require that we provide sourcing information to them to enable them to comply with their own reporting obligations. Our first three reports were filed with the SEC on June 2, 2014, May 29, 2015 and May 31, 2016 for the 2013, 2014 and 2015 calendar years, respectively. Complying with these rules requires investigative efforts and cooperation and assistance from our suppliers, which have caused, and will continue to cause, us to incur associated costs and could adversely affect the sourcing, supply and pricing of materials used in our products, or result in process or manufacturing modifications, all of which could adversely affect our results of operations.

RISKS RELATED TO OUR INDEBTEDNESS

The term loans under our first and second lien credit facilities will become due in November 2017 unless we can refinance at least 65% of our outstanding senior notes and satisfy certain other conditions. There is no guarantee that we will be successful in refinancing our existing indebtedness.

We are highly leveraged. As of September 30, 2016, excluding approximately $4.5 million of undrawn letters of credit, our total indebtedness was $545.3 million before unamortized original issue discount of $2.6 million and debt issuance costs of $8.2 million, including our outstanding senior notes and borrowings under our first and second lien credit facilities. We also had an additional $25.5 million available for borrowing under the revolving credit facility included in our first lien credit facility. Unless certain terms and conditions in our first and second lien credit agreements are met, including having no less than 65% of our outstanding senior notes repaid or refinanced on or prior to November 17, 2017, the term loans under our first and second lien credit facilities will become due and payable in November 2017.

On December 12, 2016, we entered into a commitment letter (the “Commitment Letter”) with UBS AG, Stamford Branch and UBS Securities LLC (collectively, “UBS”), pursuant to which UBS has committed (subject to certain customary conditions) to provide and arrange a bridge loan facility of $245 million (“Bridge Facility”) to refinance 100% of our existing senior notes (if we are otherwise unable to refinance our senior notes with certain other financing) and 100% of our second lien credit facility. The Commitment Letter expires on April 12, 2017. If we are unable to refinance at least 65% of our outstanding senior notes and satisfy certain other conditions prior to November 17, 2017, we will be unable to meet our repayment obligations when the term loans under our first and second lien credit facilities mature, which would have a material adverse impact on our financial condition.

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

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing our senior notes due 2018 and the agreements governing such other indebtedness;

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

Our cash interest expense for fiscal years 2016, 2015 and 2014 was $34.6 million, $32.3 million and $28.3 million, respectively. At September 30, 2016, we had $330.3 million aggregate principal amount of variable interest rate indebtedness under our term loan facilities.

Despite the high level of our indebtedness, which includes our senior notes, we and our subsidiaries may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing our outstanding senior notes and senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $25.5 million that was available to us as of September 30, 2016 for borrowing under our revolving credit facility, we may request, through an incremental facility and subject to certain conditions, additional commitments under our first lien term loan facility of up to $75.0 million plus the aggregate amount of first lien term loan repayments and revolving commitment reductions (subject to certain exceptions), and additional commitments under our second term loan facility of up to $10.0 million plus the aggregate amount of all prepayments of the second lien term loan made prior to or simultaneously with the incurrence of new incremental commitments (subject to certain exceptions), plus an unlimited amount at any time so long as, after giving effect to such additional commitments, certain specified leverage ratios are not exceeded. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face will increase. In addition, the indenture governing our outstanding notes would not prevent us from incurring obligations that do not constitute indebtedness under those agreements.

We will require a significant amount of cash to service our indebtedness.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our senior secured credit facilities, will be adequate to meet our future liquidity needs for at least the next 12 months, barring any unforeseen circumstances that are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, the indenture governing our notes allows us to make significant restricted payments and other dividends. The making of such restricted payments or other dividend payments could affect our ability to pay principal and interest on our debt. We may need to refinance all or a portion of our indebtedness, including our notes, on or before the stated maturity of such indebtedness, such as the current case with our existing senior notes, at least 65% of which we plan to refinance prior to November 17, 2017 in order to extend the maturity of the term loans under our first and second lien credit facilities. There can be no assurance that we will be able to refinance any of our indebtedness, including our senior secured credit facilities and outstanding notes, on commercially reasonable terms, on terms acceptable to us or at all.

Our outstanding senior notes and the guarantees are unsecured and effectively subordinated to our and each guarantor’s existing and future secured indebtedness.

Our outstanding notes and guarantees are not secured by any of our or the guarantors’ assets. The indenture governing these notes permits us and the guarantors to incur secured debt, including pursuant to our senior secured credit facilities and other forms of secured debt. As a result, these notes and the guarantees are effectively subordinated to all of our and each guarantor’s secured obligations to the extent of the value of the assets securing such obligations. If we or the guarantors were to become insolvent or otherwise fail to make payment on our outstanding senior notes or the guarantees, holders of any of our and each guarantor’s secured obligations would be paid first and would receive payments from the assets securing such obligations before the holders of our notes would receive any payments. The noteholders may therefore not be fully repaid if we or the guarantors become insolvent or otherwise fail to make payment on our senior notes.

Claims of noteholders are structurally subordinated to claims of creditors of our subsidiaries that do not guarantee our outstanding notes.

Claims of holders of our outstanding notes are structurally subordinated to the claims of creditors of our subsidiaries that do not guarantee the senior notes, including trade creditors. All obligations of these subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or creditors of us, including the holders of our outstanding notes. Our non-guarantor subsidiaries accounted for approximately $192.5 million, or 39%, of our net sales for fiscal year 2016, and approximately $249.5 million, or 35%, of our total assets (net of cash and cash equivalents and restricted cash) as of September 30, 2016. Amounts are presented after giving effect to intercompany eliminations.

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

While any obligations under our senior secured credit facilities remain outstanding, any subsidiary guarantee of our outstanding notes may be released without action by, or consent of, any holder of our senior notes or the trustee under the indenture governing the senior notes, at the discretion of lenders under the senior secured credit facilities, if the related subsidiary guarantor is no longer a guarantor of obligations under our senior secured credit facilities or any other indebtedness. The lenders under our senior secured credit facilities would have the discretion to release the subsidiary guarantees under our senior secured credit facilities in a variety of circumstances. Any holder of our notes will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the senior notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

The Parent’s guarantee of our outstanding notes may not provide any additional credit support for our senior notes.

Since the Parent has no significant operations or assets, its guarantee of our senior notes provides little, if any, additional credit support for the senior notes and investors should not rely on this guarantee in evaluating an investment in the senior notes. The indenture permits the Parent to be released from its guarantee of the senior notes at any time without the consent of any holder of the senior notes.

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
The indenture contains a “savings” provision intended to limit each subsidiary guarantor’s liability under its guarantee to the maximum amount that it could incur without causing the guarantee to be a fraudulent transfer. This provision may not be effective to protect the subsidiary guarantees from being voided under fraudulent transfer law. There can be no assurance that this provision will be upheld as intended. In a recent case, the U.S. Bankruptcy Court in the Southern District of Florida found the “savings” provision in that case to be ineffective, and held the subsidiary guarantees to be fraudulent transfers and voided them in their entirety.

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

If a change of control (as defined in the indenture) occurs, we will be required to offer to purchase our outstanding notes at 101% of their principal amount plus accrued and unpaid interest. If a purchase offer obligation arises under the indenture governing our senior notes, a change of control could also occur under our new senior secured credit facilities, which could result in the acceleration of the indebtedness outstanding thereunder. Any of our future debt agreements may contain similar restrictions and provisions. If a purchase offer were required under the indenture for our debt, we may not have sufficient funds to pay the purchase price of all debt, including our outstanding notes, that we are required to purchase or repay.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own, lease or sublease manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1.2 million square feet, as well as land measuring in aggregate approximately 173 acres. The table that follows provides summary information regarding principal properties owned or leased by us:

	Square Footage (in thousands)
Location	Owned		Leased/ Subleased		Segment Using the Property
Caddo Mills, Texas	2,091	(a)			Satcom equipment
Stow, Massachusetts	1,159	(b)	72		RF products
Georgetown, Ontario, Canada	193		22		RF products and satcom equipment
Beverly, Massachusetts	174	(c)			RF products
Whitby, Ontario, Canada	100				Satcom equipment
Woodland, California	37		10		RF products
Ashburn, Ontario, Canada			4,269	(a)	Satcom equipment
Palo Alto, California			418	(d)	RF products and satcom equipment
Clinton, Massachusetts			94		RF products
Camarillo, California			38		Other
Lisle, Illinois			22		Satcom equipment
Plano, Texas			15		Satcom equipment
Hudson, Massachusetts			9		RF products
Boalsburg, Pennsylvania			8		RF products
Various other locations			27	(e)	RF products, satcom equipment and other

(a)	Land occupied by systems integration and testing facilities.
(b)	Land used for testing facilities and is available for future development.
(c)	Includes approximately 1,080 square feet leased to a third party.
(d)	Includes approximately 49,000 square feet that are subleased from Varian Medical Systems, Inc., which leases the land from Stanford University.
(e)	Leased facilities occupied primarily by our field sales and service organizations.

The lenders under our senior secured credit facilities have a security interest in certain of our interests in the real property that we own and lease. Our headquarters and one principal complex, including one of our manufacturing facilities, located in Palo Alto, California, are subleased from Varian Medical Systems or one of its affiliates or former affiliates. Therefore, our occupancy rights are dependent on our sublessor’s fulfillment of its responsibilities to the master lessor, including its obligation to continue environmental remediation activities under a consent order with the California Environmental Protection Agency. The consequences of the loss by us of such occupancy rights could include the loss of valuable improvements and favorable lease terms, the incurrence of substantial relocation expenses and the disruption of our business operations.

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

There is no established public trading market for our common stock. All of our outstanding shares of common stock are held by our parent, CPI International Holding LLC (“Holding LLC”). We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends are generally restricted by our senior secured credit facility covenants and the indenture for the senior subordinated notes. The declaration and payment of dividends also is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. We did not declare or pay dividends during fiscal years 2016 and 2015.

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated financial information as of and for the periods presented. The selected historical financial information as of September 30, 2016 and October 2, 2015, and for the fiscal years ended September 30, 2016, October 2, 2015 and October 3, 2014 has been derived from our audited financial statements included elsewhere in this Annual Report. The selected historical financial information as of October 3, 2014, September 27, 2013, and September 28, 2012, and for the fiscal years ended September 27, 2013 and September 28, 2012 has been derived from our audited financial statements that are not included in this Annual Report. Fiscal year 2014 comprised 53 weeks and all other fiscal years presented comprised 52 weeks each.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report.

FIVE-YEAR SELECTED FINANCIAL DATA
(dollars in thousands)

Fiscal year ended
September 30, 2016	October 2, 2015	October 3, 2014	September 27, 2013	September 28, 2012
Statement of Operations Data:
Sales	$494,632	$447,664	$475,301	$419,408	$391,150
Cost of sales(1)	355,590	322,081	336,679	301,321	282,391
Gross profit	139,042	125,583	138,622	118,087	108,759
Research and development	15,944	14,930	15,825	14,602	13,499
Selling and marketing	25,465	22,539	23,542	21,925	21,738
General and administrative	31,044	31,529	32,545	29,034	25,209
Amortization of acquisition-related intangible assets	13,792	10,355	10,480	8,994	13,983
Total operating costs and expenses	86,245	79,353	82,392	74,555	74,429
Operating income	52,797	46,230	56,230	43,532	34,330
Interest expense, net	39,054	36,506	32,182	27,237	27,230
Loss on debt restructuring(2)	—	—	7,235	—	—
Income tax expense	7,997	4,785	7,696	5,406	3,415
Net income	$5,746	$4,939	$9,117	$10,889	$3,685

Other Financial Data:
Net cash provided by operating activities	$26,130	$20,584	$53,637	$38,165	$25,050
Net cash used in investing activities(3)	$(6,028)	$(56,912)	$(44,450)	$(10,920)	$(15,499)
Net cash provided by (used in) financing activities	$(7,464)	$23,225	$(25,621)	$(3,200)	$(1,500)
Cash capital expenditures	$5,963	$6,535	$7,674	$4,938	$7,584
Depreciation and amortization(4)	$26,434	$23,319	$23,950	$21,627	$25,317
Operating income margin(5)	10.7%	10.3%	11.8%	10.4%	8.8%
Net income margin(6)	1.2%	1.1%	1.9%	2.6%	0.9%
EBITDA(7)	$79,231	$69,549	$72,945	$65,159	$59,647
EBITDA margin(8)	16.0%	15.5%	15.3%	15.5%	15.2%
Adjusted EBITDA(7)	$86,099	$79,144	$89,829	$72,834	$64,416
Adjusted EBITDA margin(8)	17.4%	17.7%	18.9%	17.4%	16.5%
Ratio of earnings to fixed charges(9)	1.34	x	1.26	x	1.50	x	1.58	x	1.25	x

Operating Data (at period end):
Backlog	$326,180	$319,877	$307,905	$292,859	$241,943

Balance Sheet Data (at period end):
Working capital(10)(11)	$135,112	$113,371	$120,143	$136,331	$113,049
Total assets(11)	$764,881	$771,144	$725,764	$715,261	$700,781
Long-term debt, including current portion(11)	$534,451	$532,866	$505,481	$349,020	$349,859
Total stockholders’ equity	$55,675	$46,717	$42,144	$207,752	$196,216

Footnotes (dollars in thousands):

(1)	For fiscal years 2016, 2015, 2014, 2013 and 2012, includes $906, $150, $1,539, $391 and $248, respectively, of utilization of the net increase in cost basis of inventory due to purchase accounting.

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

(3)
For fiscal years 2016 and 2015, includes $363 and $50,377, respectively, of cash used for the acquisition of ASC Signal. For fiscal years 2014, 2013 and 2012, includes $36,776, $5,982 and $7,516 of cash used for the acquisition of Radant, M C L, Inc. (“MCL”) and Codan Satcom, respectively.

(4)	Excludes amortization of deferred debt issuance costs and issue discount, which are included in interest expense, net.

(5)	Operating income margin represents operating income divided by sales.

(6)	Net income margin represents net income divided by sales.

(7)
EBITDA represents earnings before net interest expense, provision for income taxes and depreciation and amortization. We believe that EBITDA is useful to assess our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures.

Adjusted EBITDA represents EBITDA further adjusted to exclude stock-based compensation expenses, certain refinancing expenses, acquisition-related and non-ordinary course professional expenses, Veritas Capital management fees and purchase accounting expenses. Adjusted EBITDA is calculated in accordance with the definitions contained in our debt agreements and is the basis for the calculations to determine our compliance with various covenants contained therein. We believe that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and to monitor compliance with certain covenants contained in our debt agreements.
For the reasons listed below, we believe that U.S. generally accepted accounting principles (“GAAP”) based financial information for leveraged businesses like ours should be supplemented by EBITDA and Adjusted EBITDA so that investors better understand our financial performance in connection with their analysis of our business:

•	EBITDA and Adjusted EBITDA are components of the measures used by our board of directors and management team to evaluate our operating performance;

•
our first lien senior credit facility contains covenants that require us to maintain a total leverage ratio in certain circumstances that contains Adjusted EBITDA as a component, and our management team uses Adjusted EBITDA to monitor compliance with these covenants; see “Management’s discussion and analysis of financial condition and results of operations-Liquidity and Capital Resources-Debt Obligations;”

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
EBITDA and Adjusted EBITDA are not presentations made in accordance with U.S. GAAP and have important limitations as analytical tools. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or operating cash flows as measures of liquidity. Our use of the terms EBITDA and Adjusted EBITDA varies from others in our industry. The calculation of Adjusted EBITDA in accordance with our debt agreements allows us to add back certain charges described above that are deducted in calculating EBITDA and/or net income (loss). However, some of these expenses may recur, vary greatly and are difficult to predict. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the items added back or excluded in the calculation of EBITDA and Adjusted EBITDA.

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Fiscal year ended
	September 30, 2016	October 2, 2015	October 3, 2014	September 27, 2013	September 28, 2012
Net income	$5,746	$4,939	$9,117	$10,889	$3,685
Depreciation and amortization(a)	26,434	23,319	23,950	21,627	25,317
Interest expense, net	39,054	36,506	32,182	27,237	27,230
Income tax expense	7,997	4,785	7,696	5,406	3,415
EBITDA	79,231	69,549	72,945	65,159	59,647
Plus adjustments:
Stock compensation expense(b)	637	976	1,014	1,010	1,001
Refinancing expenses(c)	—	—	7,456	—	—
Acquisition-related and non-ordinary course professional expenses(d)	2,343	6,042	4,177	4,063	1,489
Veritas Capital management fees(e)	2,606	2,411	2,698	2,211	2,031
Purchase accounting expenses(f)	1,282	166	1,539	391	248
Adjusted EBITDA	$86,099	$79,144	$89,829	$72,834	$64,416

(a)	Excludes amortization of deferred debt issuance costs and issue discount, which are included in interest expense, net.

(b)	Represents a non-cash charge for Class B membership interests in Holding LLC.

(c)	Represents loss on debt restructuring as described in footnote 2 above and expenses related to issuance of a special dividend.

(d)
Represents transaction costs related to evaluation, negotiation, closing and integration of acquisitions, as well as costs related to other special projects. Costs include fees for attorneys and other professional services, expenses related to integration of these new operations into those of CPI and a charge of $300, $2,100 and $3,300 for fiscal years 2016, 2015 and 2014, respectively, for an increase in the fair value of the Radant contingent consideration liability.

(e)	Represents a management fee payable to Veritas Capital for advisory and consulting services.

(f)
Represents utilization of the net increase in cost basis of inventory and net decrease in deferred revenue due to purchase accounting associated with, for fiscal years 2016 and 2015, the ASC Signal acquisition; for fiscal year 2014, the Radant acquisition; for fiscal year 2013, the MCL acquisition; and for fiscal year 2012, the Codan Satcom acquisition.

(8)	EBITDA margin represents EBITDA divided by sales. Adjusted EBITDA margin represents Adjusted EBITDA divided by sales.

(9)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes and fixed charges less capitalized interest. Fixed charges consist of interest expense, including amortization of debt issuance costs and that portion of rental expenses that management considers to be a reasonable approximation of interest.

(10)	Working capital represents current assets minus current liabilities.

(11)
Working capital, total assets and long-term debt have been adjusted on a retrospective basis for our early adoption of certain recent accounting standard updates. Accordingly, current deferred tax assets have been reclassified to noncurrent assets and liabilities, and certain debt issuance costs previously included within other long-term assets have been reclassified as a reduction in long-term debt. See Note 2, “Recent Accounting Pronouncements,” to the accompanying consolidated financial statements for additional information on these updates.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2016 and 2015 comprised the 52-week periods ended September 30, 2016 and October 2, 2015, respectively, and fiscal year 2014 comprised the 53-week period ended October 3, 2014. The following discussion should be read in conjunction with the accompanying consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

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

Business Combination

On September 17, 2015, we completed our purchase of the outstanding stock of ASC Signal Holdings Corporation (“ASC Signal”), a Delaware corporation, for a payment of approximately $50.7 million in cash consideration, net of $2.2 million cash acquired, including a post-closing adjustment based on a determination of ASC Signal’s closing net working capital of $0.4 million paid in the first quarter of fiscal year 2016. ASC Signal designs and builds advanced satellite communications, radar and high-frequency antennas and controllers used in commercial and government satellite communications, terrestrial communications, imagery and data transmission, and radar and intelligence applications. See Note 3, “Business Combinations,” to the accompanying consolidated financial statements for more information about the ASC Signal acquisition.

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

Our orders by market for fiscal years 2016 and 2015 are summarized as follows (dollars in millions):

	Year Ended
	September 30, 2016		October 2, 2015		Increase (Decrease)
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$177.0	36%	$175.8	40%	$1.2	1%
Medical	80.8	16	69.0	16	11.8	17
Communications	216.7	43	161.1	37	55.6	35
Industrial	19.4	4	23.8	5	(4.4)	(18)
Scientific	6.7	1	7.7	2	(1.0)	(13)
Total	$500.6	100%	$437.4	100%	$63.2	14%

Orders of $500.6 million for fiscal year 2016 were $63.2 million, or approximately 14%, higher than orders of $437.4 million for fiscal year 2015. Our ASC Signal operations, which resulted from our acquisition of ASC Signal in September 2015, contributed approximately $50 million in radar and communications orders for fiscal year 2016, of which the significant majority were in the communications market. Explanations for the order increase or decrease by market for fiscal year 2016 compared to fiscal year 2015 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are typically characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets increased 1%. Increased orders for a variety of radar programs, including the Aegis radar systems, and an airborne electronic countermeasure system, were partially offset by decreased orders for an airborne radome program and certain other radar systems. These changes were primarily the result of the timing of orders for these programs.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 17% increase in medical orders was primarily due to higher orders of radiation therapy products as a result of the placement of multi-year orders for these products. This increase was partially offset by lower orders of x-ray imaging products for foreign customers, largely resulting from challenging global economic conditions, and lower orders to support MRI applications.

•
Communications: Orders for our communications products consist of orders for commercial and military communications applications. The 35% increase in communications orders was due to higher orders for both military and commercial communications applications, primarily resulting from the inclusion of orders from the ASC Signal operations in fiscal year 2016. In addition, orders for military communications applications benefited from increased orders for radomes to support a shipboard program and continuing demand for advanced tactical common data link (“TCDL”) antenna products for unmanned aerial vehicle (“UAV”) programs, while orders for commercial communications applications benefited from significant strength in satellite communications orders, particularly to support commercial high-throughput satellite systems and other fixed satellite services applications.

•
Industrial: Orders for our industrial market consist of products to support a wide range of systems used for applications including material processing, instrumentation and testing. Orders in this market are cyclical and generally follow the state of the economy. The $4.4 million decrease in industrial orders was primarily due to lower orders for cargo screening applications and electromagnetic vulnerability testing.

•
Scientific: Orders in the scientific market consist of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Orders in this market are historically one-time projects and can fluctuate significantly from period to period. The $1.0 million decrease in scientific orders was primarily due to lower orders to support a domestic linear accelerator program.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. As of September 30, 2016, we had an order backlog of $326.2 million compared to an order backlog of $319.9 million as of October 2, 2015. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Results of Operations

We derive our revenue primarily from the sale of a wide range of power generation and conversion products, consisting of vacuum electron devices (“VEDs”), solid-state devices, medical x-ray generators and various electronic power supply and control equipment, as well as satellite communications amplifiers, large-aperture antennas, advanced antenna technology and advanced composite radomes. We generally recognize revenue upon shipment of product, following receipt of written purchase orders, when the price is fixed or determinable, title has transferred and collectability is reasonably assured. Revenue recognized under the percentage-of-completion method of accounting is determined on the basis of costs incurred and estimates of costs at completion, which require management estimates of future costs.

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

Fiscal year 2014 consisted of 53 weeks, compared to 52 weeks for each of fiscal years 2016 and 2015.

The second lien credit agreement we entered into in September 2015 resulted in, and will continue to result in, an increase in interest expense and in amortization of debt issuance costs and issue discount. The annual increase in cash interest expense due to term loan borrowing under our second lien credit agreement is estimated at approximately $2.2 million throughout its remaining term. The annual effect on amortization of debt issuance costs and issue discount on the second lien credit agreement averages $0.3 million throughout its remaining term.

We believe that our acquisition of ASC Signal in September 2015 resulted in, and will continue to result in, certain benefits, including cost savings, broader market opportunities, product innovations and operational efficiencies. However, the acquisition of ASC Signal also increased, and will continue to increase, certain of our noncash expenses. The noncash expenses (on a pretax basis) related to the acquisition of ASC Signal include (i) a $1.1 million charge, distributed over the three months following the date of the acquisition, for the utilization of the net increase in cost basis of inventory, and (ii) also as a result of the additional intangibles and property, plant and equipment, an average of approximately $2.0 million annual increase in depreciation and amortization expense until said assets are fully amortized or depreciated at various dates through 2039.

The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Year Ended
	September 30, 2016		October 2, 2015		October 3, 2014
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Sales	$494.6	100.0%	$447.7	100.0%	$475.3	100.0%
Cost of sales (a)	355.6	71.9	322.1	71.9	336.7	70.8
Gross profit	139.0	28.1	125.6	28.1	138.6	29.2
Research and development	15.9	3.2	14.9	3.3	15.8	3.3
Selling and marketing	25.5	5.2	22.5	5.0	23.5	4.9
General and administrative	31.0	6.3	31.5	7.0	32.5	6.8
Amortization of acquisition-related intangibles	13.8	2.8	10.4	2.3	10.5	2.2
Operating income	52.8	10.7	46.2	10.3	56.2	11.8
Interest expense, net	39.1	7.9	36.5	8.2	32.2	6.8
Loss on debt restructuring	—	—	—	—	7.2	1.5
Income before income taxes	13.7	2.8	9.7	2.2	16.8	3.5
Income tax expense	8.0	1.6	4.8	1.1	7.7	1.6
Net income	$5.7	1.2%	$4.9	1.1%	$9.1	1.9%
Other Data:
EBITDA (b)	$79.2	16.0%	$69.5	15.5%	$72.9	15.3%

Note:  Totals may not equal the sum of the components due to independent rounding. Percentages are calculated based on rounded dollar amounts presented.

(a)
Cost of sales for fiscal years 2016, 2015 and 2014 includes $0.9 million, $0.2 million and $1.5 million, respectively, of utilization of the net increase in cost basis of inventory that resulted from purchase accounting in connection with acquisitions.

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
For a reconciliation of net income to EBITDA, see footnote 7 under Selected Financial Data above.

Our results for fiscal year 2016 compared to our results for fiscal year 2015
Sales: Our sales by market for fiscal years 2016 and 2015 are summarized as follows (dollars in millions):

	Year Ended
	September 30, 2016		October 2, 2015		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$186.3	38%	$181.2	40%	$5.1	3%
Medical	59.6	12	68.1	16	(8.5)	(12)
Communications	210.2	42	165.8	37	44.4	27
Industrial	27.4	6	22.7	5	4.7	21
Scientific	11.1	2	9.9	2	1.2	12
Total	$494.6	100%	$447.7	100%	$46.9	10%

Sales of $494.6 million for fiscal year 2016 were $46.9 million, or approximately 10%, higher than sales of $447.7 million for fiscal year 2015. Our ASC Signal operations contributed approximately $47 million in radar and communications sales for fiscal year 2016, of which the significant majority were in the communications market. Explanations for the sales increase or decrease by market for fiscal year 2016 compared to fiscal year 2015 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for the radar and electronic warfare markets increased 3%, primarily due to the inclusion of sales from the ASC Signal operations in fiscal year 2016 and higher sales for a variety of radar programs. These increases were partially offset by lower sales to support electronic warfare applications.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 12% decrease in sales in the medical market was primarily due to lower sales of x-ray imaging products for foreign customers, largely resulting from challenging global economic conditions, and lower sales to support MRI applications. Sales to support radiation therapy applications increased.

•
Communications: Sales of our communications products consist of sales for commercial and military communications applications. The 27% increase in sales in the communications market was primarily due to the inclusion of sales from the ASC Signal operations in fiscal year 2016 and increased sales to support military communications applications. Partially offsetting these increases, sales to support commercial direct-to-home broadcast programs, which generally have cyclical timing, decreased.

•
Industrial: Sales for our industrial market consist of sales to support a wide range of systems used for applications including material processing, instrumentation and testing. Sales in this market are cyclical and generally follow the state of the economy. The $4.7 million increase in sales of industrial products was primarily the result of higher sales to support material analysis and electromagnetic vulnerability testing applications.

•
Scientific: Sales in the scientific market consist of sales of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Sales in this market are historically one-time projects and can fluctuate significantly from period to period. The $1.2 million increase in sales of scientific products was primarily the result of higher sales to support large foreign and domestic linear accelerator programs, and was partially offset by decreased sales for several small scientific programs.

Gross Profit. Gross profit was $139.0 million, or 28.1% of sales, for fiscal year 2016 compared to $125.6 million, or 28.1% of sales, for fiscal year 2015. The $13.4 million increase in gross profit was primarily due to a full-year of gross profit from ASC Signal and the favorable impact of Canadian costs due to the strength of the U.S. dollar, partially offset by a less favorable mix of product shipments and a $0.9 million charge for utilization of the net increase in cost basis of inventory acquired from ASC Signal.
Research and Development. Research and development expenses were $15.9 million, or 3.2% of sales, for fiscal year 2016 and $14.9 million, or 3.3% of sales, for fiscal year 2015. The $1.0 million increase in research and development expenses was primarily due to a full-year of ASC Signal Division expenses, partially offset by higher spending on customer-sponsored research and development which is charged to cost of sales.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	September 30, 2016	October 2, 2015
Company sponsored	$15.9	$14.9
Customer sponsored, charged to cost of sales	14.9	9.8
	$30.8	$24.7

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products.

Selling and Marketing. Selling and marketing expenses were $25.5 million, or 5.2% of sales, for fiscal year 2016, and $22.5 million, or 5.0% of sales, for fiscal year 2015. The $3.0 million increase in selling and marketing expenses was primarily due to the inclusion of a full-year of ASC Signal Division expenses.
General and Administrative. General and administrative expenses were $31.0 million, or 6.3% of sales, for fiscal year 2016, and $31.5 million, or 7.0% of sales, for fiscal year 2015. The $0.5 million decrease in general and administrative expenses was primarily due to a reduction in acquisition closing, integration and evaluation expenses, lower contingent consideration expense related to our October 2013 acquisition of Radant Technologies, Inc. (“Radant”) and a lower allowance for doubtful accounts in fiscal year 2016, partially offset by the inclusion of a full-year of ASC Signal Division expenses for fiscal year 2016.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $13.8 million for fiscal year 2016 and $10.4 million for fiscal year 2015. The $3.4 million increase in amortization of acquisition-related intangibles was primarily due to a full-year of amortization expense for intangibles acquired from the ASC Signal acquisition.
Interest Expense, Net (“Interest Expense”). Interest expense was $39.1 million, or 7.9% of sales, for fiscal year 2016 and $36.5 million, or 8.2% of sales, for fiscal year 2015. The $2.6 million increase in interest expense was primarily due to debt financing of $28 million in September 2015 used to partially fund the ASC Signal acquisition.
Income Tax Expense. We recorded an income tax expense of $8.0 million and $4.8 million for fiscal years 2016 and 2015, respectively. The effective income tax rate for fiscal years 2016 and 2015 was 58% and 49%, respectively. The 58% effective income tax rate for fiscal year 2016 was lower than our estimated tax rate of approximately 60% for fiscal year 2016 primarily due to the favorable resolution of and the expiration of the statute of limitations for uncertain tax positions and a tax benefit from a change in state income apportionment. The 49% tax rate for fiscal year 2015 was approximately the same as our estimated effective tax rate for fiscal year 2015 of approximately 50%. The increase in the estimated tax rate from 50% for fiscal year 2015 to 60% for fiscal year 2016 was primarily due to an increase in foreign earnings and in our foreign tax credit limitation. The foreign tax credit limitation increased our effective income tax rate by 18% for fiscal year 2016 and 17% for fiscal year 2015.

Net Income. Net income was $5.7 million, or 1.2% of sales, for fiscal year 2016 compared to $4.9 million, or 1.1% of sales, for fiscal year 2015. The $0.8 million increase in net income was primarily due to a full-year of gross profit from ASC Signal, the favorable impact of Canadian costs due to the strength of the U.S. dollar, lower acquisition closing and integration expenses, lower Radant contingent consideration expense and lower allowance for doubtful accounts, partially offset by a full-year of ASC Signal operating expenses, amortization expense and interest expense for debt financing used to partially fund the ASC Signal acquisition, and higher income tax expense in fiscal year 2016.
EBITDA. EBITDA was $79.2 million, or 16.0% of sales, for fiscal year 2016 compared to $69.5 million, or 15.5% of sales, for fiscal year 2015. The $9.7 million increase in EBITDA was primarily due to a full-year of gross profit from ASC Signal, the favorable impact of Canadian costs due to the strength of the U.S. dollar, lower acquisition closing and integration expenses, lower Radant contingent consideration expense and lower allowance for doubtful accounts, partially offset by a full-year of ASC Signal operating expenses in fiscal year 2016.

Calculation of Management Bonuses. Management bonuses were $1.0 million in fiscal year 2016 compared to $0.9 million in fiscal year 2015. Management bonuses for fiscal year 2016 and fiscal year 2015 were calculated pursuant to our Management Incentive Plan (“MIP”) and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for fiscal year 2016 for our officers, the EBITDA factor was weighted at 50% and cash generated by operations at 50%, and individual goals were not applicable. For our other members of management, generally equal weight was given to each EBITDA factor, cash generated by operations and individual goals. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2016 was $86.1 million compared to $78.6 million in fiscal year 2015. For fiscal year 2016, the excluded charges from EBITDA in calculating management bonuses were acquisition-related and non-ordinary course professional expenses of $2.3 million, stock-based compensation expense of $0.6 million, Veritas Capital management fees of $2.6 million and purchase accounting expenses of $1.3 million. For fiscal year 2015, the charges that were excluded from EBITDA in calculating management bonuses were acquisition-related expenses of $6.0 million, stock-based compensation expense of $1.0 million, Veritas Capital management fees of $2.4 million and purchase accounting expenses of $0.2 million. Also excluded from EBITDA for purposes of calculating management bonuses for fiscal year 2015 was EBITDA generated by the ASC Signal acquisition of $0.6 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

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
Research and Development. Research and development expenses were $14.9 million, or 3.3% of sales, for fiscal year 2015 and $15.8 million, or 3.3% of sales, for fiscal year 2014. The $0.9 million decrease in research and development expenses was primarily due to higher spending on customer funded programs which is charged to cost of sales.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Year Ended
	October 2, 2015	October 3, 2014
Company sponsored	$14.9	$15.8
Customer sponsored, charged to cost of sales	9.8	8.1
	24.7	23.9

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
Loss on Debt Restructuring. Loss on debt restructuring of $7.2 million for fiscal year 2014 was due to expenses incurred in connection with the April 2014 debt restructuring. The loss on debt restructuring consisted of non-cash write-offs of unamortized debt issuance costs and original issue discount of $3.8 million for the termination of the previous senior secured credit facilities, as well as cash payments to third-party consultants of $3.4 million for services to modify the indenture governing our senior notes.

Income Tax Expense. We recorded an income tax expense of $4.8 million and $7.7 million for fiscal years 2015 and 2014, respectively. The effective income tax rate for fiscal year 2015 was 49%, and the effective income tax rate for fiscal year 2014 was 46%. The 49% tax rate for fiscal year 2015 was approximately the same as our estimated normalized effective tax rate for fiscal year 2015 of approximately 50%. Fiscal year 2015 included several discrete tax benefits that essentially offset discrete tax charges during the year. Fiscal year 2015 discrete tax benefits included $0.7 million for a change in state income apportionment and $1.0 million from the release of tax reserves, primarily for closure of California tax audit. Fiscal year 2015 discrete tax charges included $0.7 million for nondeductible acquisition earn-out expense, $0.6 million for an uncertain tax position attributable to amortizable basis and $0.5 million for nondeductible acquisition expenses. The 46% income tax rate for fiscal year 2014 was higher than our estimated normalized effective income tax rate of 38% for fiscal year 2014 primarily due to a change in our ability to utilize foreign tax credits generated or to be generated upon repatriation of certain earnings and nondeductible acquisition earn-out expense. This increase in tax was partially offset by discrete income tax benefits from the expiration of the statute of limitations on certain tax contingency reserves and a provision to tax return true-up. The increase in our estimated normalized tax rate of 38% for fiscal year 2014 to 50% for fiscal year 2015 is primarily due to foreign tax credit limitations.

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

Calculation of Management Bonuses. Management bonuses were $0.9 million in fiscal year 2015 compared to $3.6 million in fiscal year 2014. Management bonuses for fiscal year 2015 and fiscal year 2014 were calculated pursuant to our MIP and were based on three factors: (1) EBITDA as adjusted for purposes of calculating management bonuses; (2) a measure of cash generated by operations; and (3) individual goals that were customized for certain participating members of management. The weight given to each of these factors varied for each person. Generally, for fiscal year 2015 for our officers, the EBITDA factor was weighted at 50% and cash generated by operations at 50%, and individual goals were not applicable. For our other members of management, generally equal weight was given to each EBITDA factor, cash generated by operations and individual goals. Management bonuses are paid in cash approximately three months after the end of the fiscal year. EBITDA as adjusted for purposes of calculating management bonuses is equal to EBITDA for the fiscal year adjusted to exclude the impact of certain charges as pre-determined in our MIP for the fiscal year. EBITDA for purposes of calculating management bonuses for fiscal year 2015 was $78.6 million compared to $89.8 million in fiscal year 2014. For fiscal year 2015, the excluded charges from EBITDA in calculating management bonuses were acquisition-related expenses of $6.0 million, stock-based compensation expense of $1.0 million, Veritas Capital management fees of $2.4 million and purchase accounting expenses of $0.2 million. Also excluded from EBITDA for purposes of calculating management bonuses for fiscal year 2015 was EBITDA generated by the ASC Signal acquisition of $0.6 million. For fiscal year 2014, the charges that were excluded from EBITDA in calculating management bonuses were acquisition-related expenses of $4.2 million, stock-based compensation expense of $1.0 million, Veritas Capital management fees of $2.7 million, purchase accounting expenses of $1.5 million and expenses related to refinancing and issuance of a special dividend of $7.5 million. We are presenting EBITDA as adjusted for purposes of calculating management bonuses here to help investors understand how our management bonuses were calculated, and not as a measure to be used by investors to evaluate our operating results or liquidity.

Liquidity and Capital Resources

Overview

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and others that are related to uncertainties in the markets in which we compete and other global economic factors. We have historically financed, and intend to continue to finance, our capital and working capital requirements, including debt service and internal growth, through a combination of cash flows from our operations and borrowings under our senior secured credit facilities. Our primary uses of cash are cost of sales, operating expenses, debt service, income taxes and capital expenditures.

The term loans under our first and second lien credit facilities will mature and become payable in November 2017 unless we refinance at least 65% of our outstanding senior notes and satisfy certain other conditions prior to that time. However, if we refinance at least 65% of our outstanding senior notes and satisfy certain other conditions prior to the requisite deadline, the maturity of the term loans under our first and second lien credit facilities will be extended by approximately three and a half years. We intend to refinance at least 65% of our outstanding senior notes and satisfy the conditions necessary for the extension of the maturity dates of the term loans under our first and second lien credit facilities. On December 12, 2016, we entered into a commitment letter (the “Commitment Letter”) with UBS, AG, Stamford Branch and UBS Securities LLC (collectively, “UBS”), pursuant to which UBS has committed (subject to certain customary conditions) to provide and arrange a bridge loan facility of $245 million to refinance 100% of our existing senior notes (if we are otherwise unable to refinance our senior notes with certain other financing) and 100% of our second lien credit facility (see more information under the caption “Debt Obligations” below).

On September 17, 2015, we purchased the outstanding stock of ASC Signal for a payment of approximately $50.7 million in cash consideration, net of $2.2 million cash acquired, including a post-closing adjustment based on a determination of ASC Signal’s closing net working capital of $0.4 million paid in the first quarter of fiscal year 2016. We funded this acquisition with cash from operations and borrowings in an aggregate principal amount of $28.0 million under a new second lien term loan facility. See “Debt Obligations” under the caption “Contractual Obligations” below for more information.

Our Radant Technologies Division, formed in October 2013 from our acquisition of Radant, has achieved certain agreed-upon financial targets over the two years following the date of the acquisition. As a result, on December 16, 2015, we paid the previous owners of Radant $10.0 million in settlement of a contingent consideration earnout arrangement in connection with such acquisition.

Assuming we are successful in refinancing our senior notes prior to November, 2017, we believe that cash flows from operations and availability under our revolving credit facility included in our first lien credit facility will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	September 30, 2016	October 2, 2015	October 3, 2014
Cash and cash equivalents	$50.2	$37.5	$50.6
Working capital	$135.1	$113.4	$120.1

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.6 million as of September 30, 2016, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of September 30, 2016, excluding approximately $4.5 million of outstanding letters of credit, our total indebtedness was $545.3 million before the total unamortized debt discount of $2.6 million and debt issuance costs of $8.2 million. We also had an additional $25.5 million available for borrowing under our revolving credit facility as of September 30, 2016. Our liquidity requirements are significant, primarily due to debt service requirements. For fiscal year 2016, our interest expense exclusive of debt issuance costs and discount amortization was $34.4 million, and our cash interest paid was $34.6 million. With the additional borrowings under a new second term loan facility we entered into on September 17, 2015 to partially fund the ASC Signal acquisition, our interest expense in fiscal year 2016 increased compared to the prior year .
As of September 30, 2016, we were in compliance with the covenants under the agreements governing our existing senior secured credit facilities and the indentures governing our senior notes.

Free Cash Flow and Adjusted Free Cash Flow

Our free cash flow and adjusted free cash flow were $20.2 million and $29.1 million, respectively, for fiscal year 2016. Free cash flow represents net cash provided by operating activities minus capital expenditures. Adjusted free cash flow represents free cash flow further adjusted to exclude certain acquisition-related and non-ordinary course professional costs, Veritas Capital management fees and the estimated tax benefit from these expenses. While these items may be recurring in nature, our management team believes that excluding such inflows and outflows from the presentation provides investors with an important supplemental metric by which to evaluate our operating financial performance and liquidity.

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

The following table reconciles free cash flow and adjusted free cash flow, non-GAAP financial measures, from a GAAP financial measure (in millions):

Fiscal Year 2016
Net cash provided by operating activities	$26.1
Cash capital expenditures	(5.9)
Free cash flow	20.2

Adjustments:
Cash paid for acquisition-related and non-ordinary course professional expenses(1)	8.6
Cash paid for Veritas Capital management fee(2)	2.3
Tax benefit from above adjustments(3)	(2.0)
Total adjustments	8.9
Adjusted free cash flow	$29.1

Net income	$5.7

(1) Represents transaction costs related to the evaluation, negotiation, closing and integration of acquisitions, payment of a contingent consideration to the former owners of Radant and costs related to other special projects. Costs include fees for attorneys and other professional services, as well as expenses related to integration of acquired operations into those of CPI.

(2) Represents a management fee paid to Veritas Capital for advisory and consulting services.
(3) Represents the tax benefit from the adjustments described in footnotes (1) and (2).

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Net cash provided by operating activities	$26.1	$20.6	$53.6
Net cash used in investing activities	(6.0)	(56.9)	(44.5)
Net cash provided by (used in) financing activities	(7.5)	23.2	(25.6)
Net increase (decrease) in cash and cash equivalents	$12.6	$(13.1)	$(16.5)

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $26.1 million in fiscal year 2016 was attributable to net income of $5.7 million and depreciation, amortization and other non-cash charges of $31.2 million, partially offset by net cash used in working capital of $10.8 million. The primary uses of cash for working capital during fiscal year 2016 were an increase in inventories in anticipation of fulfilling certain customer orders and a decrease in accrued expenses. The decrease in accrued expenses reflects the operating portion of the settlement of a contingent consideration earnout arrangement associated with the Radant acquisition, revenue recognition during fiscal year 2016 for which customer advances assumed from ASC Signal acquisition were applied, and payments made for previously accrued acquisition expenses related to ASC Signal. The aforementioned uses of cash for working capital were partially offset by an increase in net income tax payable due to the higher income tax expense for fiscal year 2016.

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

Investing Activities

Investing activities for fiscal year 2016 comprised capital expenditures of $5.9 million and an additional payment of $0.4 million made for the purchase of the outstanding stock of ASC Signal. The additional consideration resulted from post-closing adjustment related to ASC Signal’s working capital. The investing outflows were partially offset by $0.3 million cash proceeds received from the sale of available-for-sale securities.

Investing activities for fiscal year 2015 comprised a payment of $50.4 million made for the purchase of the outstanding stock of ASC Signal and capital expenditures of $6.5 million.

Investing activities for fiscal year 2014 comprised a payment of $36.8 million made for the purchase of the outstanding stock of Radant and capital expenditures of $7.7 million.

Financing Activities

Financing activities for fiscal year 2016 comprised the financing portion of the settlement of the contingent consideration associated with the Radant acquisition for $4.3 million, repayment of borrowings under CPII’s first lien term loan facility of $3.1 million and payments of debt issuance costs totaling $0.1 million.

Financing activities for fiscal year 2015 comprised borrowings in the amount of $27.4 million, net of issue discount, under CPII’s new second lien term loan facility, partially offset by repayments of borrowings under CPII’s first lien term loan facility of $3.1 million and payments of debt issuance costs totaling $1.1 million.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2016 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2017	2018	2019	2020	2021	Thereafter
Operating leases	$10,126	3,058	2,327	1,453	687	210	2,391
Purchase commitments	46,246	42,915	2,933	398	—	—	—
Debt obligations	545,250	10,051	535,199	—	—	—	—
Interest on debt obligations	45,193	34,059	11,134	—	—	—	—
Total cash obligations	$646,815	$90,083	$551,593	$1,851	$687	$210	$2,391
Standby letters of credit	$4,542	$4,542

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates and that interest rates in effect on September 30, 2016 remain constant for future periods. The debt obligations in the above table also reflect the prepayment requirement under our senior secured credit facilities, which is calculated based on a percentage of “excess cash flow” as defined in the credit agreement governing our senior secured credit facilities. The excess cash flow mandatory prepayment is applied to scheduled installments of the first lien term loan facility (and allocated to such scheduled installments in direct order to the remaining scheduled installments) until paid in full. The excess cash flow mandatory prepayment is required to be made within five business days of issuing the year-end consolidated financial statements. Based on the results for fiscal year 2016, we determined a prepayment of $10.1 million will be required to be made during the first quarter of fiscal year 2017. Classified accordingly as current in the consolidated balance sheet, this $10.1 million is the only excess cash flow payment reflected in the table above. The remaining balance on our senior secured credit facilities is classified as noncurrent.

The above table also excludes (i) any optional prepayments on our term loan facilities, and (ii) the effect of anticipated refinancing of our senior notes by November 17, 2017 as described above, which would, subject to the satisfaction of certain other conditions, extend the maturity date for the term loan facilities from November 2017 to April 2021. Also excluded from the table above are future cash flows associated with our uncertain tax positions and our ASC Signal division's environmental loss contingency (see the information under the captions “Contingent Income Tax Obligations” and “Environmental Costs,” respectively, below).

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the actual timing and amount of payments may be different.

Leases: We are committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of our leases provide for escalating lease payments. Assets subject to capital leases as of September 30, 2016 were not material.

Purchase Commitments: As of September 30, 2016, we had known purchase commitments of $46.2 million, which include primarily future purchases for inventory-related items under various purchase arrangements as well as other obligations in the ordinary course of business that we cannot cancel or for which we would be required to pay a termination fee in the event of cancellation.

Debt Obligations: As of September 30, 2016, our long-term debt consisted of the following (in thousands):

Senior Secured Credit Facilities:
First Lien Credit Agreement:
Revolver	$—
First Lien Term Loan	302,250
Less unamortized original issue discount	(521)
Less unamortized debt issuance costs[a]	(5,717)
296,012
Second Lien Credit Agreement:
Second Lien Term Loan	28,000
Less unamortized original issue discount	(476)
Less unamortized debt issuance costs	(1,009)
26,515

Senior Notes	215,000
Less unamortized original issue discount	(1,588)
Less unamortized debt issuance costs	(1,488)
211,924

Long term debt, net of discount and debt issuance costs	534,451
Less current portion	(10,051)
Long-term portion	$524,400

Standby letters of credit secured by Revolver	$4,542

[a]	Amounts comprised debt issuance costs associated with both Revolver and First Lien Term Loan.

Senior Secured Credit Facilities. In April 2014, we entered into a first lien credit agreement, which provides for (a) a first lien term loan in an aggregate principal amount of $310.0 million and (b) a $30.0 million revolving credit facility. We borrowed the full amount of the first lien term loan facility in connection with our April 2014 debt restructuring. No borrowings have been made to date under the revolving credit facility (other than for approximately $4.5 million of outstanding letters of credit as of September 30, 2016). We may seek commitments for new term loans and revolving loans in an amount not to exceed $75.0 million plus the aggregate amount of certain prepayments outlined in the first lien credit agreement.

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

Except as noted below, the first lien term loan and the second lien term loan will mature on November 17, 2017 and the revolving credit facility will mature on August 19, 2017. However, if (a) in the case of the term loans, on or before November 17, 2017, and, in the case of the revolving credit facility, on or before August 19, 2017, CPII has repaid or refinanced no less than 65% of our senior notes outstanding as of the closing date of the first lien term loan, or (b) the first lien leverage ratio as of August 19, 2017 is 2.50:1 or less on a pro forma basis, then the term loans will mature on April 7, 2021 and the revolving credit facility will mature on April 7, 2019.

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

Anticipated Refinancing of the Senior Notes and the Second Lien Credit Agreement. On December 12, 2016, we entered into a Commitment Letter with UBS, pursuant to which UBS has committed to provide and arrange the bridge loan financing of $245 million providing the funding necessary for the anticipated refinancing of our senior notes (if we are otherwise unable to refinance our senior notes with certain other financing) and second lien credit facility. This financing commitment is subject to certain customary conditions set forth in the Commitment Letter, including the execution and delivery of documentation, the accuracy of representations, the absence of events of default, the absence of material adverse changes and other customary closing conditions.

See Note 6, “Long-term Debt,” to the accompanying consolidated financial statements for more details on our credit agreements.

Contingent Income Tax Obligations

Uncertain tax positions, including any related interest accrual, represent unrecognized tax benefits related to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of September 30, 2016, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, our total unrecognized tax benefits of $2.7 million reported as other long-term liability in our consolidated balance sheet has been excluded from the contractual obligations table above.

See Note 11, “Income Taxes,” to the accompanying consolidated financial statements for more information.

Environmental Costs

ASC Signal's environmental liabilities were estimated to total approximately $1.6 million as of September 30, 2016 for remediation efforts related to volatile organic compounds (“VOC”) and other contamination at ASC Signal's Whitby, Ontario manufacturing facility. We have environmental liability insurance policies which are expected to fully indemnify us from any costs incurred for the remediation efforts. As we believe that the expected remediation costs will be less than the insurance policy limits and due to the uncertainty with respect to the timing of future cash flows associated with the environmental remediation, the environmental loss reserve reported as other long-term liability in our consolidated balance sheet has been excluded from the contractual obligations table above.

The calculation of environmental loss reserve is based on the evaluation of currently available information. Actual costs to be incurred in future periods may vary from the amount of reserve given the uncertainties regarding the status of laws, regulations, enforcement policies, and the impact of potentially responsible parties, technology and information related to affected site.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for fiscal year 2016 were $5.9 million. In fiscal year 2017, ongoing capital expenditures are expected to be approximately $9.0 to $10.0 million and to be funded by cash flows from operating activities.

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

Inventory valuation

We assess the valuation of inventory and periodically write down the value for estimated excess and obsolete inventory based upon actual usage and estimates about future demand. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Management personnel play a key role in our excess inventory review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If our estimates regarding demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may incur losses or gains in excess of our established markdown amounts that could be material. Obsolescence is determined based on several factors, including competitiveness of product offerings, product life cycles and market conditions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

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

We assess the recoverability of the carrying value of goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of any of these assets might exceed their current fair values. Goodwill and indefinite-lived intangible assets are tested for impairment by first evaluating qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit (each of our eight divisions) and indefinite-lived intangible asset is less than the carrying value. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, we may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value. For each reporting unit or indefinite-lived intangible asset in which the impairment assessment concludes that it is not more likely than not that the fair value is less than its carrying value, the currently prescribed quantitative impairment test based on a two-step approach is not performed. Otherwise, the quantitative impairment test is required. With the two-step approach, first, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent the reporting unit’s carrying value of goodwill exceeds its implied fair value, impairment exists and must be recognized. This process requires the use of discounted cash flow models that utilize certain judgments and estimates, including projections of future revenue and expenses, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

At September 30, 2016 and October 2, 2015, the carrying amount of goodwill and other intangible assets with indefinite useful lives was $251.6 million and $250.5 million, respectively. Based on our qualitative assessment performed in the fourth quarter of fiscal year 2016, goodwill and other intangible assets with indefinite useful lives were determined to have fair values that are more likely than not to be greater than the carrying amounts. We will continue to evaluate the need for impairment at least annually in the fourth quarter or in other fiscal quarters if changes in circumstances or available information indicate that impairment may have occurred.

At September 30, 2016 and October 2, 2015, the carrying amount of property, plant and equipment and finite-lived intangible assets was $285.1 million and $306.8 million, respectively. We review the carrying values of long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. We assess the recoverability of property, plant and equipment to be held and used and finite-lived intangible assets by a comparison of the carrying amount of an asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or group of assets. If such assets are considered impaired, then the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. This process requires the use of cash flow models that utilize estimates of future revenue and expenses. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

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

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of September 30, 2016, we had (i) fixed-rate senior notes of $211.9 million (net of $1.6 million unamortized original issue discount and $1.5 million debt issuance costs) due in 2018, bearing interest at 8.75% per year, (ii) a variable-rate first lien term loan of $296.0 million (net of $0.5 million unamortized original issue discount and $5.7 million debt issuance costs), and (iii) a variable-rate second lien term loan of $26.5 million (net of 0.5 million unamortized original issue discount and $1.0 million debt issuance costs), which we entered into on September 2015 to partially fund the ASC Signal acquisition.
Both the variable-rate first lien term loan and the variable-rate second lien term loan are subject to changes in the LIBOR rate. As of September 30, 2016, the variable interest rates on the first lien term loan and the second lien term loan were 4.25% and 8.00%, respectively.
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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operations in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At September 30, 2016, the fair value of foreign currency forward contracts comprised a short-term asset of $1.2 million (prepaid and other current assets) and a short-term liability of $0.2 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. At September 30, 2016, the unrealized gain, net of tax of $0.2 million, was $0.6 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next five fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of comprehensive income. No ineffective amounts were recognized due to anticipated transactions failing to occur for fiscal years 2016, 2015 and 2014.

As of September 30, 2016, we had entered into Canadian dollar forward contracts for approximately $60.0 million (Canadian dollars), or approximately 75% of estimated Canadian dollar denominated expenses for October 2016 through September 2017, at an average rate of approximately 0.75 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.5 million annually to our net income.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of September 30, 2016.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the board of directors of CPI International, Inc. (“CPII”), the board of directors of CPI International Holding Corp. (“Parent”) and our named executive officers as of December 14, 2016.

Name	Age	Office and Position
O Joe Caldarelli	66	Chief Executive Officer and Director
Robert A Fickett	56	President, Chief Operating Officer and Director
Joel A Littman	64	Chief Financial Officer, Treasurer and Secretary
John R Beighley	64	Vice President and Assistant Secretary of CPII
Andrew E Tafler	61	Vice President of CPII
Hugh D Evans	48	Chairman of the Board of Directors, Director
Benjamin M Polk	65	Director
Michael J Meehan	76	Director
Admiral Leighton W Smith, Jr.	77	Director

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

DIRECTOR COMPENSATION
Director Compensation Table
The table below summarizes the compensation paid to or earned by each person who was a director of the Company during the fiscal year ended September 30, 2016, other than any director who is an executive officer. Mr. Caldarelli and Mr. Fickett are also named executive officers, and information regarding compensation paid to or earned by them is presented below under “Executive Compensation-Summary Compensation Table” and the related explanatory tables and narrative disclosures. Mr. Caldarelli and Mr. Fickett did not receive any additional compensation for their service as directors.

	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards	All Other Compensation	Total Compensation
Hugh D. Evans	—	—	—	—	—
Benjamin M Polk	—	—	—	—	—
Michael J. Meehan(2)	38,000	—	—	—	38,000
Admiral Leighton W. Smith Jr.(2)	38,000	—	—	—	38,000

(1)	For a description of the fees earned by the non-employee directors during the fiscal year ended September 30, 2016, see the disclosure below under “Narrative to Director Compensation Table.”

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

All Class B membership interests in Holding LLC granted to Mr. Meehan and Admiral Smith are fully vested as of September 30, 2016.
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

EXECUTIVE COMPENSATION
Forward-looking Statements

This section contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements that are predictive in nature; that depend upon or refer to future events or conditions; or that include words, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or variations or negatives of such words or similar or comparable words or phrases. These statements are only predictions. Forward-looking statements are based on the Company’s current expectations and projections about future events and are subject to risks, uncertainties and assumptions that may cause results to differ materially from those set forth in the forward looking statements. The forward-looking statements may include statements regarding actions to be taken by the Company. The Company undertakes no obligation to publicly update any forward looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the uncertainties that may affect the Company’s business, particularly those mentioned in the cautionary statements in Item 1A “Risk Factors” of this report and in the other periodic reports filed by the Company with the Securities and Exchange Commission (“SEC”).
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
From time to time, the board of directors may utilize the services of independent consultants to perform analyses and to make recommendations to the board of directors relative to executive compensation matters. During fiscal years 2014, 2015 and 2016, the board of directors was not advised by any compensation consultants. The recommendations of the chief executive officer are also solicited by the board of directors with respect to compensation for named executives other than the chief executive officer.

Elements and Brief Description of Components of Compensation
The elements of our compensation program consist of the following:
Salary
In view of our desire to reward performance and loyalty and to place a significant portion of each executive officer’s compensation at risk, we regard salary as only one component of the compensation of our named executive officers. Our executive officers’ salaries for fiscal year 2016 were approved by our board of directors.
We review the base salaries of our named executive officers annually, after receiving recommendations from our chief executive officer.
Management Incentive Plan
Under our Management Incentive Plan (“MIP”), we set objective financial and performance goals near the beginning of each fiscal year. Each executive officer receives an award under which he will receive a bonus equal to a percentage of his base salary; the applicable percentage depends on whether, and the extent to which, the objective performance goals are achieved for the fiscal year. For each fiscal year, we determine a minimum level of objective performance goals that must be achieved before the executive officers will receive any bonuses under the MIP. The goals and calculations underlying the MIP for fiscal year 2016 are discussed in greater detail under “Management Incentive Plan Awards for Fiscal Year 2016.” The executive officers’ goals under the MIP for fiscal year 2016 were set and approved by our board of directors.
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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The board of directors, which serves as the compensation committee for the Company, has reviewed the Compensation Discussion and Analysis for fiscal year 2016 and discussed its contents with the Company’s management. Based on such review and discussions, the board of directors recommended that the Compensation Discussion and Analysis be included in the annual report on Form 10-K.

Board of Directors
O. Joe Caldarelli
Hugh D. Evans
Robert A. Fickett
Michael J. Meehan
Benjamin M. Polk
Admiral Leighton W. Smith Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
We do not have a separate compensation committee, and the board of directors of Parent is responsible for the oversight of our compensation programs and policies. The board of directors consists of four non-employee directors and two executive officers, Mr. Caldarelli and Mr. Fickett. The executive officers on the board of directors are excluded from the decision-making process with respect to themselves.
SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid to or earned for the fiscal year ended September 30, 2016 by:

•	the chief executive officer;

•	the chief financial officer; and

•	the three other most highly compensated individuals who were serving as executive officers of the Company at the end of the fiscal year.

These individuals are referred to in this proxy as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation(c)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(d)	All Other Compensation(e)	Total
O. Joe Caldarelli (a)(b)	2016	$455,997	$—	$—	$—	$217,680	$44,487	$718,164
Chief Executive Officer	2015	491,997	—	—	—	112,333	70,064	674,394
	2014	557,996	—	—	1,047,345	133,149	74,992	1,813,482
Joel A. Littman	2016	354,308	—	—	82,595	—	53,596	490,499
Chief Financial Officer,	2015	344,308	—	—	54,742	—	52,187	451,237
Treasurer & Secretary	2014	334,442	—	—	402,239	—	51,606	788,287
Robert A. Fickett	2016	413,769	—	—	106,696	—	58,902	579,367
Chief Operating Officer	2015	401,769	—	—	144,631	—	58,187	604,587
& President	2014	390,038	`	—	534,352	—	56,775	981,165
John R. Beighley	2016	195,923	—	—	39,504	—	38,187	273,614
Vice President	2015	192,192	—	—	56,134	—	37,935	286,261
	2014	189,192	—	—	96,421	—	37,652	323,265
Andrew E. Tafler (a)	2016	180,213	—	—	119,617	—	32,068	331,898
Vice President	2015	188,692	—	—	46,444	—	34,266	269,402
	2014	207,634	—	—	190,889	—	38,210	436,733

(a)
For Mr. Caldarelli and Mr. Tafler , salary, non-equity incentive plan compensation and all other compensation amounts are denominated in Canadian dollars. Salary and all other compensation amounts were converted to U.S. dollars using the average exchange rate during fiscal year 2016 of approximately US$0.76 for C$1.00, during fiscal year 2015 of approximately US$0.82 for C$1.00 and during fiscal year 2014 of approximately US$0.93 for C$1.00. Non-equity incentive plan compensation amounts were converted to U.S. dollars for fiscal year 2016 using an exchange rate as of September 30, 2016 of approximately US$0.76 for C$1.00, for fiscal year 2015 using an exchange rate as of October 2, 2015 of approximately US$0.76 for C$1.00 and for fiscal year 2014 using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00.

(b)
Mr. Caldarelli’s base salary has remained constant at C$600,000 since January 7, 2012. Any changes to his base salary as reported on the table were a result of the changing U.S. dollar to Canadian dollar exchange rate.

(c)
Includes amounts earned under the Company’s MIP for all of the named executive officers and amounts earned under the Company’s sales incentive plan for Mr. Beighley. As noted above, for Mr. Caldarelli and Mr. Tafler, the payments are denominated in Canadian dollars, and the fiscal year 2016 amount was converted to U.S. dollars using an exchange rate as of September 30, 2016 of approximately US$0.76 for C$1.00, while the fiscal year 2015 amount was converted to U.S. dollars using an exchange rate as of October 2, 2015 of approximately US$0.76 for C$1.00 and the fiscal year 2014 amount was converted to U.S. dollars using an exchange rate as of October 3, 2014 of approximately US$0.89 for C$1.00.

In addition to the MIP awards, the Board of Directors awarded a discretionary bonus of $65,000 to Mr. Fickett and $35,000 to Mr. Littman for fiscal year 2016.
For fiscal year 2016 and 2015, Mr. Caldarelli, at his discretion, voluntarily reduced the bonus which he was entitled to under the MIP by the entire amount of US$119,315 for fiscal year 2016 and US$95,917 for fiscal year 2015, and the amounts were redistributed in equal amounts to all other plan participants, except CPI officers, division presidents and certain other participants.
(d)    Mr. Caldarelli’s pension plan is denominated in Canadian dollars. The aggregate change in the actuarial present value of the pension benefit obligation during fiscal years 2014, 2015 and 2016 consists of the following:

	Fiscal Year 2014	Fiscal Year 2015	Fiscal Year 2016
U.S. dollar changes in Canadian pension benefit obligation	$284,689	$131,548	$217,680
Increases in pension benefit obligation as a result of the changing U.S. dollar to Canadian dollar exchange rate	(151,540)	(19,215)	—
Total changes in pension benefit obligation in U.S. dollars	$133,149	$112,333	$217,680

The amounts above were calculated using an exchange rate at the beginning of fiscal year 2014 of approximately US$0.98 for $C$1.00, at the end of 2014 of approximately US$0.89 for C$1.00, at the end of fiscal year 2015 of approximately US$0.76 for C$1.00, at the end of fiscal year 2016 of approximately US$0.76 for C$1.00

(e)	Details regarding the various amounts included in this column are provided in the following table entitled “All Other Compensation Table for Fiscal Year 2016.”
All Other Compensation Table for Fiscal Year 2016
The components of the amounts shown in the “All Other Compensation” column of the “Summary Compensation Table” are displayed in detail in the following table.

Name of Executive	Company 401(k) Contribution	Car Allowance (a)	Tax Gross-ups (b)	Payments to Non-qualified Deferred Compensation Plan (c)	Cash in Lieu of Pension (d)	Payments to Defined Contribution Plan (e)	Other Compensation	Total
O. Joe Caldarelli	$—	$29,589	$14,898	$—	$—	$—	$—	$44,487
Joel A. Littman	12,935	25,200	—	15,461	—	—	—	53,596
Robert A. Fickett	12,588	25,200	—	21,114	—	—	—	58,902
John R. Beighley	9,306	25,200	—	3,681	—	—	—	38,187
Andrew E. Tafler	—	19,167	—	—	2,963	9,938	—	32,068

(a)
Represents the total cost to the Company for use by the named executive officer of a company car during fiscal year 2016. For Mr. Caldarelli, this includes amounts paid by the Company for lease costs, reimbursement of gas, maintenance costs and car insurance. For Mr. Caldarelli and Mr. Tafler, the amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2016 of approximately US$0.76 for C$1.00.

(b)
Represents tax gross-ups paid to Mr. Caldarelli related to the use of a company car. The amounts were converted to U.S. Dollars using the average exchange rate during fiscal year 2016 of approximately US$0.76 for C$1.00.

(c)	Represents amount to be contributed by the Company to the non-qualified deferred compensation plan for fiscal year 2016.

(d)
The Company’s Canadian subsidiary makes contributions to a defined benefit plan (discussed under “Pension Benefits” below). The amounts in this column represent the excess of the amount the Company is obligated to contribute over the governmentally imposed limitation on contributions. The amounts shown are denominated in Canadian Dollars and were converted to U.S. Dollars using the average exchange rate during fiscal year 2016 of approximately US$0.76 for C$1.00.

(e)
Represent C$13,077 contributed by the Company to the defined contribution plan for fiscal year 2016. The amount is denominated in Canadian Dollars and was converted to U.S. Dollars using the average exchange rate during fiscal year 2016 of approximately US$0.76 for C$1.00.

Grants of Plan-based Awards For Fiscal Year 2016
The following table provides information concerning grants of plan-based awards to each of the named executive officers for the fiscal year ended September 30, 2016.

		Date of Approval by	Estimated Future Payments Under Non-equity Incentive Plan Awards(1)			Actual Payouts Under Non-equity Incentive Plan	All Other Stock Awards: Number of Shares of Stock or Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Compensation Committee	Threshold ($)	Target ($)	Maximum ($)	Awards(2) ($)	Units (#)	Options (#)	Awards ($/Sh)	Awards ($)
O. Joe Caldarelli (3)	—	—	$136,800	$456,000	$957,600	$—	—	—	—	—
Joel A. Littman	—	—	64,260	214,200	428,400	82,595	—	—	—	—
Robert A. Fickett	—	—	93,825	312,750	688,050	106,696	—	—	—	—
John R. Beighley	—	—	24,365	97,500	181,927	39,504	—	—	—	—
Andrew E. Tafler (3)	—	—	27,246	90,820	204,345	119,617	—	—	—	—

(1)	Amounts represent possible payouts under the Company’s MIP for fiscal year 2016 for all of the named executive officers.

(2)
The amounts in this column represent the actual payouts under the MIP for fiscal year 2016 for all of the named executive officers. The amounts in this column are also included in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

(3)
For Mr. Caldarelli & Mr. Tafler, estimated future payments under non-equity incentive plan awards and actual payouts under non-equity incentive plan awards are denominated in Canadian dollars, which were converted to U.S. dollars using an exchange rate as of September 30, 2016 of approximately US$0.76 for C$1.00.

For fiscal year 2016, Mr. Caldarelli, at his discretion, voluntarily reduced the bonus which he was entitled to under the MIP by the entire amount of US$119,315, and this amount was redistributed in equal amounts to all other participants, except CPI officers, division presidents and certain other participants.

Grants of Equity-based Awards For Fiscal Year 2016
There are no equity-based awards granted to named executive officers during fiscal year 2016.

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
Each of these executive officers is eligible to receive an annual cash bonus through participation in the Company’s MIP, as in effect from time to time, and awards under the Company’s equity incentive plans. For fiscal year 2016, the target bonuses for Messrs. Caldarelli, Fickett and Littman under the Company’s MIP were 1.0, 0.75 and 0.60 respectively, times their respective base salaries. Each of these executive officers is eligible to participate in other benefit plans, policies and programs.
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

Mr. Tafler
CPI Canada is a party to an employment letter agreement, dated June 21, 2004, with Mr. Tafler that provides for an annual base salary of $165,000. The Company's current practice is for the base salary to be reviewed and adjusted as appropriate. The letter provides that Mr. Tafler is entitled to participate in the Company’s MIP. Mr. Tafler is also entitled to participate in the executive car program and the defined contribution plan. If Mr. Tafler is terminated without cause, he will be entitled to continued payment of his base salary for 12 months. If Mr. Tafler is terminated without cause at any time during the two-year period following a change-in-control event, he will be entitled to continued payment of base salary for 12 months, the continuation of employee benefits for the severance period, 100% of the management incentive award that otherwise would have been earned by him, continued use of his company car and full outplacement services. In order to receive the foregoing severance benefits, Mr. Tafler will be required to execute a general release in favor of the employer.

Management Incentive Plan Awards for Fiscal Year 2016
For fiscal year 2016, our board of directors established goals under the MIP based on earnings before interest, taxes, depreciation and amortization, further adjusted to exclude stock-based compensation expense, certain acquisition-related and non-ordinary course professional expenses, Veritas Capital management fees and purchase accounting expenses (“Adjusted EBITDA”), and cash flows from operating activities before taxes, interest and certain acquisition-related and non-ordinary course professional expenses and Veritas Capital management fees, less recurring cash flow from investing activities (“Adjusted Operating Cash Flow”). Minimum and maximum Adjusted EBITDA and Adjusted Operating Cash Flow goals were established at the corporate level and at each division. No bonus is payable with respect to a performance factor if the performance is below the minimum goal. Performance above the maximum level would not result in any increase in bonus.

In addition to the MIP awards, the Board of Directors awarded a discretionary bonus to several members of senior management, including Mr. Fickett $65,000 and Mr. Littman $35,000.

The following table sets forth for fiscal year 2016, the minimum threshold goals (below which no bonuses based on the corresponding factor would be paid) and the maximum goals (above which no bonuses based on the corresponding factor would be paid), for Company Adjusted EBITDA and Adjusted Operating Cash Flow as well as the Company’s actual performance for the year (dollars in millions).

Performance Factor	Minimum Threshold	Maximum Threshold	Actual Performance
Company Adjusted EBITDA	$87.2	$100.2	$86.1
Company Adjusted Op. Cash Flow	72.5	86.5	73.4

In calculating Adjusted EBITDA for fiscal year 2016, the Company excluded the following items: stock-based compensation expense of $0.6 million, transaction costs related to the evaluation, negotiation, closing and integration of acquisitions and non-ordinary course professional expenses of $2.3 million, Veritas Capital management fees of $2.6 million, and an adjustment for the impact of the revaluation of acquired assets and liabilities of $1.3 million. The base salary used for each executive was: Mr. Caldarelli C$600,000 Canadian, Mr. Littman $357,000, Mr. Fickett $417,000, Mr. Beighley $197,000, and Mr. Tafler C$239,000 Canadian.

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

For fiscal year 2016, the CMP Division’s actual Adjusted EBITDA was below the minimum threshold and the CMP Division's actual Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 19% of the difference between the minimum and the maximum thresholds.

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

For fiscal year 2016, the MPP Division’s actual Adjusted EBITDA and actual Adjusted Operating Cash Flow were both below the minimum thresholds.

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

For fiscal year 2016, the Satcom Division’s actual Adjusted EBITDA exceeded the maximum threshold, and the Satcom Division’s Adjusted Operating Cash Flow exceeded the minimum threshold by an amount equal to approximately 90% of the difference between the minimum and maximum thresholds.

The MIP provided that total aggregate bonus payments under the MIP for fiscal year 2016 would not exceed 8% of Adjusted EBITDA. For fiscal year 2016, the bonuses actually paid under the MIP did not approach this limit.

Except in the case of scheduled retirement, death or disability or as otherwise provided in an employee’s employment agreement, to be eligible for a bonus award, an executive officer must be on the payroll in good standing at the end of the fiscal year and at the time of payment. Payments are expected to be distributed on January 6, 2017 for U.S. executive officers, and no later than the end of January 2017 for Canadian executive officers. In the event of scheduled retirement, death or disability, a pro rata payment will be made to the executive officer or the executive officer’s estate.

Sales Incentive Plan Awards for Fiscal Year 2016

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

The following table sets forth for fiscal year 2015, the minimum threshold goals (below which no bonuses based on the corresponding factor would be paid) and the maximum goals (above which no bonuses based on the corresponding factor would be paid), and the actual performance for Mr. Beighley:

Performance Factor	Minimum Threshold	Maximum Threshold	Actual Performance
Worldwide Field Orders ($millions)	$244.4	$339.5	$265.2
Days Sales Outstanding (Europe)	57 days	49 days	53.2 days
Advance Payments ($millions)	$26.0	$35.0	$26.1
Past Due Receivables (Europe)	9%	5%	10.29%
Past Due Receivables (U.S./Rest of World)	7%	2%	9.6%

Outstanding Equity Awards at September 30, 2016

There are no unvested equity awards outstanding as of September 30, 2016.
Class B Membership Interest Vested for Fiscal Year 2016

Name of Executive	Class B Membership Interest
	Membership Interest Vested (%)(1)	Value Realized on Vesting ($)(2)
O. Joe Caldarelli	0.20%	$456,366
Joel A. Littman	0.08%	182,546
Robert A. Fickett	0.12%	273,820
John R. Beighley	0.02%	45,637
Andrew E. Tafler	0.06%	136,910

(1)	Represents Class B membership interests in Holding LLC that vested on April 27, 2016.

(2)
The market values of Class B membership interests that were vested at September 30, 2016 were determined by management using an income approach based on a cash flow methodology, the ownership percentage in Holding LLC, the preference of the Class A membership interests, and a discount for lack of liquidity.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
O. Joe Caldarelli	Pension Plan for Executive Employees of Communications & Power Industries Canada Inc. (as applicable to O. Joe Caldarelli)	37	$1,609,688	—

(1)	Amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2016 of approximately US$0.76 for C$1.00.

Narrative Disclosure to Pension Benefits Table

In December 2002, CPI Canada adopted a defined benefit pension plan for its chief executive officer, O. Joe Caldarelli. CPI Canada, Mr. Caldarelli’s employer, is the administrator of the plan. The amount of annual pension payable to Mr. Caldarelli at age 65, which is the normal retirement age as defined in the plan, is equal to: (i) 2% of the average of Mr. Caldarelli’s highest average indexed earnings for each year of pensionable service before December 31, 1990 plus (ii) the aggregate of 2% of Mr. Caldarelli’s indexed earnings for each year of pensionable service on or after January 1, 1991. In effect, under current Canadian regulations, as of the end of December 2016, the annual pension amount would be limited to C$2,890 per year of pensionable service. As used above and defined in the plan, “earnings” refers to salary, commissions, bonus and profit sharing; “pensionable service” (subject to exceptions for certain temporary absences) refers to the number of years and completed months of continuous service in Canada with the employer and all pensionable service recognized under The Retirement Plan of Communications & Power Industries Canada Inc. (the predecessor plan), “indexed earnings” means, for any given calendar year, the earnings adjusted to the date of calculation (which is the earliest date of retirement, termination of employment, date of death or termination of the plan) to reflect increases after the year in the average weekly wages and salaries of the Industrial Aggregate as published by Statistics Canada, and “highest average indexed earnings” means the average of the highest three years of indexed earnings preceding any date of calculation. Amounts payable to Mr. Caldarelli under the plan cannot exceed the maximum pension limits under the Canadian Income Tax Act. Under current Canadian regulations, Mr. Caldarelli would have been entitled to a maximum pension of C$109,201 per year if he had retired at the end of December 2016.

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
The method of valuation for determining the present value of the accumulated benefit is based on the following assumptions:

	From 10/3/15 to 9/30/16	From 10/4/14 to 10/2/15	From 9/27/13 to 10/3/14
Mortality table	2014 Public Sector Mortality Table (with no size adjustment) using CPM Improvement Scale B	2014 Public Sector Mortality Table (with no size adjustment) using CPM Improvement Scale B	2014 Public Sector Mortality Table (with no size adjustment) using CPM Improvement Scale B
Expected rate of return on plan assets at the beginning of the year	5.50%	5.50%	5.50%
Expected rate of return on plan assets at the end of the year	5.50%	5.50%	5.50%
Discount rate of liabilities at the beginning of the year	3.90%	3.90%	4.50%
Discount rate of liabilities at the end of the year	3.10%	3.90%	3.90%
Rate of salary increase	3.00%	3.00%	3.00%
Rate of increase of monthly pension unit	1.00%	1.00%	1.00%
Average remaining service period of active employees	0.99	1.16	2.16
Age at retirement	65.85	65	65

Non-qualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Joel A. Littman	$—	15,461	$19,116	$—	$222,085
Robert A. Fickett	10,904	21,114	91,014	—	896,105
John R. Beighley	—	3,681	9,579	—	104,847

(1)	Amounts reported in this column are also included in the “Summary Compensation Table” in the “All Other Compensation” column.

(2)	Amounts reported in this column are not considered as “above market or preferential earnings” under SEC Rules and are therefore not included in the “Summary Compensation Table.”

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
The employment agreements with Messrs. Caldarelli, Fickett, Littman, Beighley, and Tafler could require the Company (or the applicable subsidiary) to make certain payments to those executive officers in connection with certain terminations of their employment, including in connection with a termination following a change of control of the Company. These agreements are described above under “Narrative Disclosure to Summary Compensation Table, Grants of Plan-based Awards Table and Grants of Other Equity-based Awards Table-Employment Agreements.”
Class B Membership Interests
The Class B membership interests granted to the named executive officers are subject to vesting over a five-year period. Upon the occurrence of a change of control, all unvested Class B membership interests will immediately become vested.

Calculation of Potential Payments upon Termination or Change in Control
The following table presents the Company’s estimate of the benefits payable to the named executive officers under the agreements described above in connection with certain terminations of their employment with the Company or its subsidiaries, including those in connection with a change in control. In calculating the amount of any potential payments to the named executive officers, the Company has assumed that the applicable triggering event (i.e., termination of employment) occurred on September 30, 2016.

Name	Compensation Element (3)	Termination Other than for Cause and Resignation for Good Reason— Not in Connection with Change of Control		Termination Other than for Cause and Resignation for Good Reason— In Connection with Change of Control		Termination for Cause or Resignation Other than for Good Reason		Death or Disability
O. Joe Caldarelli (1)	Base Salary	$912,000	(4)	$1,140,000	(9)	$—		$—
	Performance Bonus	859,043	(5)	2,355,219	(10)	119,315	(13)	119,315	(13)
	Acceleration of Equity Awards	—		—		—		—
	Continuation of Benefits	161,899	(6)	202,374	(11)	—		—
	Total	$1,932,942		$3,697,593		$119,315		$119,315
Joel A. Littman	Base Salary	$535,500	(4)	$714,000	(9)	$—		$—
	Performance Bonus	299,883	(5)	852,073	(10)	82,595	(13)	82,595	(13)
	Acceleration of Equity Awards	—		—		—		—
	Continuation of Benefits	103,818	(6)	138,424	(11)	—		—
	280G Tax Gross-up	—		—	(12)	—		—
	Total	$939,201		$1,704,497		$82,595		$82,595
Robert A. Fickett	Base Salary	$625,500	(4)	$834,000	(9)	$—		$—
	Performance Bonus	402,036	(5)	1,110,400	(10)	106,696	(13)	106,696	(13)
	Acceleration of Equity Awards	—		—		—		—
	Continuation of Benefits	120,233	(6)	160,311	(11)	—		—
	280G Tax Gross-up	—		—	(12)	—		—
	Total	$1,147,769		$2,104,711		$106,696		$106,696
John R. Beighley (2)	Base Salary	$197,000	(4)	$197,000	(9)	$40,322	(14)	$40,322	(14)
	Performance Bonus	39,504	(7)	39,504	(7)	—		39,504	(13)
	Acceleration of Equity Awards	—		—		—		—
	Continuation of Benefits	79,228	(6)	79,228	(11)	—		—
	Outplacement Services	15,000	(8)	15,000	(8)	—		—
	Total	$330,732		$330,732		$40,322		$79,826
Andrew E. Tafler (1)(2)	Base Salary	$181,640	(4)	$181,640	(9)	$—		$—
	Performance Bonus	119,617	(7)	119,617	(7)	—		119,617	(13)
	Acceleration of Equity Awards	—		—		—		—
	Continuation of Benefits	36,811	(6)	36,811	(11)	—		—
	Outplacement Services	15,000	(8)	15,000	(8)	—		—
	Total	$353,068		$353,068		$—		$119,617

(1)	The Company believes that the Section 280G tax gross-up amounts should not apply to Mr. Caldarelli or Mr. Tafler, as they typically receive little or no U.S.-source income from the Company.

(2)	Mr. Beighley and Mr. Tafler are not entitled to receive the benefits described in this table in the event of a voluntary termination of employment (whether or not for good reason).

(3)
Excludes any payments to be received upon termination of employment in connection with the non-qualified deferred compensation plan described above under “Narrative Disclosure to Non-qualified Deferred Compensation Table” and the pension plan described above under “-Narrative Disclosure to Pension Benefits Table.”

(4)
The amounts shown represent two years, 1.5 years, 1.5 years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Beighley’s and Mr. Tafler’s annual base salary (as applicable) as in effect on September 30, 2016. For Mr. Caldarelli and Mr. Tafler, salary amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2016 of approximately US$0.76 for C$1.00.

(5)
The amounts shown represent (i) the amount of the MIP awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2016 plus (ii) the average value of the amount paid under the Company’s MIP for fiscal years 2014, 2015 and 2016 (A) to Mr. Caldarelli, multiplied by two, (B) to Mr. Fickett multiplied by 1.5 and (C) to Mr. Littman multiplied by 1.5. For Mr. Caldarelli, his amount is denominated in Canadian dollars and was converted to U.S. dollars using an exchange rate as of September 30, 2016 of approximately US$0.76 for C$1.00.

(6)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for two years, 1.5 years, 1.5 years, 1.5 years and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Beighley and Mr. Tafler. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2016 of approximately US$0.76 for C$1.00.

(7)	The amounts shown represent the amounts of the MIP award that would have been payable to Mr. Beighley and Mr. Tafler for fiscal year 2016.

(8)	The amounts shown assume full outplacement services for a 12-month period with a firm providing transition support for executives.

(9)
The amounts shown represent 2.5 years, two years, two years, one year and one year, respectively, of Mr. Caldarelli’s, Mr. Fickett’s, Mr. Littman’s, Mr. Beighley’s and Mr. Tafler’s annual base salary (as applicable) as in effect on September 30, 2016. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2016 of approximately US$0.76 for C$1.00.

(10)
The amounts shown represent (i) the amount of the MIP awards that would have been payable to Mr. Caldarelli, Mr. Littman and Mr. Fickett, as applicable, for fiscal year 2016 plus (ii) the highest amount paid under the Company’s MIP during fiscal years 2014, 2015 and 2016 (A) to Mr. Caldarelli, multiplied by 2.5, (B) to Mr. Fickett multiplied by two and (C) to Mr. Littman multiplied by two. For Mr. Caldarelli, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2016 of approximately US$0.76 for C$1.00.

(11)
The amounts shown represent the aggregate value of the continuation of certain employee benefits for 2.5 years, two years, two years, 1.5 years and one year, respectively, for Mr. Caldarelli, Mr. Fickett, Mr. Littman, Mr. Beighley and Mr. Tafler. For purposes of the calculation of these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment or discount rates for determining present value. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2016 of approximately US$0.76 for C$1.00.

(12)
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

(13)
The amounts shown represent the amount of the MIP awards that would have been payable to Messrs. Caldarelli, Littman, Fickett, Beighley and Tafler, as applicable, for fiscal year 2016. For Mr. Caldarelli and Mr. Tafler, amounts are denominated in Canadian dollars and were converted to U.S. dollars using an exchange rate as of September 30, 2016 of approximately US$0.76 for C$1.00.

(14) The amount shown represents the special death benefit Mr. Beighley would receive in the event of his death, as described in his employment letter.

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
The following table sets forth information with respect to the beneficial ownership of the Class A and Class B membership interests in Holding LLC as of December 14, 2016 of: (1) each person or entity who beneficially owns 5% or more of the outstanding equity of Holding LLC; (2) each member of CPII’s board of directors, the board of directors of the Parent and the board of managers of the Holding LLC; (3) each of our named executive officers and directors; and (4) all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of Class A membership interests in Holding LLC listed below has sole voting and investment power as to the interests owned unless otherwise noted.

Name and Address of Beneficial Owner(1)	Percent of Class A Membership Interests(2)	Percent of Class B Membership Interests(3)
The Veritas Capital Fund IV, L.P.(4)(5)	42.63%	—
The Veritas Capital Fund III, L.P.(4)	30.79%	—
CICPI Holdings LLC(4)	21.32%	—
O. Joe Caldarelli	2.37%	1.00%
Robert A. Fickett	1.42%	*
Joel A. Littman	*	*
John R. Beighley	*	*
Hugh Evans(4)(6)	94.74%	—
Benjamin M. Polk(4)(6)	94.74%	—
Michael J. Meehan	—	*
Admiral Leighton W. Smith, Jr.	—	*
All executive officers and directors as a group (9 persons)(7)	99.60%	2.42%

* Represents less than 1% of total.

(1)	Except as otherwise indicated, addresses are c/o CPI International, Inc. 811 Hansen Way, Palo Alto, California 94303-1110.

(2)	Percentages do not reflect the impact of dilution due to the issuance of Class B membership interests.

(3)
Certain directors and members of our management were granted Class B membership interests in Holding LLC. Pursuant to the terms of the amended and restated limited liability company agreement governing Holding LLC, holders of Class B membership interests are entitled to receive a percentage of all distributions, if any, made by Holding LLC after the holders of the Class A membership interests, including Veritas Capital, have received a return of their invested capital plus an 8% per annum internal rate of return (compounded quarterly and accruing daily) on their unreturned invested capital. Holders of Class B membership interests are not entitled to any voting rights. The aggregate amount of outstanding Class B membership interests shall not exceed 7.5% of the aggregate amount of all outstanding Class A and Class B membership interests. The Class B membership interests will be non-transferable and will vest ratably over five years, beginning on the first anniversary of the grant date. Following consummation of the Merger, we granted Class B membership interests to members of our management and our independent directors in an aggregate amount equal to approximately 5.51% of the aggregate amount of all outstanding Class A and Class B membership interests. 98% of these Class B membership interests are currently vested.

(4)
The address for The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P., CICPI Holdings LLC, and Messrs. Evans and Polk is c/o Veritas Capital Fund Management, L.L.C. 9 West 57th Street, 29th Floor, New York, New York 10019.

(5)	Pursuant to the amended and restated limited liability company agreement governing Holding LLC, The Veritas Capital Fund IV, L.P. controls the appointment of the board of managers of Holding LLC.

(6)
Messrs. Evans and Polk, who are members of the board of managers of Holding LLC, control (i) Veritas Capital Partners IV, L.L.C., which is the general partner of The Veritas Capital Fund IV, L.P., (ii) Veritas Capital Partners III, L.L.C., which is the general partner of The Veritas Capital Fund III, L.P., and (iii) Veritas Capital Fund Management, L.L.C., which is the non-member manager of CICPI Holdings LLC and, as such, may be deemed beneficial owners of the Class A membership interests owned by each of The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and CICPI Holdings LLC. Messrs. Evans and Polk disclaim this beneficial ownership except to the extent of their pecuniary interest in such entities.

(7)
Includes Class A membership interests held by The Veritas Capital Fund IV, L.P., The Veritas Capital Fund III, L.P. and CICPI Holdings LLC, beneficial ownership of which may be deemed to be held by Messrs. Evans and Polk. See footnote 6 above. Messrs. Evans and Polk disclaim this beneficial ownership except to the extent of their pecuniary interest in such entities, if any.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Arrangements With Veritas

Advisory Agreement

In connection with the Merger, on February 11, 2011 we entered into an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Veritas Capital, pursuant to which Veritas Management will provide us with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023 and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or we terminate the advisory agreement. Pursuant to such agreement, we will pay Veritas Management an annual fee equal to the greater of $1 million and 3.0% of our Adjusted EBITDA, a portion of which is payable in advance annually beginning on the date of the Merger, and we will reimburse certain out-of-pocket expenses of Veritas Management. For fiscal year 2016, we incurred Veritas Management advisory fee expense (also referred to as “Veritas Capital management fees” in other sections of this Annual Report) of $2.6 million, of which $1.0 million was paid in fiscal year 2016 and $1.6 million remained in “accrued liabilities” in the accompanying consolidated balance sheet as of September 30, 2016.

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

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS
The following table sets forth the aggregate fees billed and expected to be billed to the Company by KPMG LLP for professional services during fiscal years 2016 and 2015, as well as out-of-pocket costs incurred in connection with these services (in thousands):

	Fiscal Year
	2016	2015
Audit Fees	$1,500	$1,360
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,500	$1,360
Audit Fees
For fiscal years 2016 and 2015, the audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and reviews of the interim financial statements included in quarterly reports.

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

(3)	The Exhibit Index beginning on page 140 of this annual report is hereby incorporated by reference herein.

(b)	Exhibits
See Item 15(a)(3) above.

(c)	Financial Statement Schedules:
See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
CPI International Holding Corp.:

We have audited the accompanying consolidated balance sheets of CPI International Holding Corp. and subsidiaries (the Company) as of September 30, 2016 and October 2, 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI International Holding Corp. and subsidiaries as of September 30, 2016 and October 2, 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California
December 14, 2016

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2016	October 2, 2015
Assets
Current Assets:
Cash and cash equivalents	$50,152	$37,514
Restricted cash	1,559	1,681
Accounts receivable, net	63,059	61,750
Inventories	105,457	103,276
Prepaid and other current assets	5,877	6,200
Total current assets	226,104	210,421
Property, plant, and equipment, net	72,942	78,592
Intangible assets, net	247,289	263,273
Goodwill	216,549	215,434
Other long-term assets	1,997	3,424
Total assets	$764,881	$771,144

Liabilities and stockholders’ equity
Current Liabilities:
Current portion of long-term debt	$10,051	$3,100
Accounts payable	32,450	30,349
Accrued expenses	28,212	44,106
Product warranty	5,992	5,304
Income taxes payable	3,055	1,154
Advance payments from customers	11,232	13,037
Total current liabilities	90,992	97,050
Deferred tax liabilities	89,059	91,227
Long-term debt:
Principal, less current portion	535,199	545,250
Less unamortized original issue discount	(2,585)	(4,400)
Less unamortized debt issuance costs	(8,214)	(11,084)
Long term debt, net of discount and debt issuance costs	524,400	529,766
Other long-term liabilities	4,755	6,384
Total liabilities	709,206	724,427
Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value, 2 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	27,156	26,565
Accumulated other comprehensive income (loss)	626	(1,995)
Retained earnings	27,893	22,147
Total stockholders’ equity	55,675	46,717
Total liabilities and stockholders’ equity	$764,881	$771,144

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Sales	$494,632	$447,664	$475,301
Cost of sales, including $906, $150 and $1,539 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	355,590	322,081	336,679
Gross profit	139,042	125,583	138,622
Operating costs and expenses:
Research and development	15,944	14,930	15,825
Selling and marketing	25,465	22,539	23,542
General and administrative	31,044	31,529	32,545
Amortization of acquisition-related intangible assets	13,792	10,355	10,480
Total operating costs and expenses	86,245	79,353	82,392
Operating income	52,797	46,230	56,230
Interest expense, net	39,054	36,506	32,182
Loss on debt restructuring	—	—	7,235
Income before income taxes	13,743	9,724	16,813
Income tax expense	7,997	4,785	7,696
Net income	5,746	4,939	9,117

Other comprehensive income (loss), net of tax
Unrealized income (loss) on cash flow hedges, net of tax	2,655	(1,268)	(745)
Unrealized actuarial gain (loss) and amortization of prior service cost for pension liability, net of tax	(34)	(74)	6
Total other comprehensive income (loss), net of tax	2,621	(1,342)	(739)
Comprehensive income	$8,367	$3,597	$8,378

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balances, September 27, 2013	1	$—	$199,575	$86	$8,091	$207,752

Net income	—	—	—	—	9,117	9,117
Unrealized loss on cash flow hedges, net of tax	—	—	—	(745)	—	(745)
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax	—	—	—	6	—	6
Stock-based compensation cost	—	—	1,014	—	—	1,014
Dividend paid	—	—	(175,000)	—	—	(175,000)
Balances, October 3, 2014	1	—	25,589	(653)	17,208	42,144

Net income	—	—	—	—	4,939	4,939
Unrealized loss on cash flow hedges, net of tax	—	—	—	(1,268)	—	(1,268)
Unrealized actuarial loss and amortization of prior service cost for pension liability, net of tax	—	—	—	(74)	—	(74)
Stock-based compensation cost	—	—	976	—	—	976
Balances, October 2, 2015	1	—	26,565	(1,995)	22,147	46,717

Net income	—	—	—	—	5,746	5,746
Unrealized gain on cash flow hedges, net of tax	—	—	—	2,655	—	2,655
Unrealized actuarial loss and amortization of prior service cost for pension liability, net of tax	—	—	—	(34)	—	(34)
Stock-based compensation cost	—	—	591	—	—	591
Balances, September 30, 2016	1	$—	$27,156	$626	$27,893	$55,675

The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Cash flows from operating activities
Net income	$5,746	$4,939	$9,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,750	12,004	12,492
Amortization of intangible assets	14,684	11,315	11,458
Change in fair value of contingent consideration	300	2,100	3,300
Amortization of debt issuance costs	2,934	2,588	2,437
Amortization of discount on long-term debt	1,815	1,572	795
Utilization of net increase in cost basis of inventory due to purchase accounting	906	150	1,539
Non-cash loss on debt restructuring	—	—	3,850
Non-cash defined benefit pension income	(3)	(68)	(48)
Stock-based compensation expense	637	976	1,014
Allowance (recovery of allowance) for doubtful accounts	4	612	(16)
Deferred income taxes	(2,651)	(4,307)	2,764
Net loss on disposition of assets	46	171	175
Net loss (gain) on derivative contracts	778	(628)	(27)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Restricted cash	122	117	773
Accounts receivable	(1,313)	(11,024)	13,770
Inventories	(3,133)	3,703	198
Prepaid and other current assets	(264)	1,710	(1,191)
Other long-term assets	542	59	(46)
Accounts payable	2,101	(326)	(2,811)
Accrued expenses	(4,084)	(2,793)	1,241
Contingent consideration liability	(5,700)	—	—
Product warranty	89	134	157
Income tax payable, net	3,219	1,774	(2,152)
Advance payments from customers	(1,805)	(3,277)	(2,548)
Other long-term liabilities	(590)	(917)	(2,604)
Net cash provided by operating activities	26,130	20,584	53,637

Cash flows from investing activities
Proceeds from sale of available-for-sale securities	298	—	—
Capital expenditures	(5,963)	(6,535)	(7,674)
Acquisitions, net of cash acquired	(363)	(50,377)	(36,776)
Net cash used in investing activities	(6,028)	(56,912)	(44,450)

Cash flows from financing activities
Payment of contingent consideration	(4,300)	—	—
Borrowings under Term Loans	—	27,440	309,225
Payment of debt issuance costs	(64)	(1,115)	(8,756)
Payment of debt modification costs	—	—	(5,365)
Repayment of borrowings under previous term loan facility	—	—	(144,175)
Repayment of borrowings under First Lien Term Loan	(3,100)	(3,100)	(1,550)
Dividends paid	—	—	(175,000)
Net cash provided by (used in) financing activities	(7,464)	23,225	(25,621)

Net increase (decrease) in cash and cash equivalents	12,638	(13,103)	(16,434)
Cash and cash equivalents at beginning of year	37,514	50,617	67,051
Cash and cash equivalents at end of year	$50,152	$37,514	$50,617

Supplemental disclosures
Cash paid for interest	$34,610	$32,343	$28,319
Cash paid for income taxes, net of refunds	$7,429	$7,318	$7,084
Unpaid purchase consideration	$—	$363	$—
Decrease (increase) in accrued capital expenditures	$143	$(156)	$71
The accompanying notes are an integral part of these consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in thousands)

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

The accompanying consolidated financial statements represent the consolidated results and financial position of the Company. The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2016 and 2015 comprised the 52-week periods ended September 30, 2016, and October 2, 2015, respectively, and fiscal year 2014 comprised the 53-week period ended October 3, 2014.

Certain prior year amounts within the consolidated balance sheets have been reclassified to conform to the current year presentation. Specifically, debt issuance costs and current deferred tax assets and current deferred tax liabilities have been reclassified due to recent accounting standard updates. See Note 2, “Recent Accounting Pronouncements” for additional information on these updates.

The consolidated financial statements include those of the Company and its subsidiaries. Significant intercompany balances, transactions, and stockholdings have been eliminated in consolidation.

Risks and Uncertainties: The Company operates in a dynamic industry and, accordingly, its liquidity can be affected by a variety of factors, some of which are based on normal ongoing operations of its business and others that are related to uncertainties in the markets in which the Company competes and other global economic factors. The Company has historically financed, and intends to continue to finance, its capital and working capital requirements, including debt service and internal growth, through a combination of cash flows from its operations and borrowings under its senior secured credit facilities. The Company's primary uses of cash are cost of sales, operating expenses, debt service, income taxes and capital expenditures.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The term loans under the Company's first and second lien credit facilities will mature and become payable in November 2017 unless the Company refinances at least 65% of its outstanding senior notes and satisfies certain other conditions prior to that time. However, if the Company refinances at least 65% of its outstanding senior notes and satisfies certain other conditions prior to the requisite deadline, the maturity of the term loans under the first and second lien credit facilities will be extended by approximately three and a half years. The Company intends to refinance at least 65% of its outstanding senior notes and satisfy the conditions necessary for the extension of the maturity dates of the term loans under its first and second lien credit facilities. On December 12, 2016, the Company entered into a commitment letter (the “Commitment Letter”) with UBS, AG, Stamford Branch and UBS Securities LLC (collectively, “UBS”), pursuant to which UBS has committed (subject to certain customary conditions) to provide and arrange a bridge loan facility to refinance 100% of the Company's existing senior notes (if the Company is otherwise unable to refinance its senior notes with certain other financing) and 100% of the Company's second lien credit facility. Assuming the Company is successful in refinancing its senior notes prior to November 2017, the Company believes that cash flows from operations and availability under its revolving credit facility, included in its senior secured credit facilities, will be sufficient to fund the Company's working capital needs, capital expenditures and other business requirements for at least the next 12 months. See Note 15, “Subsequent Event,” for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company has commercial and U.S. Government fixed-price contracts that are accounted for under the accounting guidance for construction-type and production-type contracts. These contracts have represented not more than 3.0% of the Company’s sales during fiscal years 2016, 2015 and 2014, and are for contracts that generally are greater than six months in duration and that include a significant amount of product development. The Company uses the percentage-of-completion method when reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs can be made. The portion of revenue earned or the amount of gross profit earned for a period is determined by measuring the extent of progress toward completion using total cost incurred to date and estimated costs at contract completion. In circumstances when reasonable and reliable cost estimates for a project cannot be made, the completed-contract method is used whereas no revenue is recognized until the project is complete.

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

Cash and Cash Equivalents:  The Company considers all highly liquid short-term investments with original maturities of three months or less at the date of purchase that are readily convertible to known amounts of cash to be cash equivalents.

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

Inventories:  Inventories are stated at the lower of cost (average cost) or market value (net realizable value). Each of the Company’s divisions uses either an actual cost, a standard cost or a moving weighted-average cost methodology based on the most appropriate methodology for that division’s operations in determining the cost basis for its inventories. In each case, the methodology used by the respective division approximates a first-in, first-out basis. Inventory costs include direct labor, direct material and overhead costs. Overhead costs include indirect manufacturing costs such as production management salaries and related expenses and an allocation of facility costs, which are allocated among cost of sales and materials, work-in-process and finished goods inventory. Inventories also include costs and earnings in excess of progress billings for contracts using the percentage-of-completion method of accounting. Progress billings in excess of costs and earnings for contracts using the percentage-of-completion method of accounting are reported in Advance Payments from Customers.

The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon actual usage and estimates about future demand. The excess balance determined by this analysis becomes the basis for the Company’s excess inventory charge. Obsolescence is determined based on several factors, including competitiveness of product offerings, product life cycles and market conditions.

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
(All tabular dollar amounts in thousands)

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

Goodwill and Other Intangible Assets:    The Company accounts for business combinations using the purchase method of accounting in which identifiable intangible assets acquired are recognized and reported apart from goodwill.

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

Impairment of goodwill and identifiable intangible assets with indefinite useful lives is assessed at least annually in the fourth quarter, or whenever events or changes in circumstances suggest an impairment indicator exists. Goodwill and indefinite-lived intangible assets are tested for impairment by first evaluating qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than the carrying value. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, a quantitative analysis is performed to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value. For each reporting unit or indefinite-lived intangible asset in which the impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, the currently prescribed quantitative impairment test based on a two-step approach is performed. If the fair value is less than the carrying amount, the implied fair value of a reporting unit's goodwill or an indefinite-lived intangible asset is compared with the carrying amount of that goodwill or indefinite-lived intangible asset. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The Company’s annual assessment resulted in no impairment of goodwill in fiscal years 2016, 2015 and 2014.

Intangible assets subject to amortization are amortized over their respective estimated useful lives and reviewed for impairment. Identifiable intangible assets are amortized on a straight-line basis over their useful lives of up to 40 years.

Long-Lived Assets:    Long-lived assets, including property, equipment and leasehold improvements and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset or asset group and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset or asset group and its fair value.

There were no triggering events identified that would indicate a need to review for impairment of long-lived assets during fiscal years 2016, 2015 and 2014.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Debt Issuance Costs:    Costs incurred related to the issuance of the Company’s long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. Debt issuance costs are amortized over the expected life of the respective debt of approximately five years for the revolving credit facility, six to seven years for the term loan facilities and seven years for the senior notes. Effective in the first quarter of fiscal year 2016, the Company has presented unamortized debt issuance costs as a direct deduction from long-term debt in the consolidated balance sheets in compliance with a recent accounting standard update further described in Note 2, “Recent Accounting Pronouncements.”

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

Business Risks and Credit Concentrations:    Defense-related applications, such as certain radar, electronic countermeasures and military communications applications, constitute a significant portion of the Company’s sales. Companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks unique to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments in the U.S. or abroad and other factors.

An entity is more vulnerable to concentrations of credit risk if it is exposed to risk of loss greater than it would have had if it mitigated its risk through diversification of customers. Such risks of loss manifest themselves differently, depending on the nature of the concentration, and vary in significance. Concentrations of credit risk in the Company's accounts receivable resulting from sales to the Company's one customer that accounted for 10% or more of its consolidated sales in fiscal years 2016, 2015 and 2014 are discussed in Note 13, “Segments, Geographic and Customer Information.”

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

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
CPI-sponsored	$15,944	$14,930	$15,825
Customer-sponsored	14,926	9,837	8,046
	$30,870	$24,767	$23,871

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that its deferred tax assets would be realized in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Effective in the first quarter of fiscal year 2016, the Company has classified deferred tax assets and liabilities as noncurrent in the consolidated balance sheets in compliance with a recent accounting standard update further described in Note 2, “Recent Accounting Pronouncements.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

In September 2015, the FASB issued an accounting standard update that replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize such adjustments in the reporting period in which the adjustment amounts are determined. This accounting standard update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, this accounting standard update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company early adopted this accounting standard update in the first quarter of fiscal year 2016. See Note 3, “Business Combinations,” for details on the measurement period adjustments made during the fiscal year 2016 related to the Company's acquisition of ASC Signal Holdings Corporation and their corresponding impact on the Company’s financial statements.

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

In August 2016, the FASB issued an accounting standard update that provides new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. This accounting standard update is effective for annual and interim periods beginning after December 15, 2017. This accounting standard update will be effective for the Company beginning in the second quarter of fiscal year 2018.The Company does not expect that the adoption of this accounting standard update will have a material effect on its consolidated statements of cash flows.

3.	Business Combinations

All of the Company’s business combinations constitute transactions in which the Company obtains control of one or more “businesses” or a “business combination” and, accordingly, are accounted for under the acquisition method of accounting in which Parent or the Company is deemed to be the accounting acquirer. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of each transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

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

ASC Signal

On September 17, 2015, the Company acquired all of the issued and outstanding equity securities of ASC Signal Holdings Corporation (“ASC Signal”), a Delaware corporation, for a payment of approximately $50.7 million in cash consideration, net of $2.2 million cash acquired, including a post-closing adjustment based on a determination of ASC Signal’s closing net working capital of $0.4 million paid in the first quarter of fiscal year 2016. ASC Signal designs and builds advanced satellite communications, radar and high-frequency antennas and controllers used in commercial and government satellite communications, terrestrial communications, imagery and data transmission, and radar and intelligence applications. ASC Signal’s product portfolio includes satcom antenna systems with UHF (“ultra high frequency”) to V-band capabilities; radar antennas in S-band and L-band for air traffic control radar applications and in S-band and C-band for weather radar applications; and high-frequency and specialty antennas in a wide frequency range for a variety of applications. The results of ASC Signal’s operations were included in the Company’s satcom equipment segment and the Company’s consolidated results of operations beginning on the date of the acquisition.

The following table sets forth the final allocation of the total purchase price, including the measurement period adjustments, as of September 30, 2016 to the assets acquired and the liabilities assumed and the resulting goodwill:

	Preliminary	Measurement Period Adjustments	As Adjusted
Purchase price	$52,918	$—	$52,918
Less: Fair value of assets acquired:
Net current assets	(12,558)	1,860	(10,698)
Property, plant and equipment	(7,465)	(347)	(7,812)
Identifiable intangible assets	(25,750)	1,300	(24,450)
Other long-term asset	(2,817)	709	(2,108)
	$(48,590)	$3,522	(45,068)
Add: Fair value of liabilities assumed:
Long-term deferred tax liabilities	9,408	(1,698)	7,710
Other long-term liabilities	2,817	(709)	2,108
	12,225	(2,407)	9,818

Goodwill	$16,553	$1,115	$17,668

The other long-term asset and other long-term liability represent an environmental indemnification receivable and an environmental loss reserve, respectively, for environmental remediation efforts at ASC Signal's Whitby, Ontario, Canada manufacturing facility. See Note 9, “Commitments and Contingencies,” for more information.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The measurement period adjustments shown in the table above reflect (i) an increase of $0.6 million to the fair value of assumed product warranty, (ii) a reduction of $0.1 million in sales tax benefit, (iii) an increase of $0.3 million to the fair value of property, plant and equipment, (iv) a decrease of $1.1 million to the fair value of customer relationship, (v) a decrease of $0.2 million to the fair value of backlog, (vi) a decrease of $0.5 million to long-term deferred tax liabilities and (vii) a decrease of $0.7 million to each of long-term environmental indemnification receivable and long-term environmental loss reserve, along with their effect on goodwill. In addition, deferred tax assets of $1.2 million were netted against deferred tax liabilities. These measurement period adjustments were among those expected to be made to the preliminary purchase price allocation based on awaited information obtained in the measurement period and are properly reflected in the Company’s consolidated balance sheet as of September 30, 2016.

As mentioned in Note 2, “Recent Accounting Pronouncements,” the Company has recently adopted an accounting standard update that requires the acquirer in a business combination to record the effect on earnings of measurement period adjustments in the same period the adjustments are identified. As a result, the Company recorded cumulative catch-up pre-tax adjustments of an immaterial amount to each of the depreciation of property, plant and equipment and the amortization of acquisition-related intangible assets in the Company’s consolidated statements of comprehensive income for fiscal year 2016.

The fair value assigned to identifiable intangible assets acquired was determined using variations of the income approach. Under these methods, fair value was estimated based upon the present value of cash flows that the applicable asset is expected to generate. The valuation of tradenames and completed technology was based on the relief-from-royalty method, and backlog and customer relationship was valued using the excess earnings method. The royalty rates used in the relief-from-royalty method were based on both a return-on-asset method and market comparable rates. The excess earnings method required for the Company to forecast future expected earnings of ASC Signal based on management’s best estimates derived from historical results, and future projected demand of their offerings. The Company believes that these identifiable intangible assets have no residual value after their estimated economic useful lives. The fair value of the identifiable intangible assets and their weighted-average useful lives are as follows:

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

In connection with the ASC Signal acquisition, the Company incurred various direct costs totaling $1.2 million and $2.2 million included in general and administrative in the consolidated statements of comprehensive income for fiscal years 2016 and 2015, respectively. These costs, which the Company expensed as incurred, consist primarily of professional fees payable to financial and legal advisors and an accrual for retention bonuses for ASC Signal's senior management.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following unaudited pro forma results of operations are presented as though the ASC Signal acquisition had occurred as of the beginning of the fiscal year 2014 or September 28, 2013, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets and debt incurred by the Company to partially fund the acquisition. The pro forma results of operations exclude the impact of certain charges that have resulted from or were in connection with the acquisition, including (i) the utilization of the net increase in the cost basis of inventory of $0.9 million, and (ii) amortization of backlog of $2.1 million for fiscal year 2016. All other pro forma adjustments reflected in the supplemental pro forma results of operations are individually immaterial to each period presented. The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the earliest period presented, nor are they necessarily indicative of future operating results.

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Sales	$495,008	$490,788	$505,310
Net income	$8,591	$6,903	$2,974
Radant Technologies

On October 1, 2013, the Company purchased all of the outstanding stock of Radant Technologies, Inc. (“Radant”), a Massachusetts corporation, for a payment of approximately $36.8 million in cash consideration, net of $0.6 million cash acquired. The Company was obligated to make a maximum of $10.0 million in potential additional payments if certain financial targets were achieved by Radant over the two years following the acquisition. Radant achieved the agreed-upon financial targets, which gave rise to the maximum earn-out payment in December 2015. See Note 5, “Financial Instruments,” for additional information.

4.	Supplemental Financial Information

Accounts Receivable:    Accounts receivable are stated net of allowances for doubtful accounts as follows:

	September 30, 2016	October 2, 2015
Accounts receivable	$63,682	$62,379
Less: Allowance for doubtful accounts	(623)	(629)
Accounts receivable, net	$63,059	$61,750

The following table sets forth the changes in allowance for doubtful accounts during the periods presented:

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Balance at beginning of period	$629	$22	$79
Provision for (recovery of) doubtful accounts charged to general and administrative expense	4	612	(16)
Write-offs against allowance	(10)	(5)	(41)
Balance at end of period	$623	$629	$22

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Inventories:    The following table provides details of inventories:

	September 30, 2016	October 2, 2015
Raw material and parts	$57,508	$54,499
Work in process	32,258	33,991
Finished goods	15,691	14,786
	$105,457	$103,276

Reserve for loss contracts:   The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Year Ended
	September 30, 2016	October 2, 2015
Balance at beginning of period	$1,638	$5,008
Provision for loss contracts, charged to cost of sales	1,744	1,461
Credit to cost of sales upon revenue recognition	(2,202)	(4,831)
Balance at end of period	$1,180	$1,638

At the end of each period presented above, reserve for loss contracts was reported in the consolidated balance sheet in the following accounts:

	September 30, 2016	October 2, 2015
Inventories	$1,130	$1,638
Accrued expenses	50	—
Total reserves for loss contracts	$1,180	$1,638

Property, Plant and Equipment, Net:    The following table provides details of property, plant and equipment, net:

	September 30, 2016	October 2, 2015
Land	$11,412	$11,412
Land improvements	3,035	2,872
Buildings	46,177	45,229
Machinery and equipment	71,315	65,541
Construction in progress	1,635	2,634
	133,574	127,688
Less: accumulated depreciation and amortization	(60,632)	(49,096)
Property, plant and equipment, net	$72,942	$78,592

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Intangible Assets: The following tables present the details of the Company’s total intangible assets:

	Weighted Average	September 30, 2016			October 2, 2015
	Useful Life (in years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Definite-lived assets:
Division tradenames	1 - 15	$8,310	(1,816)	$6,494	$8,310	(1,259)	$7,051
Core technology	40	94,400	(13,309)	81,091	94,400	(10,955)	83,445
Completed technology(1)	1 - 25	111,160	(30,909)	80,251	111,160	(24,522)	86,638
Backlog	1 - 3	2,200	(2,200)	—	5,150	(1,914)	3,236
Leasehold interest	40	35,300	(5,027)	30,273	35,300	(4,139)	31,161
Non-compete agreement	5	2	(2)	—	2	(1)	1
Customer relationship	10 - 15	17,578	(3,498)	14,080	18,628	(1,987)	16,641
Total definite-lived assets		268,950	(56,761)	212,189	272,950	(44,777)	228,173

Indefinite-lived assets:
CPI tradenames		35,100	—	35,100	35,100	—	35,100
Total indefinite-lived assets		35,100	—	35,100	35,100	—	35,100

Total intangible assets		$304,050	$(56,761)	$247,289	$308,050	$(44,777)	$263,273

(1) Completed technology as of September 30, 2016 and October 2, 2015 includes previously classified in-process research and development of $2.0 million and $2.3 million, net of accumulated amortization, respectively.

The amortization of intangible assets is recorded as amortization of acquisition-related intangible assets, except for leasehold interest, which is included in cost of sales in the consolidated statements of comprehensive income. The amortization of intangible assets amounted to $14.7 million, $11.3 million and $11.5 million for fiscal years 2016, 2015 and 2014, respectively.

 The estimated future amortization expense of intangible assets, excluding the Company’s unamortized tradenames, is as follows:

Fiscal Year	Amount
2017	$11,693
2018	11,687
2019	11,687
2020	11,686
2021	10,970
Thereafter	154,466
$212,189

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Goodwill:    The following table sets forth goodwill by reportable segment:

	September 30, 2016	October 2, 2015
RF products	$147,008	$147,008
Satcom equipment	57,383	56,268
Other	12,158	12,158
	$216,549	$215,434

Accrued Expenses:    The following table provides details of accrued expenses:

	September 30, 2016	October 2, 2015
Payroll and employee benefits	$16,276	$14,980
Accrued interest	2,472	2,721
Foreign exchange forward derivatives	217	1,821
Deferred income	984	3,329
Contingent consideration liability	—	9,700
Other accruals	8,263	11,555
	$28,212	$44,106

Product Warranty:    The following table summarizes the activity related to product warranty:

	Year Ended
	September 30, 2016	October 2, 2015
Beginning accrued warranty	$5,304	$4,863
Actual costs of warranty claims	(5,298)	(5,037)
Assumed from acquisition	599	307
Estimates for product warranty, charged to cost of sales	5,387	5,171
Ending accrued warranty	$5,992	$5,304

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, derivative instruments and contingent consideration. As of September 30, 2016 and October 2, 2015, financial assets utilizing Level 1 inputs included cash equivalents, such as money market, fixed deposits and overnight U.S. Government securities, and available-for-sale securities, such as mutual funds. Financial assets and liabilities utilizing Level 2 inputs included foreign currency derivatives. As of October 2, 2015, the financial liability utilizing Level 3 inputs included the contingent consideration arising from the acquisition of Radant.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following tables set forth financial instruments carried at fair value within the hierarchy:

		Fair Value Measurements at September 30, 2016 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market and overnight U.S. Government securities[1]	$34,215	$34,215	$—	$—
Foreign exchange forward derivatives[2]	1,159	—	1,159	—
Total assets at fair value	$35,374	$34,215	$1,159	$—

Liabilities:
Foreign exchange forward derivatives[3]	$217	$—	$217	$—
Total liabilities at fair value	$217	$—	$217	$—

[1]	The money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the consolidated balance sheet.
[2]	The asset position of foreign currency derivatives is classified as part of prepaid and other current assets in the consolidated balance sheet.
[3]	The liability position of foreign currency derivatives is classified as part of accrued expenses in the consolidated balance sheet.

		Fair Value Measurements at October 2, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market, fixed deposit and overnight U.S. Government securities[1]	$22,390	$22,390	$—	$—
Mutual funds[2]	282	282	—	—
Total assets at fair value	$22,672	$22,672	$—	$—

Liabilities:
Foreign exchange forward derivatives[3]	$1,821	$—	$1,821	$—
Contingent consideration liability[4]	9,700	—	—	9,700
Total liabilities at fair value	$11,521	$—	$1,821	$9,700

[1]	The money market, fixed deposit and overnight U.S. Government securities are classified as part of cash and cash equivalents in the consolidated balance sheet.
[2]	The mutual funds are classified as part of other long-term assets in the consolidated balance sheet.
[3]	The liability position of foreign currency derivatives is classified as part of accrued expenses in the consolidated balance sheet.
[4]	The contingent consideration liability is classified as part of accrued expenses in the consolidated balance sheet.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

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

Contingent Consideration

In connection with, and as part of the Company’s acquisition of Radant, the Company was obligated to pay a maximum of $10.0 million in contingent consideration if certain financial targets were achieved by Radant over the two years following the acquisition. The fair value of the contingent consideration was based on a probability-weighted calculation whereby the Company assigned estimated probabilities to achieving the earn-out targets and then discounted the total contingent consideration to net present value using Level 3 inputs. Key assumptions included a discount rate of 14%, which the Company believed to reflect market participant assumptions, and a probability-adjusted level of Radant’s earnings before net interest expense, provision for income taxes and depreciation and amortization (“EBITDA”) in aggregate for the two years following the acquisition. Radant achieved the set financial targets, which gave rise to the earn-out payment of $10.0 million in December 2015.

The following table summarizes the activity related to contingent consideration during the periods presented:

	Year Ended
	September 30, 2016	October 2, 2015
Balance at beginning of period	$9,700	$7,600
Change in fair value included in earnings	300	2,100
Payment of contingent consideration	(10,000)	—
Balance at end of period	$—	$9,700

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

The estimated carrying and fair values of the Company’s long-term debt are as follows:

		September 30, 2016		October 2, 2015
	Fair Value Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan	Level 2	$296,488	$294,599	$298,432	$293,088
Second Lien Term Loan	Level 3	26,515	26,515	26,333	26,333
Senior Notes due 2018	Level 2	211,924	214,074	208,768	209,843
		$534,927	$535,188	$533,533	$529,264

Note: Amounts are net of associated issue discounts and debt issuance costs. Not reflected in the above table are debt issuance costs related to the Company's revolving credit facility of $476 and $667 as of September 30, 2016 and October 2, 2015, respectively. Prior year amounts have been adjusted to conform to the current year presentation.

The fair value of the Second Lien Term Loan, into which the Company entered in September 2015, was estimated using inputs that are not observable (Level 3) as there are no quoted prices in active markets for this term loan. The fair value of the Second Lien Term Loan approximates its carrying value at September 30, 2016 as interest payments on this term loan are based on LIBOR rates that are reset monthly, and the Company believes that its credit risk has not changed materially since the date the term loan was executed.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

6.	Long-term Debt

The Company’s long-term debt comprises the following as of the dates presented:

	September 30, 2016	October 2, 2015
Senior Secured Credit Facilities:
First Lien Credit Agreement:
Revolver	$—	$—
First Lien Term Loan	302,250	305,350
Less unamortized original issue discount	(521)	(625)
Less unamortized debt issuance costs[a]	(5,717)	(6,960)
	296,012	297,765
Second Lien Credit Agreement:
Second Lien Term Loan	28,000	28,000
Less unamortized original issue discount	(476)	(557)
Less unamortized debt issuance costs	(1,009)	(1,110)
	26,515	26,333

Senior Notes	215,000	215,000
Less unamortized original issue discount	(1,588)	(3,218)
Less unamortized debt issuance costs	(1,488)	(3,014)
	211,924	208,768

Long term debt, net of discount and debt issuance costs	534,451	532,866
Less current portion	(10,051)	(3,100)
Long-term portion	$524,400	$529,766

Standby letters of credit secured by Revolver	$4,542	$5,998

[a]	Amounts comprised debt issuance costs associated with both Revolver and First Lien Term Loan.

Senior Secured Credit Facilities

In April 2014, CPII entered into a First Lien Credit Agreement, which provides for (a) a term loan in an aggregate principal amount of $310.0 million (“First Lien Term Loan”) and (b) a $30.0 million revolving credit facility (“Revolver”), with sub-limits for letters of credit and swingline loans. On the closing date of the First Lien Credit Agreement, CPII borrowed the entire $310.0 million available under the First Lien Term Loan. No borrowings have been made to date under the Revolver (other than for approximately $4.5 million of outstanding letters of credit as of September 30, 2016).

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
(All tabular dollar amounts in thousands)

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
(All tabular dollar amounts in thousands)

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

Under the First Lien Credit Agreement, for each fiscal year, beginning with fiscal year 2015, CPII will also be required to make prepayments within five business days after the date on which the financial statements with respect to that fiscal year are delivered, based on a calculation of excess cash flow, as defined in the First Lien Credit Agreement, less optional prepayments and, in the case of the Revolver, corresponding reductions in commitment, made during such fiscal year. Based on the results for fiscal year 2016, CPII determined a prepayment of $10.1 million is required to be made on the First Lien Term Loan during the first quarter of fiscal year 2017. This excess cash flow prepayment is presented accordingly as a current liability in the consolidated balance sheet as of September 30, 2016. No other contractual principal payment is due on the First Lien Term Loan until its scheduled maturity date.

A prepayment premium of 1.00% of the aggregate principal amount of First Lien Term Loans which are prepaid pursuant to a repricing transaction, as defined in the First Lien Credit Agreement, on or prior to the date that is six months following the closing date of the First Lien Credit Agreement applies to any such prepayment of the First Lien Term Loans. CPII can make optional prepayments on the outstanding loans under the First Lien Credit Agreement at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans. A prepayment premium of 2.00% of the aggregate principal amount of Second Lien Term Loans which are prepaid on or prior to the date that is eighteen months following the closing date of the Second Lien Credit Agreement applies to any such prepayment of the Second Lien Term Loans. Following the date that is eighteen months after the closing date of the Second Lien Credit Agreement, subject to the Intercreditor Agreement, CPII can make optional prepayments on the outstanding Second Lien Term Loans at any time without premium or penalty, except for customary “breakage” costs with respect to LIBOR loans. No such optional prepayments were made during fiscal years 2016 and 2015.

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
(All tabular dollar amounts in thousands)

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

The refinancing in April 2014 of CPII’s prior senior credit facilities with the First Lien Credit Agreement was accounted for as a debt extinguishment in connection with which the Company recorded an expense of $3.8 million included in loss on debt restructuring in the consolidated statement of comprehensive income for fiscal year 2014. This expense primarily represents the write offs of deferred debt issuance costs and unamortized debt discount associated with the previously existing credit facilities.

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

Second Supplemental Indenture. In connection with the refinancing of its senior credit facilities in April 2014, CPII entered into a second supplemental indenture dated as of March 12, 2014, which amended the indenture governing the Senior Notes to:

•	increase the interest rate on the Senior Notes from 8.00% to 8.75% per annum;

•	increase the premium for any optional redemption of the Senior Notes to prices set forth in the table below;

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

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

The amendment of the indenture governing the Senior Notes as provided for in the second supplemental indenture was accounted for as debt modification, which resulted in the Company’s recording the Consent Payment mentioned above of $5.4 million as a debt discount netted against the balance of the Senior Notes on the consolidated balance sheet. Debt discount is amortized and recognized as interest expense under the effective interest method over the remaining term of the Senior Notes. Also, the Company recorded an expense of $3.4 million included in loss on debt restructuring in the consolidated statement of comprehensive income for fiscal year 2014 for incurred fees and costs associated with this debt modification.

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

Debt Maturities:    As of September 30, 2016, maturities on long-term debt were as follows:

Fiscal Year	First Lien Term Loan	Second Lien Term Loan	Senior Notes	Total
2017	10,051	—	$—	$10,051
2018	292,199	28,000	215,000	535,199
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	—	—
Thereafter	—	—	—	—
	$302,250	$28,000	$215,000	$545,250

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates, and that interest rates in effect on September 30, 2016 remain constant for future periods. The debt obligations in the above table also reflect the required “excess cash flow” prepayment under the Company's Senior Credit Facilities of $10.1 million payable in the first quarter of fiscal year 2017. The above table also excludes any optional prepayments on the Term Loans and the effect of the Company’s contractual right to repay or refinance the Senior Notes by November 17, 2017, which would extend the maturity date for the Term Loans from November 2017 to April 2021.
Covenants

As of September 30, 2016, the Company was in compliance with the covenants under the agreements governing CPII’s First Lien Credit Agreement, Second Lien Credit Agreement and the indentures governing the Senior Notes.

Anticipated Refinancing

See Note 15, “Subsequent Event,” for the Commitment Letter which CPII entered into on December 12, 2016 with respect to the anticipated refinancing of the Senior Notes and the Second Lien Credit Agreement.

7.	Employee Benefit Plans

Retirement Plans:    The Company provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. The Company also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows a select group of management and highly compensated employees to defer a portion of their compensation. The Non-Qualified Plan liability recorded by the Company as other long-term liability in the consolidated balance sheets amounted to approximately $1.8 million as of each of September 30, 2016 and October 2, 2015. For all of the Company’s current retirement plans, all participant contributions and Company matching contributions are 100% vested. Total CPI contributions to these retirement plans were $4.5 million for fiscal year 2016 and $4.1 million for each of fiscal years 2015 and 2014.

Defined Benefit Pension Plan: The Company maintains a defined benefit pension plan for its Chief Executive Officer (“CEO”). The plan’s benefits are based on the CEO’s compensation earnings and are limited by statutory requirements of the Canadian Income Tax Act. All costs of the plan are borne by the Company.

At each of September 30, 2016 and October 2, 2015, the Company recorded a liability of $0.2 million, which approximates the excess of the projected benefit obligation over plan assets of $1.4 million and $1.2 million, respectively. Additionally, the Company recorded an unrealized loss as of September 30, 2016 and an unrealized gain as of October 2, 2015 of immaterial amounts to accumulated other comprehensive income (loss) in the consolidated balance sheets.

The Company’s defined benefit pension plan is managed by an insurance company consistent with regulations or market practice in Canada, where the plan assets are invested. Net pension expense, recorded in general and administrative in the consolidated statements of comprehensive income, was $27,000, $30,000 and $36,000 for fiscal years 2016, 2015 and 2014, respectively. Contributions to the plan are not expected to be significant to the financial position of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company’s Canadian dollar forward contracts in effect as of September 30, 2016 have durations of five to 20 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. At September 30, 2016, the unrealized gain, net of tax of $0.2 million, was $0.6 million. At October 2, 2015, the unrealized loss, net of tax of $0.7 million, was $2.0 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next five fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the consolidated statements of comprehensive income. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the consolidated statements of comprehensive income. No ineffective amounts were recognized due to hedge ineffectiveness in the fiscal years 2016, 2015 and 2014.

As of September 30, 2016, the Company had entered into Canadian dollar forward contracts for nominal values of approximately $60.0 million (Canadian dollars), or approximately 75% of estimated Canadian dollar denominated expenses for October 2016 through September 2017, at an average rate of approximately 0.75 U.S. dollars to one Canadian dollar.

The following table summarizes the aggregate fair value of all derivative instruments designated as cash flow hedges as of September 30, 2016 and October 2, 2015:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2016	October 2, 2015	Balance Sheet Location	September 30, 2016	October 2, 2015
Derivatives designated as hedging instruments
Forward contracts	Prepaid and other current assets	$1,159	$—	Accrued expenses	$217	$1,821

As of September 30, 2016 and October 2, 2015, the Company had no derivative instruments that were classified as non-hedging instruments. The Company’s derivatives are reported on a gross basis. The Company has no master netting arrangements with its derivative counterparties that would allow for net settlement.

The following tables summarize the effect of derivative instruments on the consolidated statements of comprehensive income for the periods of fiscal years 2016, 2015 and 2014 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Loss Reclassified from Accumulated OCI into Income (Effective Portion)				Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)
				Location	Amount			Location	Amount
	Year Ended				Year Ended				Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014		September 30, 2016	October 2, 2015	October 3, 2014		September 30, 2016	October 2, 2015	October 3, 2014
Forward contracts	$904	$(4,623)	$(2,514)	Cost of sales	$(2,202)	$(2,314)	$(1,243)	General and administrative(a)	$(35)	$123	$251
				Research and development	(219)	(316)	(141)
				Selling and marketing	(100)	(139)	(62)
				General and administrative	(115)	(163)	(74)
Total	$904	$(4,623)	$(2,514)		$(2,636)	$(2,932)	$(1,520)		$(35)	$123	$251

(a) The amount recognized in income for each period presented represents a gain (loss) related to the amount excluded from the assessment of hedge effectiveness.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

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

Leases: The Company is committed to minimum rentals under non-cancelable operating lease agreements, primarily for land and facility space, that expire on various dates through 2050. Certain of the leases provide for escalating lease payments. Future minimum lease payments for all non-cancelable operating lease agreements at September 30, 2016 were as follows:

Fiscal Year	Operating Leases
2017	$3,058
2018	2,327
2019	1,453
2020	687
2021	210
Thereafter	2,391
$10,126

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $4.0 million, $3.4 million and $4.0 million for fiscal years 2016, 2015 and 2014, respectively. Assets subject to capital leases at September 30, 2016 and October 2, 2015 were not material.

Guarantees: The Company has restricted cash of $1.6 million and $1.7 million as of September 30, 2016 and October 2, 2015, respectively, consisting primarily of bank guarantees from customer advance payments to the Company’s international subsidiaries and cash collateral for certain performance bonds.

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
(All tabular dollar amounts in thousands)

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

In 2010, the Company’s new subsidiary, ASC Signal, became aware of volatile organic compounds (“VOC”) and other contamination in the soil and groundwater at the Whitby, Ontario industrial site. The Company believes that the contamination originated from the neighboring property, which reportedly is used for crystal manufacturing, and secondarily from the operational practices of the prior operators of ASC Signal. The Company has addressed these conditions through the implementation of a remediation plan. ASC Signal holds a pair of pollution insurance policies and the insurer is indemnifying ASC Signal for the remediation costs. The Company expects that the total remediation costs will be less than the insurance policy limits. In addition, ASC Signal has filed a civil action against the neighbor and certain other parties to recover consequential damages resulting from the contamination. The Company has been informed that one of the defendants in this lawsuit has filed for bankruptcy.

The Company believes that the remaining cost to remediate the contamination at the Whitby site will be in the range of approximately Canadian $2.1 million to $4.1 million (or U.S. $1.6 million to $3.1 million based on an exchange rate of 0.76 U.S. dollars to one Canadian dollar) as of September 30, 2016. The Company, as a result, had a loss reserve accrual balance as of September 30, 2016 of U.S. $1.6 million, which represents the low end of the range of loss estimates because of the uncertainty of the loss estimate amounts. The minimum amount in the range is not necessarily the amount of loss that will be ultimately determined, and it is not likely that the ultimate loss will be less than the minimum amount. As mentioned above, ASC Signal has environmental liability insurance policies which are expected to provide complete indemnification from any costs incurred for the remediation efforts. The expected indemnification gave effect to an environmental indemnification asset also acquired by the Company with the ASC Signal acquisition. The accompanying consolidated balance sheet as of September 30, 2016 reflects the current balances of the environmental indemnification asset of $1.6 million and the environmental loss reserve of $1.6 million in other long-term assets and other long-term liabilities, respectively. The calculation of environmental loss reserves is based on the evaluation of currently available information. Actual costs to be incurred in future periods may vary from the amount of reserve given the uncertainties regarding the status of laws, regulations, enforcement policies, and the impact of potentially responsible parties, technology and information related to the affected site.

All legal costs are expensed as incurred.

10.	Related-Party Transactions

A former major stockholder of the predecessor of the Company's Radant Technologies Division now serves as the Director of Business Development of that division (the “Radant Director of Business Development”). In connection with, and as part of the consideration for, the Radant acquisition, the Company was obligated to make $10.0 million in additional payments to the former stockholders of Radant including the Radant Director of Business Development and certain of his relatives for Radant’s having achieved certain agreed-upon financial targets over the two years following the acquisition. The Company, as a result, made the earn-out payment in full in December 2015. Also in connection with the acquisition, the Company entered into a lease agreement for a property in Stow, Massachusetts, that contains a manufacturing plant and office facilities owned by a company controlled by the Radant Director of Business Development. The Company paid and recorded a rent expense of $0.4 million for such lease for each of fiscal years 2016, 2015 and 2014.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company is party to an advisory agreement with Veritas Capital Fund Management, L.L.C. (“Veritas Management”), a Delaware limited liability company and an affiliate of Veritas Capital, pursuant to which Veritas Management provides the Company with certain management, advisory and consulting services including, without limitation, business and organizational strategy, financial and advisory services. The initial term of the advisory agreement will end December 31, 2023, and the agreement will renew automatically for additional one-year terms thereafter unless Veritas Management or the Company terminates the advisory agreement. Pursuant to such agreement, the Company pays Veritas Management an annual fee equal to the greater of $1.0 million or 3.0% of the Company’s Adjusted EBITDA (EBITDA further adjusted to exclude stock-based compensation expenses, refinancing expenses, certain acquisition-related and non-ordinary course professional expenses, the Veritas Management annual advisory fee and purchase accounting expenses), a portion of which is payable in advance annually, and the Company reimburses certain out-of-pocket expenses of Veritas Management. For fiscal years 2016, 2015 and 2014, the Company incurred Veritas Management advisory fee expense of $2.6 million, $2.4 million and $2.7 million, respectively, recorded in general and administrative expenses in the consolidated statements of comprehensive income. As of September 30, 2016, $1.6 million of the Veritas Management advisory fee remained unpaid.

Under the Veritas Management advisory agreement, if Parent or any of its subsidiaries (including the Company) is involved in any transaction (including, without limitation, any acquisition, merger, disposition, debt or equity financing, recapitalization, structural reorganization or similar transaction), the Company is obligated to pay a transaction fee to Veritas Management equal to the greater of $0.5 million or 2.0% of transaction value. The Company may terminate the advisory agreement immediately prior to a change of control or an initial public offering, upon payment of an amount equal to all accrued fees and expenses plus the present value of all annual fees that would have been payable under the advisory agreement through December 31, 2023. In connection with entering into Second Lien Credit Agreement and the acquisition of ASC Signal in September 2015, the Company incurred a $1.0 million transaction fee, which was paid to Veritas Management in the first quarter of fiscal year 2016. The total transaction fee incurred in fiscal year 2015 comprised (1) $0.4 million attributed to the Second Lien Credit Agreement as part of its capitalized debt issuance costs, and (2) $0.6 million attributed to the ASC Signal acquisition as part of acquisition costs included in general and administrative expense on the accompanying consolidated statements of comprehensive income for fiscal year 2015. In connection with April 2014 debt refinancing, the Company paid $4.0 million in transaction fees to Veritas Management during fiscal year 2014. The total transaction fee paid in fiscal year 2014 comprised (1) $2.5 million attributed to the First Lien Credit Agreement as part of its capitalized debt issuance costs, and (2) $1.5 million attributed to the Senior Notes as part of their expensed debt modification costs included in loss on debt restructuring on the accompanying consolidated statements of comprehensive income for fiscal year 2014. Veritas Management waived any transaction fees due for acquisitions made by the Company during fiscal year 2014.

No other related person has any interest in the advisory agreement.

One of the vendors of the of the Company's ASC Signal Division is owned by the father of ASC Signal's Vice President of Products. The vendor is also a customer of ASC Signal. Purchases from and sales to this vendor were $2.0 million and $0.1 million, respectively, for fiscal year 2016. From the date of ASC Signal acquisition of September 17, 2015 through the end of fiscal year 2015, the Company’s total purchases from and sales to this vendor were not material. The Company had $0.1 million and $0.2 million outstanding payables to this vendor as of September 30, 2016 and October 2, 2015, respectively, and $0.1 million and zero outstanding receivables from this vendor as of the same dates, respectively.

Certain members of management of the Company have been granted Class B membership interests in Holding LLC. See Note 12, “Stockholders’ Equity,” for more details.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

11.	Income Taxes

The components of income before income taxes are summarized as follows:

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
U.S.	$503	$(1,226)	$6,341
Foreign	13,240	10,950	10,472
	$13,743	$9,724	$16,813

Income tax expense is summarized as follows:

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Current
Federal	$5,989	$5,355	$954
State	747	399	218
Foreign	3,909	3,338	3,760
	10,645	9,092	4,932
Deferred
Federal	(1,122)	(2,404)	3,533
State	(562)	(885)	70
Foreign	(964)	(1,018)	(839)
	(2,648)	(4,307)	2,764
	$7,997	$4,785	$7,696

The differences between the effective income tax rate and the federal statutory income tax rate were as follows:

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
U.S. federal income tax provision at statutory rate	35.0%	35.0%	35.0%
Domestic manufacturing deduction	(5.0)%	(7.1)%	(2.0)%
Foreign tax rate differential and income inclusion	21.6%	2.5%	13.1%
State taxes	3.0%	(6.3)%	1.0%
Research and development credit	(1.0)%	(0.4)%	(0.4)%
Tax contingency reserves	(0.6)%	(3.0)%	(20.3)%
Stock compensation expense	1.3%	2.9%	1.7%
Non-deductible acquisition earn-out and acquisition expenses	1.2%	12.9%	8.2%
Prior year change in estimate	(1.5)%	(0.4)%	(3.9)%
Change in valuation allowance	5.0%	15.3%	13.8%
Other differences	(0.8)%	(2.2)%	(0.4)%
Effective tax rate	58.2%	49.2%	45.8%

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

In fiscal year 2016, the tax rate in excess of the federal statutory rate was primarily due to an increase in the valuation allowance on foreign tax credits generated and the Company's inability to benefit from foreign tax credits on foreign earnings, and state taxes, partially offset by the domestic manufacturing deduction. In fiscal year 2015, the tax rate in excess of the federal statutory rate was primarily due to an increase in the valuation allowance on foreign tax credits and nondeductible acquisition earn-out expense, partially offset by the domestic manufacturing deduction and tax benefits from closure of a California tax audit and a change in state apportionment. The negative state tax rate for fiscal year 2015 is primarily due to the impact of a change in state apportionment on deferred tax accounts. In fiscal year 2014, the tax rate in excess of the federal statutory rate was primarily due to a change in the Company's ability to use foreign tax credits and nondeductible acquisition earn-out expense, partially offset by tax benefits from the expiration of the statute of limitations on uncertain tax positions and a provision to tax return true-up.

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The significant components of the Company’s deferred tax assets (liabilities) were as follows:

	September 30, 2016	October 2, 2015
Deferred tax assets:
Inventory and other reserves	$8,696	$8,018
Accrued vacation	2,366	2,269
Deferred compensation and other accruals	1,143	1,168
Tax credit carryforward	7,127	6,109
Net operating loss carryforward	1,898	3,336
Other deferred tax assets	312	1,036
Gross deferred tax assets	21,542	21,936
Valuation allowance	(4,421)	(3,651)
Total deferred tax assets	$17,121	$18,285

Deferred tax liabilities:
Accelerated depreciation	$(11,879)	$(13,728)
Acquisition-related intangibles	(85,042)	(91,277)
Unremitted foreign earnings	(7,957)	(3,498)
Other deferred tax liabilities	(1,110)	(918)
Total deferred tax liabilities	$(105,988)	$(109,421)
Net deferred tax liabilities	$(88,867)	$(91,136)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The breakdown of long-term deferred tax assets and liabilities were as follows:

	September 30, 2016	October 2, 2015
Deferred tax assets (other long-term assets)	$192	$91
Deferred tax liabilities	(89,059)	(91,227)
Net deferred tax liabilities(a)	$(88,867)	$(91,136)

(a)
During fiscal year 2016, the Company adopted an accounting standard update that requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current in the consolidated balance sheet. Certain prior year amounts within the consolidated balance sheets have been reclassified to conform to the current year presentation.

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as earnings history and expected future taxable income. As of September 30, 2016, the Company believes that sufficient positive evidence exists from historical operations and projections of taxable income in future years to conclude that it is more likely than not that the Company will realize its deferred tax assets except for federal foreign tax credit carryforwards. Utilization of federal foreign tax credit carryforwards requires income of a certain character to be recognized within a ten year carryforward period. The Company does not expect there will be sufficient future income of this character to fully utilize federal foreign tax credit carryforwards; therefore, a valuation allowance was recorded. As of September 30, 2016, the Company had federal foreign tax credit carryforwards of $6.8 million. If not utilized, federal foreign tax credit carryforwards begin to expire in 2021.

In connection with the ASC Signal acquisition, the Company acquired federal net operating loss (“NOL”) carryforwards of approximately $10.9 million and state NOL’s of approximately $3.9 million which the Company believes will not expire before utilization. At September 30, 2016, the Company had federal NOL carryforwards of approximately $7.6 million and state NOL’s of approximately $6.2 million. If not utilized, federal NOL carryforwards begin to expire in 2028 and state NOL carryforwards begin to expire in 2023.

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

As of September 30, 2016 and October 2, 2015, unrecognized tax benefits of $0.5 million and $0.9 million, respectively, are reported as other long-term liabilities in the consolidated balance sheets. Unrecognized tax benefits as of September 30, 2016 would affect the effective tax rate if recognized. The amount of accrued income tax related interest and penalties and the amount charged to income tax expense for fiscal year 2016 and 2015 is not significant.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

A reconciliation of the beginning and ending balances of the total gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Year Ended
	September 30, 2016	October 2, 2015
Beginning of period balance	$3,995	$4,777
Increases related to tax positions taken during prior periods	27	170
Decreases related to tax positions taken during prior periods	(1,227)	(228)
Increases related to tax position taken during the current period	54	1,887
Decreases related to settlements with the taxing authorities	—	(2,334)
Decreases related to expiration of the statute of limitations	(147)	(277)
End of period balance	$2,702	$3,995

The Company believes that it is reasonably possible that, in the next 12 months, the amount of unrecognized tax related to the resolution of federal, state and foreign matters could be reduced by $0.6 million as audits close, statutes expire and tax payments are made.
The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada and California, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2013. The Company is no longer subject to examination by taxing authorities in Canada and California for fiscal years prior to 2008.
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
(All tabular dollar amounts in thousands)

12.	Stockholders’ Equity

Special Dividend
In April 2014, the Company’s board of directors officially declared, and the Company paid a special cash dividend in an aggregate amount of $175.0 million to Holding LLC, the Company’s sole stockholder of record as of the close of business April 2, 2014. The special dividend was recorded as a reduction to additional paid-in capital.

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

A summary of activity for grants, forfeitures and the outstanding balance of Class B membership interests in Holding LLC follow:

	Class B Membership Interests
	Available for Grant	Outstanding	Fair Value at Date of Grant
Balance, September 27, 2013	1.98%	5.52%	$5,057
Granted	—	—	—
Forfeited	0.06	(0.06)	(40)
Balance, October 3, 2014	2.04	5.46	5,017
Granted	(0.10)	0.10	157
Forfeited	0.05	(0.05)	(59)
Balance, October 2, 2015	1.99	5.51	5,115
Granted	—	—	—
Forfeited	—	—	—
Balance, September 30, 2016	1.99%	5.51%	$5,115

As of September 30, 2016, 100% of Class B membership interests for the majority of current holders were vested.

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
(All tabular dollar amounts in thousands)

The Company records equity-based compensation expense based on the grant-date fair value on a straight-line basis over the vesting period of the awards. The following table summarizes equity-based compensation expense for the periods presented, which was allocated as follows:

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Equity-based compensation cost recognized in the statement of comprehensive income by caption:
Cost of sales	$192	$254	$259
Research and development	27	46	47
Selling and marketing	26	85	118
General and administrative	392	591	590
	$637	$976	$1,014
Equity-based compensation cost capitalized in inventory	$146	$254	$259
Equity-based compensation cost remaining in inventory at end of period	$—	$46	$46

The unamortized amount of equity-based compensation was $0.1 million at September 30, 2016, and is scheduled to be charged to expense as follows:

Fiscal Year	Amount
2017	$38
2018	28
2019	28
2020	20
$114

Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income (loss) in the consolidated balance sheets:

	September 30, 2016	October 2, 2015
Unrealized income (loss) on cash flow hedges, net of tax of $212 and $(673), respectively	$634	$(2,021)
Unrealized actuarial gain (loss) and prior service credit for pension liability, net of tax of $(3) and $8, respectively	(8)	26
Accumulated other comprehensive income (loss)	$626	$(1,995)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table provides changes in accumulated other comprehensive income (loss), net of tax, reported in the Company’s consolidated balance sheets for fiscal years 2016 and 2015 (amounts in parentheses indicate debits):

	Year Ended
	September 30, 2016			October 2, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$(2,021)	$26	$(1,995)	$(753)	$100	$(653)
Other comprehensive income (loss) before reclassifications	678	(92)	586	(3,468)	17	(3,451)
Amounts reclassified from accumulated other comprehensive income or loss	1,977	58	2,035	2,200	(91)	2,109
Net current-period other comprehensive income (loss)	2,655	(34)	2,621	(1,268)	(74)	(1,342)
Balance at end of period	$634	$(8)	$626	$(2,021)	$26	$(1,995)

The following table provides the gross amounts reclassified from accumulated other comprehensive income or loss and the corresponding amounts of taxes for fiscal years 2016 and 2015 (amounts in parentheses indicate debits):

	Year Ended
	September 30, 2016			October 2, 2015
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Amounts reclassified from accumulated other comprehensive income or loss	$2,636	$78	$2,714	$2,932	$(122)	$2,810
Less: tax	(659)	(20)	(679)	(732)	31	(701)
Amounts reclassified from accumulated other comprehensive income or loss, net of tax	$1,977	$58	$2,035	$2,200	$(91)	$2,109

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
(All tabular dollar amounts in thousands)

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
The satcom equipment segment consists of two divisions, including the ASC Signal division, which the Company acquired in September 2015. The satcom equipment segment manufactures and supplies high-power amplifiers primarily for communication with satellites, and satellite communications, radar and high-frequency antennas and controllers. These products are used for satellite communication uplinks, terrestrial communications, imagery and data transmission, and radar and intelligence applications. This segment also provides spares, service and other post-sales support. Its products are distributed through the Company’s direct sales force and independent sales representatives.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Sales from external customers
RF products	$334,490	$340,575	$355,698
Satcom equipment	139,626	83,612	89,610
Other	20,516	23,477	29,993
	$494,632	$447,664	$475,301
Intersegment product transfers
RF products	$20,358	$18,590	$21,644
Satcom equipment	99	24	33
	$20,457	$18,614	$21,677
Capital expenditures[a]
RF products	$3,794	$5,340	$6,181
Satcom equipment	880	227	267
Other	1,146	1,124	1,155
	$5,820	$6,691	$7,603
EBITDA
RF products	$69,757	$74,276	$83,368
Satcom equipment	20,853	9,732	9,267
Other	(11,379)	(14,459)	(19,690)
	$79,231	$69,549	$72,945

[a] Capital expenditures incurred on an accrual basis.

	September 30, 2016	October 2, 2015
Total assets
RF products	$513,542	$515,966
Satcom equipment	180,164	183,711
Other	71,175	71,467
	$764,881	$771,144

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

Operating income by the Company’s reportable segments was as follows:

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Operating income
RF products	$61,863	$65,255	$74,245
Satcom equipment	18,883	8,660	8,139
Other	(27,949)	(27,685)	(26,154)
	$52,797	$46,230	$56,230

The following table reconciles net income to EBITDA:

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
Net income	$5,746	$4,939	$9,117
Depreciation and amortization	26,434	23,319	23,950
Interest expense, net	39,054	36,506	32,182
Income tax expense	7,997	4,785	7,696
EBITDA	$79,231	$69,549	$72,945

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

With the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its CODM evaluate operating segments using discrete asset information.

Net property, plant and equipment by geographic area were as follows:

	September 30, 2016	October 2, 2015
United States	$53,144	$58,074
Canada	19,279	19,859
Other	519	659
Total	$72,942	$78,592

Goodwill by geographic area was as follows:

	September 30, 2016	October 2, 2015
United States	$128,340	$127,225
Canada	88,209	88,209
	$216,549	$215,434

The Company attributes sales from external customers to individual countries based on product shipment destination. Sales by geographic area were as follows for external customers:

	Year Ended
	September 30, 2016	October 2, 2015	October 3, 2014
United States	$332,509	$296,829	$316,229
All foreign countries	162,123	150,835	159,072
Total sales	$494,632	$447,664	$475,301

There were no individual foreign countries with sales greater than 10% of total sales for the periods presented.

The United States Government, including its agencies, is the only customer that accounted for 10% or more of the Company’s consolidated sales in fiscal years 2016, 2015 and 2014. Direct sales to the U.S. Government and its agencies were $86.0 million, $83.5 million and $81.6 million, for fiscal years 2016, 2015 and 2014, respectively. Accounts receivable from this customer represented 8% and 7% of consolidated accounts receivable as of September 30, 2016 and October 2, 2015, respectively.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year 2016
Sales	$110,682	$120,285	$129,612	$134,053
Gross profit(1)	28,898	32,478	39,792	37,874
Net income (loss)(1)	(1,210)	474	4,513	1,969

Fiscal year 2015
Sales	$110,674	$107,964	$109,645	$119,381
Gross profit	32,623	28,868	29,814	34,278
Net income (loss)(2)	2,983	(870)	1,219	1,607

(1) Net income for the first quarter of fiscal year 2016 reflects a pre-tax charge of $0.3 million for the change in fair value of contingent consideration relating to the acquisition of Radant. Gross profit and net income for the first quarter of fiscal year 2016 reflect pre-tax utilization of the net increase in cost basis of inventory of $0.9 million relating to the acquisition of ASC Signal.

(2) Net income for the first through fourth quarters of fiscal year 2015 reflects a pre-tax charge of $0.5 million, $0.6 million, $0.7 million and $0.3 million, respectively, for the change in fair value of contingent consideration relating to the acquisition of Radant.

15.	Subsequent Event
On December 12, 2016, CPII entered into the Commitment Letter with UBS with respect to its existing Senior Notes. Pursuant to the Commitment Letter, which expires on April 12, 2016, UBS has committed to provide and arrange a bridge loan financing of $245.0 million (the “Bridge Facility”) providing the funding necessary for the anticipated refinancing of the Senior Notes (if the Company is otherwise unable to refinance its Senior Notes with certain other financing) and the Second Lien Credit Agreement. The financing commitment is subject to certain customary conditions set forth in the Commitment Letter, including the execution and delivery of documentation, the accuracy of representations, the absence of events of default, the absence of material adverse changes and other customary closing conditions. Successful refinancing of the Senior Notes through the Bridge Facility, or otherwise, will extend the maturity date for the First Lien Term Loan and, if not refinanced, the Second Lien Term Loan from November 2017 to April 2021.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

16.	Supplemental Guarantors Condensed Consolidating Financial Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$24,873	$25,279	$—	$50,152
Restricted cash	—	—	1,494	65	—	1,559
Accounts receivable, net	—	—	45,499	17,560	—	63,059
Inventories	—	—	66,798	39,242	(583)	105,457
Intercompany receivable	—	—	130,498	8,574	(139,072)	—
Prepaid and other current assets	1	73	2,713	2,868	222	5,877
Total current assets	1	73	271,875	93,588	(139,433)	226,104
Property, plant and equipment, net	—	—	53,193	19,749	—	72,942
Intangible assets, net	—	—	175,769	71,520	—	247,289
Goodwill	—	—	128,396	88,153	—	216,549
Other long-term assets	—	—	199	1,798	—	1,997
Investment in subsidiaries	57,923	796,297	33,835	—	(888,055)	—
Total assets	$57,924	$796,370	$663,267	$274,808	$(1,027,488)	$764,881
Liabilities and stockholders’ equity
Current portion of long-term debt	$—	$10,051	$—	$—	$—	$10,051
Accounts payable	—	—	17,889	14,561	—	32,450
Accrued expenses	2,249	2,472	18,931	4,557	3	28,212
Product warranty	—	—	3,588	2,404	—	5,992
Income taxes payable	—	—	1,910	1,145	—	3,055
Advance payments from customers	—	—	7,464	3,768	—	11,232
Intercompany payable	—	5,353	—	—	(5,353)	—
Total current liabilities	2,249	17,876	49,782	26,435	(5,350)	90,992
Deferred tax liabilities	—	—	68,068	20,991	—	89,059
Long term debt, net of discount and debt issuance costs	—	524,400	—	—	—	524,400
Other long-term liabilities	—	—	2,712	2,043	—	4,755
Total liabilities	2,249	542,276	120,562	49,469	(5,350)	709,206
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	405,165	184,219	(800,484)	—
Equity investment in subsidiary	626	626	9,378	—	(10,630)	—
Additional paid-in capital	27,156	—	—	—	—	27,156
Accumulated other comprehensive income	—	—	—	626	—	626
Retained earnings	27,893	42,368	128,162	40,494	(211,024)	27,893
Total stockholders’ equity	55,675	254,094	542,705	225,339	(1,022,138)	55,675
Total liabilities and stockholders’ equity	$57,924	$796,370	$663,267	$274,808	$(1,027,488)	$764,881

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended September 30, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$396,105	$192,471	$(93,944)	$494,632
Cost of sales	—	—	297,164	150,859	(92,433)	355,590
Gross profit	—	—	98,941	41,612	(1,511)	139,042
Operating costs and expenses:
Research and development	—	—	7,030	8,914	—	15,944
Selling and marketing	—	—	17,153	9,689	(1,377)	25,465
General and administrative	3,322	110	21,999	5,614	(1)	31,044
Amortization of acquisition-related intangible assets	—	—	9,717	4,075	—	13,792
Total operating costs and expenses	3,322	110	55,899	28,292	(1,378)	86,245
Operating income (loss)	(3,322)	(110)	43,042	13,320	(133)	52,797
Interest expense (income), net	—	39,108	(1)	(53)		39,054
Income (loss) before income tax expense (benefit) and equity in income of subsidiaries	(3,322)	(39,218)	43,043	13,373	(133)	13,743
Income tax expense (benefit)	(1,290)	(14,902)	21,514	2,726	(51)	7,997
Equity in income of subsidiaries	7,778	32,094	2,223	—	(42,095)	—
Net income	5,746	7,778	23,752	10,647	(42,177)	5,746
Equity in other comprehensive income of subsidiaries, net of tax	2,621	2,621	—	—	(5,242)	—
Other comprehensive income, net of tax						—
Unrealized gain on cash flow hedges, net of tax	—	—	—	2,655	—	2,655
Unrealized actuarial loss and amortization of prior service cost for pension liability, net of tax	—	—	—	(34)	—	(34)
Total other comprehensive income, net of tax	—	—	—	2,621	—	2,621
Comprehensive income	$8,367	$10,399	$23,752	$13,268	$(47,419)	$8,367

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended October 2, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$343,362	$166,860	$(62,558)	$447,664
Cost of sales	—	—	254,219	129,107	(61,245)	322,081
Gross profit	—	—	89,143	37,753	(1,313)	125,583
Operating costs and expenses:
Research and development	—	—	6,659	8,271	—	14,930
Selling and marketing	—	—	13,816	10,061	(1,338)	22,539
General and administrative	2,411	1,416	23,268	4,439	(5)	31,529
Amortization of acquisition-related intangible assets	—	—	6,285	4,070	—	10,355
Total operating costs and expenses	2,411	1,416	50,028	26,841	(1,343)	79,353
Operating income (loss)	(2,411)	(1,416)	39,115	10,912	30	46,230
Interest expense (income), net	—	36,506	8	(8)	—	36,506
Income (loss) before income tax expense (benefit) and equity in income of subsidiaries	(2,411)	(37,922)	39,107	10,920	30	9,724
Income tax expense (benefit)	(933)	(14,408)	17,968	2,147	11	4,785
Equity in income of subsidiaries	6,417	29,931	1,719	—	(38,067)	—
Net income	4,939	6,417	22,858	8,773	(38,048)	4,939
Equity in other comprehensive loss of subsidiaries	(1,342)	(1,342)	—	—	2,684	—
Other comprehensive loss, net of tax						—
Unrealized loss on cash flow hedges, net of tax	—	—	—	(1,268)	—	(1,268)
Unrealized actuarial loss and amortization of prior service cost for pension liability, net of tax	—	—	—	(74)	—	(74)
Total other comprehensive loss, net of tax	$—	$—	$—	$(1,342)	$—	$(1,342)
Comprehensive income	$3,597	$5,075	$22,858	$7,431	$(35,364)	$3,597

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended October 3, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$366,585	$174,813	$(66,097)	$475,301
Cost of sales	—	—	266,867	134,648	(64,836)	336,679
Gross profit	—	—	99,718	40,165	(1,261)	138,622
Operating costs and expenses:
Research and development	—	—	6,882	8,943	—	15,825
Selling and marketing	—	—	14,016	11,107	(1,581)	23,542
General and administrative	2,926	686	23,039	5,709	185	32,545
Amortization of acquisition-related intangible assets	—	—	6,402	4,078	—	10,480
Total operating costs and expenses	2,926	686	50,339	29,837	(1,396)	82,392
Operating income (loss)	(2,926)	(686)	49,379	10,328	135	56,230
Interest expense (income), net	—	32,183	8	(9)	—	32,182
Loss on debt restructuring	—	7,235	—	—	—	7,235
Income (loss) before income tax expense (benefit) and equity in income of subsidiaries	(2,926)	(40,104)	49,371	10,337	135	16,813
Income tax expense (benefit)	(1,125)	(15,239)	21,393	2,615	52	7,696
Equity in income of subsidiaries	10,918	35,783	914	—	(47,615)	—
Net income	9,117	10,918	28,892	7,722	(47,532)	9,117
Equity in other comprehensive loss of subsidiaries	(739)	(739)	—	—	1,478	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(745)	—	(745)
Unrealized actuarial gain and amortization of prior service cost for pension liability, net of tax	—	—	—	6	—	6
Total other comprehensive loss, net of tax	—	—	—	(739)	—	(739)
Comprehensive income	$8,378	$10,179	$28,892	$6,983	$(46,054)	$8,378

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$3,164	$7,895	$15,071	$26,130
Cash flows from investing activities
Proceeds from sale of available-for-sale securities	—	—	298	—	298
Capital expenditures	—	—	(4,881)	(1,082)	(5,963)
Acquisition	—	—	(363)	—	(363)
Net cash used in investing activities	—	—	(4,946)	(1,082)	(6,028)
Cash flows from financing activities
Payment of contingent consideration	—	—	(4,300)	—	(4,300)
Return of intercompany capital	—	—	614	(614)	—
Intercompany dividend	—	—	166	(166)	—
Payment of debt issuance costs	—	(64)	—	—	(64)
Repayment of borrowings under First Lien Term Loan	—	(3,100)	—	—	(3,100)
Net cash used in financing activities	—	(3,164)	(3,520)	(780)	(7,464)
Net increase (decrease) in cash and cash equivalents	—	—	(571)	13,209	12,638
Cash and cash equivalents at beginning of period	—	—	25,444	12,070	37,514
Cash and cash equivalents at end of period	$—	$—	$24,873	$25,279	$50,152

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended October 2, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$4,215	$11,739	$4,630	$20,584
Cash flows from investing activities
Capital expenditures	—	—	(5,648)	(887)	(6,535)
Acquisition, net of cash acquired	—	—	(50,377)	—	(50,377)
Net cash used in investing activities	—	—	(56,025)	(887)	(56,912)
Cash flows from financing activities
Return of intercompany capital	—	8,800	—	(8,800)	—
Intercompany funding	—	(36,240)	27,440	8,800	—
Borrowings under Second Lien Term Loan	—	27,440	—	—	27,440
Payment of debt issuance costs	—	(1,115)	—	—	(1,115)
Repayment of borrowings under First Lien Term Loan	—	(3,100)	—	—	(3,100)
Net cash provided by (used in) financing activities	—	(4,215)	27,440	—	23,225
Net increase (decrease) in cash and cash equivalents	—	—	(16,846)	3,743	(13,103)
Cash and cash equivalents at beginning of period	—	—	42,290	8,327	50,617
Cash and cash equivalents at end of period	$—	$—	$25,444	$12,070	$37,514

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended October 3, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$796	$49,617	$3,224	$53,637
Cash flows from investing activities
Capital expenditures	—	—	(7,113)	(561)	(7,674)
Acquisition, net of cash acquired	—	—	(36,776)	—	(36,776)
Net cash used in investing activities	—	—	(43,889)	(561)	(44,450)
Cash flows from financing activities
Return of intercompany capital	—	9,000	—	(9,000)	—
Intercompany funding	—	15,825	(24,825)	9,000	—
Intercompany dividend	175,000	(175,000)	—	—	—
Borrowings under First Lien Term Loan	—	309,225	—	—	309,225
Payment of debt issuance costs	—	(8,756)	—	—	(8,756)
Payment of debt modification costs	—	(5,365)	—	—	(5,365)
Repayment of borrowings under previous term loan facility	—	(144,175)	—	—	(144,175)
Repayment of borrowings under First Lien Term Loan	—	(1,550)	—	—	(1,550)
Dividends paid	(175,000)	—	—	—	(175,000)
Net cash used in financing activities	—	(796)	(24,825)	—	(25,621)
Net increase (decrease) in cash and cash equivalents	—	—	(19,097)	2,663	(16,434)
Cash and cash equivalents at beginning of period	—	—	61,387	5,664	67,051
Cash and cash equivalents at end of period	$—	$—	$42,290	$8,327	$50,617

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI INTERNATIONAL HOLDING CORP.

Dated:	December 14, 2016	/s/ O. JOE CALDARELLI
O. Joe Caldarelli
Chief Executive Officer

Dated:	December 14, 2016	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Title	Date

/s/ O. JOE CALDARELLI O. Joe Caldarelli	Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2016

ROBERT A. FICKETT* Robert A. Fickett	President, Chief Operating Officer and Director	December 14, 2016

/s/ JOEL A. LITTMAN Joel A. Littman	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 14, 2016

HUGH D. EVANS* Hugh D. Evans	Chairman of the Board of Directors	December 14, 2016

BENJAMIN M. POLK* Benjamin M. Polk	Director	December 14, 2016

MICHAEL J. MEEHAN* Michael J. Meehan	Director	December 14, 2016

Adm LEIGHTON W. SMITH, JR.* Admiral Leighton W. Smith, Jr.	Director	December 14, 2016

*By:	/s/ JOEL A. LITTMAN Joel A. Littman Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger, dated as of November 24, 2010, by and among Catalyst Holdings, Inc., Catalyst Acquisition, Inc. and CPI International, Inc.	CPI International, Inc.’s Form 8-K, filed on November 29, 2010.
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
10.1
Second Lien Credit Agreement, dated as of September 17, 2015, among CPI International, Inc., as Borrower, CPI International Holding Corp. and the other guarantors party hereto, as Guarantors, the lenders party hereto, Corporate Capital Trust, Inc., as Lead Arranger and Bookrunner, and Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent
Registrant’s Annual Report on Form 10-K for the fiscal year ended December 10, 2015.
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
10.3
Amendment No. 1, dated as of September 28, 2016, to the Credit Agreement, dated as of April 7, 2014, by CPI International, Inc., as Borrower, the guarantors party hereto and UBS AG, Stamford Branch, as Collateral Agent
Filed herewith

Exhibit Number	Exhibit Description	Incorporated by Reference to:
10.4	Security Agreement, dated as of April 7, 2014, by CPI International, Inc., as Borrower, the guarantors party hereto and UBS AG, Stamford Branch, as Collateral Agent	Registrant’s Form 10-Q filed on August 12, 2014.
10.5
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
Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
10.6	Advisory Agreement, dated as of February 11, 2011, between CPI International, Inc. and Veritas Capital Fund Management, L.L.C.	Registrant’s Registration Statement on Form S-4 (Registration No. 333-173372), filed on April 7, 2011.
10.7	Cross License Agreement, dated as of August 10, 1995, between CPI and Varian Associates	Communications & Power Industries LLC’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.8
Assignment and Assumption of Lessee’s Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto), dated as of August 10, 1995, by and among Varian Realty Inc., Varian Associates and CPI
Communications & Power Industries LLC’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.9	Fourth Amendment of Lease, dated December 15, 2000, by and between The Board of Trustees of the Leland Stanford Junior University and CPI	Communications & Power Industries LLC’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2000 (File No. 033-96858).
10.10	Sublease (Unit 8, Palo Alto), dated as of August 10, 1995, by and between Varian Realty Inc. and CPI	Communications & Power Industries LLC’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.11	Sublease (Building 4, Palo Alto), dated as of August 10, 1995, by and between CPI, as Sublessee, Varian, as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor	Communications & Power Industries LLC’s Registration Statement on Form S-1 (Registration No. 033-96858) filed on September 12, 1995.
10.12	First Amendment to Sublease, Subordination, Non-Disturbance and Attornment Agreement, dated as of April 2, 1999, by and among Varian, Inc., CPI, Varian, and Varian Realty Inc.	CPI International, Inc.’s Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005.
10.13	Second Amendment to Sublease, dated as of April 28, 2000, by and between Varian, Inc. and CPI	CPI International, Inc.’s Registration Statement on Form S-4 (Registration No. 333-123917) filed on April 7, 2005.
10.14	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O. Joe Caldarelli) effective January 1, 2002	Communications & Power Industries LLC’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.
10.15	First Amendment and Restatement of the CPI Non-Qualified Deferred Compensation Plan effective as of December 1, 2004	CPI International, Inc.’s Form 10-Q filed on February 6, 2008.
10.16	Employment Agreement, dated as of April 27, 2006, by and between Communications & Power Industries Canada Inc. and O. Joe Caldarelli	CPI International, Inc.’s Form 10-Q filed on May 15, 2006
10.17	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Robert A. Fickett	CPI International, Inc.’s Form 10-Q filed on February 6, 2008.
10.18	Amended and Restated Employment Agreement, dated as of January 17, 2008, by and between CPI and Joel A. Littman	CPI International, Inc.’s Form 10-Q filed on February 6, 2008.
10.19	Employment Agreement, dated November 2, 2002, by and between CPI and Don Coleman	Communications & Power Industries LLC’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.

Exhibit Number	Exhibit Description	Incorporated by Reference to:
10.20	Form of Indemnification Agreement	CPI International, Inc.’s Registration Statement on Form S-1/A filed on April 11, 2006 (Commission File No. 333-130662).
10.21	Employment Agreement, dated June 27, 2000, by and between CPI and John R. Beighley	CPI International, Inc.’s Form 10-Q filed on February 12, 2007.
10.22	Employment Agreement, dated June 21, 2004, by and between CPI and Andrew Tafler	CPI International, Inc.’s Form 10-K filed on December 15, 2008.
10.23	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 8, 2011, by and between CPI and Robert A. Fickett	Registrant’s Registration Statement on Form S-4/A (Registration No. 333-173372), filed on June 21, 2011.
10.24	Amendment No. 1 to Amended and Restated Employment Agreement, dated February 8, 2011, by and between CPI and Joel A. Littman	Registrant’s Registration Statement on Form S-4/A (Registration No. 333-173372), filed on June 21, 2011.
10.25	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and O. Joe Caldarelli	Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
10.26	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and Robert A. Fickett	Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
10.27	Employment Agreement Waiver, dated February 10, 2011, by and between CPI International Acquisition, Inc. and Joel A. Littman	Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.
12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21.1	List of Subsidiaries	Filed herewith
24.1	Power of Attorney of the Board of Directors and Officers	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended	Filed herewith
32.1	Certifications of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certifications of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith