Form 10-Q
period 2016-12-30
CPI International Holding Corp.
filed 2017-02-07
CIK 1515003

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2016
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
Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: As of February 7, 2017, 1,110 shares of Common Stock, $0.01 par value, all of which are owned by CPI International Holding LLC, the registrant’s parent holding company, are outstanding and are not publicly traded.

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

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

Part I:  FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data – unaudited)

	December 30, 2016	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$44,342	$50,152
Restricted cash	1,270	1,559
Accounts receivable, net	56,333	63,059
Inventories	103,257	105,457
Prepaid and other current assets	10,678	5,877
Total current assets	215,880	226,104
Property, plant, and equipment, net	72,287	72,942
Intangible assets, net	244,366	247,289
Goodwill	216,549	216,549
Other long-term assets	1,295	1,997
Total assets	$750,377	$764,881

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$10,051
Accounts payable	24,884	32,450
Accrued expenses	33,213	28,212
Product warranty	5,720	5,992
Income taxes payable	941	3,055
Advance payments from customers	12,176	11,232
Total current liabilities	76,934	90,992
Deferred tax liabilities	88,106	89,059
Long-term debt:
Principal, less current portion	535,309	535,199
Less unamortized original issue discount	(2,086)	(2,585)
Less unamortized debt issuance costs	(7,284)	(8,214)
Long term debt, net of discount and debt issuance costs	525,939	524,400
Other long-term liabilities	4,208	4,755
Total liabilities	695,187	709,206
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value, 2 shares authorized: 1 share issued and outstanding)	—	—
Additional paid-in capital	27,173	27,156
Accumulated other comprehensive income (loss)	(95)	626
Retained earnings	28,112	27,893
Total stockholders’ equity	55,190	55,675
Total liabilities and stockholders’ equity	$750,377	$764,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE LOSS
(In thousands – unaudited)

	Three Months Ended
	December 30, 2016	January 1, 2016
Sales	$114,623	$110,682
Cost of sales, including $0 and $906 of utilization of net increase in cost basis of inventory due to purchase accounting, respectively	82,533	81,784
Gross profit	32,090	28,898
Operating costs and expenses:
Research and development	3,922	3,893
Selling and marketing	5,984	6,529
General and administrative	8,165	8,118
Amortization of acquisition-related intangible assets	2,699	3,558
Total operating costs and expenses	20,770	22,098
Operating income	11,320	6,800
Interest expense, net	10,786	9,723
Income (loss) before income taxes	534	(2,923)
Income tax expense (benefit)	315	(1,713)
Net income (loss)	219	(1,210)

Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	(721)	(379)
Total other comprehensive loss, net of tax	(721)	(379)
Comprehensive loss	$(502)	$(1,589)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands – unaudited)

	Three Months Ended
	December 30, 2016	January 1, 2016
Cash flows from operating activities
Net cash provided by operating activities	$8,899	$4,146

Cash flows from investing activities
Capital expenditures	(2,248)	(1,925)
Acquisition	—	(363)
Net cash used in investing activities	(2,248)	(2,288)

Cash flows from financing activities
Payment of contingent consideration	—	(4,300)
Payment of Bridge Facility commitment fee and debt issuance costs	(2,520)	(63)
Repayment of borrowings under First Lien Term Loan	(9,941)	(775)
Net cash used in financing activities	(12,461)	(5,138)

Net decrease in cash and cash equivalents	(5,810)	(3,280)
Cash and cash equivalents at beginning of period	50,152	37,514
Cash and cash equivalents at end of period	$44,342	$34,234

Supplemental cash flow disclosures
Cash paid for interest	$3,886	$3,991
Cash paid for income taxes, net of refunds	$4,463	$1,061
Accrued Bridge Facility commitment fee	$2,450	$—
Decrease in accrued capital expenditures	$134	$400

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

Basis of Presentation and Consolidation

The Company’s fiscal year is the 52- or 53-week period that ends on the Friday nearest September 30. Fiscal years 2017 and 2016 comprise the 52-week periods ending September 29, 2017 and September 30, 2016, respectively. Each of the three months ended December 30, 2016 and January 1, 2016 included 13 weeks. All other period references are to the Company’s fiscal periods unless otherwise indicated.

The accompanying condensed consolidated financial statements of the Company as of December 30, 2016 and for the three months ended December 30, 2016 and January 1, 2016 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the Securities and Exchange Commission on December 14, 2016. The condensed consolidated balance sheet as of September 30, 2016 has been derived from the audited financial statements at that date. The results of operations and cash flows for the interim period ended December 30, 2016 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated in consolidation.

Risks and Uncertainties

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The term loans under the Company's first and second lien credit facilities will mature and become payable in November 2017 unless the Company refinances at least 65% of its outstanding senior notes and satisfies certain other conditions prior to that time. However, if the Company refinances at least 65% of its outstanding senior notes and satisfies certain other conditions prior to the requisite deadline, the maturity of the term loans under the first and second lien credit facilities will be extended by approximately three and a half years. The Company intends to refinance at least 65% of its outstanding senior notes and satisfy the conditions necessary for the extension of the maturity dates of the term loans under its first and second lien credit facilities. On December 12, 2016, the Company entered into a commitment letter (the “Commitment Letter”) with UBS, AG, Stamford Branch and UBS Securities LLC (collectively, “UBS”), pursuant to which UBS has committed (subject to certain customary conditions) to provide and arrange a bridge loan facility to refinance 100% of the Company's existing senior notes (if the Company is otherwise unable to refinance its senior notes with certain other financing) and 100% of the Company's second lien credit facility. Assuming the Company is successful in refinancing its senior notes prior to November 2017, the Company believes that cash flows from operations and availability under its revolving credit facility, included in its senior secured credit facilities, will be sufficient to fund the Company's working capital needs, capital expenditures and other business requirements for at least the next 12 months. See Note 5, “Long-term Debt,” for additional information.

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

In August 2016, the FASB issued an accounting standard update that provides new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. This accounting standard update is effective for annual and interim periods beginning after December 15, 2017. This accounting standard update will be effective for the Company beginning in the second quarter of fiscal year 2018. The Company does not expect that the adoption of this accounting standard update will have a material effect on its consolidated statements of cash flows.

In October 2016, the FASB issued an accounting standard update that requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of when the asset is sold. This accounting standard update requires adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. This accounting standard update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company early adopted this accounting standard update beginning in the first quarter of fiscal year 2017. The new accounting standard update had no impact on the Company's consolidated results of operations, financial position or cash flows because the Company did not have any deferred income tax accounts for intra-entity asset transfers as of October 1, 2016, the Company's date of adoption.

In November 2016, the FASB issued an accounting standard update which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This accounting standard update is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company does not expect the adoption of this ASU to have a material impact on its consolidated statements of cash flows.

3.	Supplemental Financial Information

Accounts Receivable: Accounts receivable are stated net of allowances for doubtful accounts as follows:

	December 30, 2016	September 30, 2016
Accounts receivable	$56,956	$63,682
Less: Allowance for doubtful accounts	(623)	(623)
Accounts receivable, net	$56,333	$63,059

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Inventories: The following table provides details of inventories:

	December 30, 2016	September 30, 2016
Raw materials and parts	$56,255	$57,508
Work in process	30,953	32,258
Finished goods	16,049	15,691
Total inventories	$103,257	$105,457

Reserve for loss contracts: The following table summarizes the activity related to reserves for loss contracts during the periods presented:

	Three Months Ended
	December 30, 2016	January 1, 2016
Balance at beginning of period	$1,180	$1,638
Provision for loss contracts, charged to cost of sales	77	571
Credit to cost of sales upon revenue recognition	(393)	(304)
Balance at end of period	$864	$1,905

At the end of each period presented above, reserve for loss contracts was reported in the condensed consolidated balance sheet in the following accounts:

	December 30, 2016	January 1, 2016
Inventories	$841	$1,905
Accrued expenses	23	—
Total reserves for loss contracts	$864	$1,905

Accrued Expenses:    The following table provides details of accrued expenses:

	December 30, 2016	September 30, 2016
Payroll and employee benefits	$14,162	$16,276
Accrued interest	7,161	2,472
Foreign exchange forward derivatives	575	217
Deferred income	994	984
Bridge Facility commitment fee (Note 5)	2,450	—
Other accruals	7,871	8,263
	$33,213	$28,212

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Product Warranty: The following table summarizes the activity related to product warranty:

	Three Months Ended
	December 30, 2016	January 1, 2016
Beginning accrued warranty	$5,992	$5,304
Actual costs of warranty claims	(1,846)	(1,350)
Estimates for product warranty, charged to cost of sales	1,574	1,506
Ending accrued warranty	$5,720	$5,460

4.	Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and derivative instruments. The following tables set forth financial instruments carried at fair value by level of fair value hierarchy:

		Fair Value Measurements at December 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Institutional Government money market and overnight U.S. Government securities[1]	$28,983	$28,983	$—	$—
Foreign exchange forward derivatives[2]	460	—	460	—
Total assets at fair value	$29,443	$28,983	$460	$—

Liabilities:
Foreign exchange forward derivatives[3]	$575	$—	$575	$—
Total liabilities at fair value	$575	$—	$575	$—

[1]	The institutional Government money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
[2]	The asset position of foreign currency derivatives is classified as part of prepaid and other current assets in the condensed consolidated balance sheet.
[3]	The liability position of foreign currency derivatives is classified as part of accrued expenses in the condensed consolidated balance sheet.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

		Fair Value Measurements at September 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Institutional Government money market and overnight U.S. Government securities[1]	$34,215	$34,215	$—	$—
Foreign exchange forward derivatives[2]	1,159	—	1,159	—
Total assets at fair value	$35,374	$34,215	$1,159	$—

Liabilities:
Foreign exchange forward derivatives[3]	$217	$—	$217	$—
Total liabilities at fair value	$217	$—	$217	$—

[1]	The institutional Government money market and overnight U.S. Government securities are classified as part of cash and cash equivalents in the condensed consolidated balance sheet.
[2]	The asset position of foreign currency derivatives is classified as part of prepaid and other current assets in the condensed consolidated balance sheet.
[3]	The liability position of foreign currency derivatives is classified as part of accrued expenses in the condensed consolidated balance sheet.

See Note 6, “Derivative Instruments and Hedging Activities,” for information regarding the Company’s derivative instruments.

Other Financial Instruments

The Company’s other financial instruments include cash, restricted cash, accounts receivable, accounts payable, accrued expenses and long-term debt. Except for long-term debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The estimated carrying and fair values of the Company’s long-term debt are as follows:

		December 30, 2016		September 30, 2016
	Fair Value Measurement	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan	Level 2	$287,018	$286,287	$296,488	$294,599
Second Lien Term Loan	Level 3	26,582	26,582	26,515	26,515
Senior Notes due 2018	Level 2	212,767	215,992	211,924	214,074
		$526,367	$528,861	$534,927	$535,188

Note: Amounts are net of associated issue discounts and debt issuance costs. Not reflected in the above table are debt issuance costs related to the Company's revolving credit facility of $428 and $476 as of December 30, 2016 and September 30, 2016, respectively.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The fair value of the Second Lien Term Loan (as defined in Note 5, “Long-term Debt”), into which the Company entered in September 2015, was estimated using inputs that are not observable (Level 3) as there are no quoted prices in active or inactive markets for this term loan nor are there any other observable inputs for pricing of identical or similar debt instruments. The fair value of the Second Lien Term Loan approximates its carrying value at December 30, 2016 as interest payments on this term loan are based on LIBOR rates that are reset monthly, and the Company believes that its credit risk has not changed materially since the date the term loan was executed.

5.	Long-term Debt

Anticipated Refinancing
On December 12, 2016, CPII entered into the Commitment Letter with UBS with respect to its existing Senior Notes due 2018 (“Senior Notes”). Pursuant to the Commitment Letter, which expires on April 12, 2017, UBS has committed to provide and arrange a bridge loan financing of $245 million (the “Bridge Facility”) providing the funding necessary for the anticipated refinancing of the Senior Notes (if the Company is otherwise unable to refinance its Senior Notes with certain other financing) and the Second Lien Credit Agreement. The financing commitment is subject to certain customary conditions set forth in the Commitment Letter, including the execution and delivery of documentation, the accuracy of representations, the absence of events of default, the absence of material adverse changes and other customary closing conditions. Successful refinancing of the Senior Notes through the Bridge Facility, or otherwise, will extend the maturity date for the First Lien Term Loan (as defined below) and, if not refinanced, the Second Lien Term Loan (as defined below) by approximately three and half years.
Pursuant to the Commitment Letter, the Company agreed to pay UBS a commitment fee in an aggregate amount of $4.9 million. The first $2.45 million of the commitment fee was paid upon execution of the Commitment Letter and the second $2.45 million of the commitment fee is due on the earlier of the execution of the Bridge Facility or the expiration of the Commitment Letter. In connection with the execution of the Commitment Letter, the Company incurred various direct costs, primarily professional legal fees, totaling $0.3 million for the three months ended December 30, 2016. The commitment fee and other costs incurred are capitalized as prepaid and other current assets in the condensed consolidated balance sheet and are being amortized to interest expense, net, in the condensed consolidated statements of comprehensive loss over the commitment period on a straight-line basis. Of the $5.2 million capitalized commitment fee and other costs during the three months ended December 30, 2016, $0.8 million was amortized in the same period. The unpaid commitment fee and other costs of $2.7 million are included in accrued expenses in the condensed consolidated balance sheet as of December 30, 2016.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company’s long-term debt comprises the following as of the dates presented:

	December 30, 2016	September 30, 2016
Senior Secured Credit Facilities:
First Lien Credit Agreement:
Revolver	$—	$—
First Lien Term Loan	292,309	302,250
Less unamortized original issue discount	(478)	(521)
Less unamortized debt issuance costs[a]	(5,241)	(5,717)
	286,590	296,012
Second Lien Credit Agreement:
Second Lien Term Loan	28,000	28,000
Less unamortized original issue discount	(455)	(476)
Less unamortized debt issuance costs	(963)	(1,009)
	26,582	26,515

Senior Notes	215,000	215,000
Less unamortized original issue discount	(1,153)	(1,588)
Less unamortized debt issuance costs	(1,080)	(1,488)
	212,767	211,924

Long term debt, net of discount and debt issuance costs	525,939	534,451
Less current portion	—	(10,051)
Long-term portion	$525,939	$524,400

Standby letters of credit secured by Revolver	$4,073	$4,542

[a]	Amounts comprised debt issuance costs associated with both Revolver and First Lien Term Loan.

Senior Secured Credit Facilities

In April 2014, CPII entered into a First Lien Credit Agreement, which provides for (a) a term loan in an aggregate principal amount of $310.0 million (“First Lien Term Loan”) and (b) a $30.0 million revolving credit facility (“Revolver”), with sub-limits for letters of credit and swingline loans. On the closing date of the First Lien Credit Agreement, CPII borrowed the entire $310.0 million available under the First Lien Term Loan. No borrowings have been made to date under the Revolver (other than for approximately $4.1 million of outstanding letters of credit as of December 30, 2016).

In September 2015, CPII entered into a Second Lien Credit Agreement, which provides for term loan borrowings in an aggregate principal amount of $28.0 million (“Second Lien Term Loan”). On the closing date of the Second Lien Term Loan, CPII borrowed the entire $28.0 million available under the Second Lien Term Loan.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

Except as noted below, the First Lien Term Loan and the Second Lien Term Loan (collectively, “Term Loans”) will mature on November 17, 2017 and the Revolver will mature on August 19, 2017. However, if (a) in the case of the Term Loans, on or before November 17, 2017, and, in the case of the Revolver, on or before August 19, 2017, CPII has repaid or refinanced no less than 65% of the Senior Notes outstanding as of the closing date of the First Lien Term Loan, or (b) the first lien leverage ratio as of August 19, 2017 is 2.50:1 or less on a pro forma basis (“Maturity Extension Condition”), then the Term Loans will mature on April 7, 2021 and the Revolver will mature on April 7, 2019. See “Anticipated Refinancing” above.

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

Under the First Lien Credit Agreement, for each fiscal year, CPII will also be required to make prepayments within five business days after the date on which the financial statements with respect to that fiscal year are delivered, based on a calculation of excess cash flow, as defined in the First Lien Credit Agreement, less optional prepayments and, in the case of the Revolver, corresponding reductions in commitment, made during such fiscal year. Based on the results for fiscal year 2016, CPII presented to the First Lien Term Loan holders an excess cash flow mandatory prepayment of $10.1 million, which was recorded accordingly as a current liability in the consolidated balance sheet as of September 30, 2016. The First Lien Term Loan holders accepted $9.9 million of the $10.1 million total prepayment tendered and a principal payment in that amount was made during the first quarter of fiscal year 2017. The excess cash flow mandatory prepayment is applied to scheduled installments of the first lien term loan facility (and allocated to such scheduled installments in direct order to the remaining scheduled installments) until paid in full. As a result, no other contractual principal payment is due on the First Lien Term Loan until its scheduled maturity date.

Senior Notes due 2018

In February 2011, CPII issued an aggregate of $215 million of Senior Notes originally bearing interest at the rate of 8.0% per year. The outstanding notes are CPII’s senior unsecured obligations. Parent and each of CPII’s existing and future restricted subsidiaries (as defined in the indenture governing the Senior Notes) guarantee the Senior Notes on a senior unsecured basis. The interest rate on the Senior Notes increased from 8.00% to 8.75% per annum in April 2014. Interest is payable in cash on a bi-annual basis. The indenture governing the Senior Notes limits, subject to certain exceptions, CPII and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred stock; pay dividends and make other restricted payments; make certain investments; sell assets; create liens; consolidate, merge or sell all or substantially all of CPII’s assets; enter into transactions with affiliates and designate subsidiaries as unrestricted subsidiaries.

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

Debt Maturities:    As of December 30, 2016, maturities on long-term debt were as follows:

Fiscal Year	First Lien Term Loan	Second Lien Term Loan	Senior Notes	Total
2017 (remaining nine months)	$—	$—	$—	$—
2018	292,309	28,000	215,000	535,309
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	—	—
Thereafter	—	—	—	—
	$292,309	$28,000	$215,000	$535,309

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates, and that interest rates in effect on December 30, 2016 remain constant for future periods. The above table also excludes (i) any optional prepayments on the Term Loans, (ii) the effect of the Company’s contractual right to repay or refinance the Senior Notes by November 17, 2017, which would extend the maturity date for the Term Loans from November 2017 to April 2021, and (iii) the $2.45 million remaining unpaid Bridge Facility commitment fee.
Covenants

As of December 30, 2016, the Company was in compliance with the covenants under the agreements governing CPII’s First Lien Credit Agreement, Second Lien Credit Agreement and the indentures governing the Senior Notes.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The Company’s Canadian dollar forward contracts in effect as of December 30, 2016 have durations of eight to 20 months. These contracts are designated as a cash flow hedge and are considered highly effective. Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. At December 30, 2016, the unrealized loss, net of tax of $30,000, was $0.1 million. At September 30, 2016, the unrealized gain, net of tax of $0.2 million, was $0.6 million. The Company anticipates recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive loss. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then the Company immediately recognizes the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive loss. No ineffective amounts were recognized due to hedge ineffectiveness in each of the three months ended December 30, 2016 and January 1, 2016.

As of December 30, 2016, the Company had entered into Canadian dollar forward contracts for nominal values of approximately $45.4 million (Canadian dollars), or approximately 75% of estimated Canadian dollar denominated expenses for January 2017 through September 2017, at an average rate of approximately 0.75 U.S. dollars to one Canadian dollar.

The following table summarizes the aggregate fair value of all derivative instruments designated as cash flow hedges at December 30, 2016 and September 30, 2016:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 30, 2016	September 30, 2016	Balance Sheet Location	December 30, 2016	September 30, 2016
Derivative designated as hedging instruments:
Forward contracts	Prepaid and other current assets	$460	$1,159	Accrued expenses	$575	$217
		$460	$1,159		$575	$217

As of December 30, 2016 and September 30, 2016, the Company had no derivative instruments that were classified as non-hedging instruments. The Company’s derivatives are reported on a gross basis. The Company has no master netting arrangements with its derivative counterparties that would allow for net settlement.

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of comprehensive loss for the periods of fiscal years 2017 and 2016 presented:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective and Excluded Portion)
			Location	Amount		Location	Amount
	Three Months Ended			Three Months Ended			Three Months Ended
	December 30, 2016	January 1, 2016		December 30, 2016	January 1, 2016		December 30, 2016	January 1, 2016
Forward contracts	$(981)	$(1,643)	Cost of sales	$(122)	$(1,038)	General and administrative(a)	$(6)	$45
			Research and development	52	(48)
			Selling and marketing	23	(21)
			General and administrative	29	(29)
Total	$(981)	$(1,643)		$(18)	$(1,136)		$(6)	$45

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

In 2010, the Company’s subsidiary, ASC Signal Division (“ASC Signal”), became aware of volatile organic compounds (“VOC”) and other contamination in the soil and groundwater at the Whitby, Ontario industrial site. The Company believes that the contamination originated from the neighboring property, which reportedly is used for crystal manufacturing, and secondarily from the operational practices of the prior operators of ASC Signal. The Company is addressing these conditions through the implementation of a remediation plan. ASC Signal holds a pair of pollution insurance policies and the insurer is indemnifying ASC Signal for the remediation costs. The Company expects that the total remediation costs will be less than the insurance policy limits. In addition, ASC Signal has filed a civil action against the neighbor and certain other parties to recover consequential damages resulting from the contamination. The Company has been informed that one of the defendants in this lawsuit has filed for bankruptcy.

The Company believes that the remaining cost to remediate the contamination at the Whitby site will be in the range of approximately Canadian $1.2 million to $3.3 million (or U.S. $0.9 million to $2.4 million based on an exchange rate of 0.74 U.S. dollars to one Canadian dollar) as of December 30, 2016. The Company, as a result, has a loss reserve accrual balance as of December 30, 2016 of U.S. $0.9 million, which represents the low end of the range of loss estimates because of the uncertainty of the loss estimate amounts. The minimum amount in the range is not necessarily the amount of loss that will be ultimately determined, and it is not likely that the ultimate loss will be less than the minimum amount. As mentioned above, ASC Signal has environmental liability insurance policies which are expected to provide complete indemnification from any costs incurred for the remediation efforts. The expected indemnification gave effect to an environmental indemnification asset also acquired by the Company with the September 2015 ASC Signal acquisition. The accompanying consolidated balance sheets as of December 30, 2016 and September 30, 2016 reflect balances of the environmental indemnification asset of $0.9 million and $1.6 million, respectively, in other long-term assets and the environmental loss reserve of $0.9 million and $1.6 million, respectively, in other long-term liabilities. The decrease in each of the environmental indemnification asset and the environmental loss reserve of $0.7 million reflects a $0.4 million adjustment to the prior estimate of total remediation costs to reflect the actual amount of costs incurred for the excavation phase of the remediation work completed in the three months ended December 30, 2016. The decrease in the environmental indemnification asset also reflects a $0.3 million reimbursement received by the Company from its insurer for actual remediation costs incurred, which decreased the amount of the environmental loss reserve, in the three months ended December 30, 2016. The calculation of environmental loss reserves is based on the evaluation of currently available information. Actual costs to be incurred in future periods may vary from the amount of reserve given the uncertainties regarding the status of laws, regulations, enforcement policies, and the impact of potentially responsible parties, technology and information related to the affected site.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

8.	Related-party Transactions

The Company leases a property in Stow, Massachusetts, that contains a manufacturing plant and office facilities owned by a company controlled by the Director of Business Development of the Company's Radant Technologies Division. The Company paid and recorded a rent expense for such lease of $0.1 million for each of the three months ended December 30, 2016 and January 1, 2016.

One of the vendors of the Company's ASC Signal division is owned by the father of ASC Signal's Vice President of Products. The vendor is also a customer of ASC Signal. Purchases from this vendor were $0.1 million and $0.5 million for the three months ended December 30, 2016 and January 1, 2016, respectively. Sales to this vendor were not material and zero for the same periods, respectively. The Company's outstanding payables to this vendor were not material as of each December 30, 2016 and September 30, 2016, and the Company's outstanding receivables from this vendor were zero and $0.1 million as of the same dates, respectively.

9.	Income Taxes

The condensed consolidated statements of comprehensive loss reflect the following income tax expense (benefit):

	Three Months Ended
	December 30, 2016	January 1, 2016
Income (loss) before income taxes	$534	$(2,923)
Income tax expense (benefit)	$315	$(1,713)
Effective income tax rate	59.0%	58.6%

The Company’s 59.0% effective income tax rate for the three months ended December 30, 2016 differs from the federal statutory rate of 35.0% primarily due to foreign tax credit limitations, partially offset by the domestic manufacturing deduction. The Company’s 58.6% effective tax rate for the three months ended January 1, 2016 differs from the federal statutory rate of 35.0% primarily due to foreign tax credit limitations partially offset by tax benefits from a change in uncertain tax positions upon completion of a Canada Revenue Agency (“CRA”) tax audit and U.S. research and development tax credits from passage of the Protecting Americans from Tax Hike Act of 2015.

The Company files a U.S. federal income tax return and state income tax returns in California, Massachusetts and several other U.S. states. The Company also files income tax returns in Canada and other foreign jurisdictions. With the exception of Canada and California, the Company is no longer subject to examination by the various taxing authorities for fiscal years prior to 2013. The Company is no longer subject to examination by Canada for fiscal years prior to 2009 and California for fiscal years prior to 2008.

The total liability for gross unrecognized tax benefits was $2.9 million and $4.0 million at December 30, 2016 and January 1, 2016, respectively. The liability for gross unrecognized tax benefits did not change significantly between December 30, 2016 and January 1, 2016, and if recognized, would reduce the effective tax rate on income from continuing operations. The Company believes that the amount of unrecognized tax benefits that is reasonably possible of changing in the next 12 months is not significant.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

10.	Accumulated Other Comprehensive Income (Loss)

The following table provides the components of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets:

	December 30, 2016	September 30, 2016
Unrealized income (loss) on cash flow hedges, net of tax of $(30) and $212, respectively	$(87)	$634
Unrealized actuarial loss and prior service credit for pension liability, net of tax of $(3) and $(3), respectively	(8)	(8)
Accumulated other comprehensive income (loss)	$(95)	$626
The following tables provide changes in accumulated other comprehensive income (loss), net of tax, reported in the Company’s condensed consolidated balance sheets for the three months ended December 30, 2016 and January 1, 2016 (amounts in parentheses indicate debits):

	Three Months Ended
	December 30, 2016			January 1, 2016
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at beginning of period	$634	$(8)	$626	$(2,021)	$26	$(1,995)
Other comprehensive loss before reclassifications	(735)	—	(735)	(1,231)	—	(1,231)
Amounts reclassified from accumulated other comprehensive loss	14	—	14	852	—	852
Net current-period other comprehensive loss	(721)	—	(721)	(379)	—	(379)
Balance at end of period	$(87)	$(8)	$(95)	$(2,400)	$26	$(2,374)

The following table provides the gross amount reclassified from accumulated other comprehensive income (loss) and the corresponding amount of tax relating to losses on cash flow hedges for the three months ended December 30, 2016 and January 1, 2016 (amounts in parentheses indicate debits):

	Three Months Ended
	December 30, 2016	January 1, 2016
Amounts reclassified from accumulated other comprehensive loss	$18	$1,136
Less: tax	(4)	(284)
Amounts reclassified from accumulated other comprehensive loss, net of tax	$14	$852

See Note 6, Derivatives Instruments and Hedging Activities, for additional disclosures about reclassifications out of accumulated other comprehensive income (loss) and their corresponding effects on the respective line items in the condensed consolidated statements of comprehensive loss.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

11.	Segments, Geographic and Customer Information

The Company’s reportable segments are RF (“radio frequency”) products and satcom equipment. Made up of five divisions, the RF products segment develops, manufactures and distributes high-power/high-frequency microwave and RF signal components and structures. These products are used in the communications, radar, electronic warfare, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the RF products will be located. The satcom equipment segment, which consists of two divisions, manufactures and supplies high-power amplifiers primarily for communication with satellites, and satellite communications, radar and high-frequency antennas and controllers. These products are used for satellite communication uplinks, terrestrial communications, imagery and data transmission, and radar and intelligence applications. Segment information reported below is consistent with the manner in which it is reviewed and evaluated by the Company’s chief operating decision maker (“CODM”), its chief executive officer, and is based on the nature of the Company’s operations and products offered to customers.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three Months Ended
	December 30, 2016	January 1, 2016
Sales from external customers
RF products	$78,787	$75,287
Satcom equipment	30,352	33,453
Other	5,484	1,942
	$114,623	$110,682
Intersegment product transfers
RF products	$4,237	$4,822
Satcom equipment	15	20
	$4,252	$4,842
Capital expenditures[a]
RF products	$1,351	$1,118
Satcom equipment	606	211
Other	157	196
	$2,114	$1,525
EBITDA
RF products	$15,656	$13,461
Satcom equipment	3,618	5,490
Other	(2,278)	(5,433)
	$16,996	$13,518

[a] Capital expenditures incurred on an accrual basis.

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

	December 30, 2016	September 30, 2016
Total assets
RF products	$509,059	$513,542
Satcom equipment	177,247	180,164
Other	64,071	71,175
	$750,377	$764,881

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

	Three Months Ended
	December 30, 2016	January 1, 2016
Operating income
RF products	$13,863	$11,426
Satcom equipment	3,114	5,071
Other	(5,657)	(9,697)
	$11,320	$6,800

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

The following table reconciles net income (loss) to EBITDA:

	Three Months Ended
	December 30, 2016	January 1, 2016
Net income (loss)	$219	$(1,210)
Depreciation and amortization	5,676	6,718
Interest expense, net	10,786	9,723
Income tax expense (benefit)	315	(1,713)
EBITDA	$16,996	$13,518

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 30, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Assets
Cash and cash equivalents	$—	$—	$16,693	$27,649	$—	$44,342
Restricted cash	—	—	1,209	61	—	1,270
Accounts receivable, net	—	—	40,879	15,454	—	56,333
Inventories	—	—	66,929	36,911	(583)	103,257
Intercompany receivable	—	—	140,360	9,976	(150,336)	—
Prepaid and other current assets	—	4,396	4,432	1,628	222	10,678
Total current assets	—	4,396	270,502	91,679	(150,697)	215,880
Property, plant and equipment, net	—	—	52,569	19,718	—	72,287
Intangible assets, net	—	—	173,866	70,500	—	244,366
Goodwill	—	—	128,396	88,153	—	216,549
Other long-term assets	—	—	199	1,096	—	1,295
Investment in subsidiaries	57,402	791,220	34,898	—	(883,520)	—
Total assets	$57,402	$795,616	$660,430	$271,146	$(1,034,217)	$750,377
Liabilities and stockholders’ equity
Accounts payable	$—	$—	$14,787	$10,097	$—	$24,884
Accrued expenses	2,212	9,817	15,636	5,548	—	33,213
Product warranty	—	—	3,151	2,569	—	5,720
Income taxes payable	—	—	249	692	—	941
Advance payments from customers	—	—	8,807	3,369	—	12,176
Intercompany payable	—	5,354	—	—	(5,354)	—
Total current liabilities	2,212	15,171	42,630	22,275	(5,354)	76,934
Deferred tax liabilities	—	—	67,601	20,505	—	88,106
Long term debt, net of discount and debt issuance costs	—	525,939	—	—	—	525,939
Other long-term liabilities	—	—	2,992	1,216	—	4,208
Total liabilities	2,212	541,110	113,223	43,996	(5,354)	695,187
Common stock	—	—	—	—	—	—
Parent investment	—	211,100	405,182	184,219	(800,501)	—
Equity investment in subsidiary	(95)	(95)	9,378	—	(9,188)	—
Additional paid-in capital	27,173	—	—	—	—	27,173
Accumulated other comprehensive loss	—	—	—	(95)	—	(95)
Retained earnings	28,112	43,501	132,647	43,026	(219,174)	28,112
Total stockholders’ equity	55,190	254,506	547,207	227,150	(1,028,863)	55,190
Total liabilities and stockholders’ equity	$57,402	$795,616	$660,430	$271,146	$(1,034,217)	$750,377

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 30, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$88,002	$46,337	$(19,716)	$114,623
Cost of sales	—	—	66,286	35,656	(19,409)	82,533
Gross profit	—	—	21,716	10,681	(307)	32,090
Operating costs and expenses:
Research and development	—	—	1,554	2,368	—	3,922
Selling and marketing	—	—	4,017	2,274	(307)	5,984
General and administrative	1,473	33	4,958	1,701	—	8,165
Amortization of acquisition-related intangible assets	—	—	1,680	1,019	—	2,699
Total operating costs and expenses	1,473	33	12,209	7,362	(307)	20,770
Operating income (loss)	(1,473)	(33)	9,507	3,319	—	11,320
Interest expense (income), net	—	10,824	(4)	(34)	—	10,786
Income (loss) before income tax expense (benefit) and equity in income (loss) of subsidiaries	(1,473)	(10,857)	9,511	3,353	—	534
Income tax expense (benefit)	(559)	(4,125)	4,178	821	—	315
Equity in income (loss) of subsidiaries	1,133	7,865	(848)		(8,150)	—
Net income	219	1,133	4,485	2,532	(8,150)	219
Equity in other comprehensive loss of subsidiaries	(721)	(721)	—	—	1,442	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(721)	—	(721)
Total other comprehensive loss, net of tax	—	—	—	(721)	—	(721)
Comprehensive income (loss)	$(502)	$412	$4,485	$1,811	$(6,708)	$(502)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended January 1, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated Total
Sales	$—	$—	$86,882	$47,477	$(23,677)	$110,682
Cost of sales	—	—	68,529	36,678	(23,423)	81,784
Gross profit	—	—	18,353	10,799	(254)	28,898
Operating costs and expenses:
Research and development	—	—	1,857	2,036	—	3,893
Selling and marketing	—	—	4,311	2,500	(282)	6,529
General and administrative	503	27	6,242	1,347	(1)	8,118
Amortization of acquisition-related intangible assets	—	—	2,539	1,019	—	3,558
Total operating costs and expenses	503	27	14,949	6,902	(283)	22,098
Operating income (loss)	(503)	(27)	3,404	3,897	29	6,800
Interest expense (income), net	—	9,728	3	(8)	—	9,723
Income (loss) before income tax expense (benefit) and equity in income (loss) of subsidiaries	(503)	(9,755)	3,401	3,905	29	(2,923)
Income tax expense (benefit)	(229)	(3,706)	1,903	308	11	(1,713)
Equity in income (loss) of subsidiaries	(936)	5,113	737	—	(4,914)	—
Net income (loss)	(1,210)	(936)	2,235	3,597	(4,896)	(1,210)
Equity in other comprehensive loss of subsidiaries	(379)	(379)	—	—	758	—
Other comprehensive loss, net of tax
Unrealized loss on cash flow hedges, net of tax	—	—	—	(379)	—	(379)
Total other comprehensive loss, net of tax	—	—	—	(379)	—	(379)
Comprehensive income (loss)	$(1,589)	$(1,315)	$2,235	$3,218	$(4,138)	$(1,589)

CPI INTERNATIONAL HOLDING CORP.
and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 30, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$—	$12,461	$(6,523)	$2,961	$8,899
Cash flows from investing activities
Capital expenditures	—	—	(1,657)	(591)	(2,248)
Net cash used in investing activities	—	—	(1,657)	(591)	(2,248)
Cash flows from financing activities
Payment of Bridge Facility commitment fee and other costs	—	(2,520)	—	—	(2,520)
Repayment of borrowings under First Lien Term Loan	—	(9,941)	—	—	(9,941)
Net cash used in financing activities	—	(12,461)	—	—	(12,461)
Net increase (decrease) in cash and cash equivalents	—	—	(8,180)	2,370	(5,810)
Cash and cash equivalents at beginning of period	—	—	24,873	25,279	50,152
Cash and cash equivalents at end of period	$—	$—	$16,693	$27,649	$44,342

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended January 1, 2016

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$838	$1,756	$1,552	$4,146
Cash flows from investing activities
Capital expenditures	—	—	(1,603)	(322)	(1,925)
Acquisition	—	—	(363)	—	(363)
Net cash used in investing activities	—	—	(1,966)	(322)	(2,288)
Cash flows from financing activities
Payment of contingent consideration	—	—	(4,300)	—	(4,300)
Payment of debt issuance costs	—	(63)	—	—	(63)
Repayment of borrowings under First Lien Term Loan	—	(775)	—	—	(775)
Net cash used in financing activities	—	(838)	(4,300)	—	(5,138)
Net increase (decrease) in cash and cash equivalents	—	—	(4,510)	1,230	(3,280)
Cash and cash equivalents at beginning of period	—	—	25,444	12,070	37,514
Cash and cash equivalents at end of period	$—	$—	$20,934	$13,300	$34,234

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal years are the 52- or 53-week periods that end on the Friday nearest September 30. Fiscal years 2017 and 2016 comprise 52-week periods ending September 29, 2017 and September 30, 2016, respectively. Each of the three months ended December 30, 2016 and January 1, 2016 included 13 weeks. The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and the notes thereto, of CPI International Holding Corp.

Overview

CPI International Holding LLC (“Holding LLC”) owns all of the outstanding common stock of CPI International Holding Corp. (“Parent”), headquartered in Palo Alto, California, which is the parent company of CPI International, Inc. (“CPII”), which in turn is a parent company of Communications & Power Industries LLC (“CPI”) and Communications & Power Industries Canada Inc. (“CPI Canada”). The Veritas Capital Fund IV, L.P. and its affiliates and certain members of CPII’s management beneficially own shares of Parent’s common stock indirectly through their holdings in Holding LLC. CPI and CPI Canada, CPII’s main operating subsidiaries, together develop, manufacture and globally distribute components and subsystems used in the generation, amplification, transmission and reception of microwave signals for a wide variety of systems including radar, electronic warfare and communications (satellite and point-to-point) systems for military and commercial applications, specialty products for medical diagnostic imaging and the treatment of cancer, as well as microwave and radio frequency (“RF”) energy generating products for various industrial and scientific pursuits.

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

Our orders by market for the three months ended December 30, 2016 and January 1, 2016 are summarized as follows (dollars in millions):

	Three Months Ended
	December 30, 2016		January 1, 2016		Increase (Decrease)
	Amount	% of Orders	Amount	% of Orders	Amount	Percent
Radar and Electronic Warfare	$35.6	34%	$38.6	32%	$(3.0)	(8)%
Medical	12.7	12	10.9	9	1.8	17
Communications	47.7	46	64.7	54	(17.0)	(26)
Industrial	6.7	7	3.6	3	3.1	86
Scientific	1.0	1	2.3	2	(1.3)	(57)
Total	$103.7	100%	$120.1	100%	$(16.4)	(14)%

Orders of $103.7 million for the three months ended December 30, 2016 were $16.4 million, or approximately 14%, lower than orders of $120.1 million for the three months ended January 1, 2016. Explanations for the order increase or decrease by market for the three months ended December 30, 2016 compared to the three months ended January 1, 2016 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. Orders in these markets are typically characterized by many smaller orders of less than $3.0 million, and the timing of these orders may vary from year to year. Orders for the radar and electronic warfare markets decreased 8%, primarily due to the varying timing of large orders for the Aegis radar systems. In the three months ended January 1, 2016, our Econco Division received a multi-year order totaling more than $9.0 million to support the Aegis radar systems; this order did not repeat in the three months ended December 30, 2016. This decrease was partially offset by an increase in orders to support a variety of domestic radar systems.

•
Medical: Orders for our medical products consist of orders for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 17% increase in medical orders was due to higher orders for x-ray imaging products, primarily for foreign customers.

•
Communications: Orders for our communications products consist of orders for commercial and military communications applications. The 26% decrease in communications orders was due to lower orders for both military and commercial communications applications, primarily resulting from program timing. Within military communications, orders to support a shipboard communications system and to provide radomes and advanced tactical common data link (“TCDL”) antenna products for aircraft decreased. Within commercial communications, orders to support commercial fixed satellite services applications decreased.

•
Industrial: Orders for our industrial market consist of products to support a wide range of systems used for applications including material processing, instrumentation and testing. Orders in this market are cyclical and generally follow the state of the economy. The $3.1 million increase in industrial orders was primarily due to higher orders for industrial heating and sterilization applications and electromagnetic vulnerability testing.

•
Scientific: Orders in the scientific market consist of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Orders in this market are historically one-time projects and can fluctuate significantly from period to period. The $1.3 million decrease in scientific orders was primarily due to the timing of orders for certain programs. Orders to support a foreign linear accelerator program, a foreign fusion program and a domestic laboratory, were not expected to, and did not, recur in the three months ended December 30, 2016.

Incoming order levels can fluctuate significantly on a quarterly or annual basis, and a particular quarter’s or year’s order rate may not be indicative of future order levels. In addition, our sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

Backlog

Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. As of December 30, 2016, we had an order backlog of $315.7 million, compared to an order backlog of $329.6 million as of January 1, 2016. Because our orders for government end-use products generally have much longer delivery terms than our orders for commercial business (which require quicker turn-around), our backlog is primarily composed of government orders.

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

Three Months Ended December 30, 2016 Compared to Three Months Ended January 1, 2016
The following table sets forth our historical results of operations for each of the periods indicated (dollars in millions):

	Three Months Ended				Increase (Decrease)
	December 30, 2016		January 1, 2016
	Amount	% of Sales	Amount	% of Sales
Sales	$114.6	100.0%	$110.7	100.0%	$3.9
Cost of sales (a)	82.5	72.0	81.8	73.9	0.7
Gross profit	32.1	28.0	28.9	26.1	3.2
Research and development	3.9	3.4	3.9	3.5	—
Selling and marketing	6.0	5.2	6.5	5.9	(0.5)
General and administrative	8.2	7.2	8.1	7.3	0.1
Amortization of acquisition-related intangibles	2.7	2.4	3.6	3.3	(0.9)
Operating income	11.3	9.9	6.8	6.1	4.5
Interest expense, net	10.8	9.4	9.7	8.8	1.1
Income (loss) before income taxes	0.5	0.4	(2.9)	(2.6)	3.4
Income tax expense (benefit)	0.3	0.3	(1.7)	(1.5)	2.0
Net income (loss)	$0.2	0.2%	$(1.2)	(1.1)%	$1.4
Other Data:
EBITDA (b)	$17.0	14.8%	$13.5	12.2%	$3.5

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

For a reconciliation of net income (loss) to EBITDA, see Note 11, Segments, Geographic and Customer Information, of the accompanying unaudited condensed consolidated financial statements.

Sales: Our sales by market for the three months ended December 30, 2016 and January 1, 2016 are summarized as follows (dollars in millions):

	Three Months Ended
	December 30, 2016		January 1, 2016		Increase (Decrease)
	Amount	% of Sales	Amount	% of Sales	Amount	Percent
Radar and Electronic Warfare	$36.7	32%	$39.9	36%	$(3.2)	(8)%
Medical	18.4	16	16.1	15	2.3	14
Communications	51.6	45	45.8	41	5.8	13
Industrial	5.2	5	7.1	6	(1.9)	(27)
Scientific	2.7	2	1.8	2	0.9	50
Total	$114.6	100%	$110.7	100%	$3.9	4%

Sales of $114.6 million for the three months ended December 30, 2016 were $3.9 million, or 4%, higher than sales of $110.7 million for the three months ended January 1, 2016. Explanations for the sales increase or decrease by market for the three months ended December 30, 2016 compared to the three months ended January 1, 2016 are as follows:

•
Radar and Electronic Warfare: The majority of our products in the radar and electronic warfare markets are for domestic and international defense and government end uses. The timing of order receipts and subsequent shipments in these markets may vary from year to year. Sales for the radar and electronic warfare markets decreased 8% due to lower sales of aircraft radomes resulting from the completion of a large radome program.

•
Medical: Sales of our medical products consist of sales for medical imaging applications, such as x-ray imaging, MRI and other applications, and for radiation therapy applications for the treatment of cancer. The 14% increase in sales in the medical market was primarily due to higher sales of x-ray imaging products for foreign customers. Sales to support radiation therapy applications also increased.

•
Communications: Sales of our communications products consist of sales for commercial and military communications applications. The 13% increase in sales in the communications market was primarily due to increased sales to support military communications applications, including higher sales of advanced TCDL antenna products and aircraft radomes.

•
Industrial: Sales for our industrial market consist of sales to support a wide range of systems used for applications including material processing, instrumentation and testing. Sales in this market are cyclical and generally follow the state of the economy. The $1.9 million decrease in sales of industrial products was primarily the result of lower sales to support electromagnetic vulnerability testing and industrial heating applications.

•
Scientific: Sales in the scientific market consist of sales of equipment used in accelerators for the study of high-energy particle physics and in reactor fusion programs. Sales in this market are historically one-time projects and can fluctuate significantly from period to period. The $0.9 million increase in sales of scientific products was primarily the result of higher sales to support a large domestic linear accelerator program.

Gross Profit. Gross profit was $32.1 million, or 28.0% of sales, for the three months ended December 30, 2016 compared to $28.9 million, or 26.1% of sales, for the three months ended January 1, 2016. The $3.2 million increase in gross profit was primarily due to an increase in sales volume, the favorable impact of Canadian costs due to the strength of the U.S. dollar and favorable mix of product shipments in the three months ended December 30, 2016 and the absence of a $0.9 million charge for the utilization of the net increase in the cost basis of inventory acquired in the September 2015 acquisition of ASC Signal Holdings Corporation (“ASC Signal”) that was reported for the three months ended January 1, 2016.

Research and Development. Research and development expenses were $3.9 million, or 3.4% of sales, for the three months ended December 30, 2016 and $3.9 million, or 3.5% of sales, for the three months ended January 1, 2016. There was no significant change in company-sponsored research and development expenses for the three months ended December 30, 2016 compared to the three months ended January 1, 2016.

Total spending on research and development, including customer-sponsored research and development, was as follows (in millions):

	Three Months Ended
	December 30, 2016	January 1, 2016
Company-sponsored	$3.9	$3.9
Customer-sponsored	4.2	2.3
	$8.1	$6.2

Customer-sponsored research and development represents development costs incurred on customer sales contracts to develop new or improved products.

Selling and Marketing. Selling and marketing expenses were $6.0 million, or 5.2% of sales, for the three months ended December 30, 2016, and $6.5 million, or 5.9% of sales, for the three months ended January 1, 2016. The $0.5 million decrease in selling and marketing expenses was primarily due to company cost reduction initiatives.
General and Administrative. General and administrative expenses were $8.2 million, or 7.2% of sales, for the three months ended December 30, 2016, and $8.1 million, or 7.3% of sales, for the three months ended January 1, 2016. There was no significant change in general and administrative expenses for the three months ended December 30, 2016 compared to the three months ended January 1, 2016.
Amortization of Acquisition-related Intangibles. Amortization of acquisition-related intangibles consists of purchase accounting charges for technology and other intangible assets. Amortization of acquisition-related intangibles was $2.7 million for the three months ended December 30, 2016 and $3.6 million for the three months ended January 1, 2016. The $0.9 million decrease in amortization of acquisition-related intangibles for the three months ended December 30, 2016 was primarily due to certain intangible assets that were fully amortized in fiscal year 2016.
Interest Expense, Net (“Interest Expense”). Interest expense was $10.8 million, or 9.4% of sales, for the three months ended December 30, 2016 and $9.7 million, or 8.8% of sales, for the three months ended January 1, 2016. The $1.1 million increase in interest expense was primarily due to amortization of bank commitment fees for the commitment letter that was entered into on December 12, 2016.
Income Tax Expense (Benefit). We recorded an income tax expense of $0.3 million for the three months ended December 30, 2016 and an income tax benefit of $1.7 million for the three months ended January 1, 2016. The effective income tax rate for each of the three months ended December 30, 2016 and January 1, 2016 was 59%. The 59% effective income tax rate for the three months ended December 30, 2016 is similar to our estimated 56% normalized tax rate for fiscal year 2017, which is higher than the federal statutory tax rate of 35% primarily due to foreign tax credit limitations. The 59% effective income tax rate benefit for the three months ended January 1, 2016 included tax benefits from a change in uncertain tax positions upon completion of a Canada Revenue Agency tax audit and U.S. research and development tax credits from passage of the Protecting Americans from Tax Hike Act of 2015 and was higher than the federal statutory rate of 35% primarily due to foreign tax credit limitations.

Net Income (Loss). Net income was $0.2 million, or 0.2% of sales, for the three months ended December 30, 2016 compared to net loss of $1.2 million, or 1.1% of sales, for the three months ended January 1, 2016. The $1.4 million increase in net income for three months ended December 30, 2016 was primarily due to higher gross profit from higher shipment volume, the favorable impact of Canadian costs due to the strength of the U.S. dollar and the absence of a $0.9 million charge for utilization of the net increase in cost basis of inventory acquired from September 2015 acquisition of ASC Signal that was reported for the three months ended January 1, 2016, and lower intangible amortization expense, partially offset by higher income tax and interest expense for the three months ended December 30, 2016.
EBITDA. EBITDA was $17.0 million, or 14.8% of sales, for the three months ended December 30, 2016 compared to $13.5 million, or 12.2% of sales, for the three months ended January 1, 2016. The $3.5 million increase in EBITDA was primarily due to higher gross profit from higher shipment volume, the favorable impact of Canadian costs due to the strength of the U.S. dollar and the absence of a $0.9 million charge for utilization of the net increase in cost basis of inventory acquired from September 2015 acquisition of ASC Signal that was reported for the three months ended January 1, 2016.
.

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

Our senior secured credit facilities require prepayment of the outstanding indebtedness thereunder which is calculated based on a percentage of “excess cash flow” as defined in the credit agreement governing our senior secured credit facilities.
Based on our results for fiscal year 2016, we presented to the holders of the term loan under our first lien credit facility an excess cash flow mandatory prepayment of $10.1 million. The holders of the first lien term loan accepted $9.9 million of the $10.1 million total prepayment tendered and a principal payment in that amount was made during the first quarter of fiscal year 2017. The excess cash flow mandatory prepayment is applied to scheduled installments of the first lien term loan facility (and allocated to such scheduled installments in direct order to the remaining scheduled installments) until paid in full. As a result, no other contractual principal payment is due on the first lien term loan until its scheduled maturity date of November 17, 2017.

The term loans under our first and second lien credit facilities will mature and become payable in November 2017 unless we refinance at least 65% of our outstanding senior notes and satisfy certain other conditions prior to that time. However, if we refinance at least 65% of our outstanding senior notes and satisfy certain other conditions prior to the requisite deadline, the maturity of the term loans under our first and second lien credit facilities will be extended by approximately three and a half years. We intend to refinance at least 65% of our outstanding senior notes and satisfy the conditions necessary for the extension of the maturity dates of the term loans under our first and second lien credit facilities. On December 12, 2016, we entered into a commitment letter (the “Commitment Letter”) with UBS, AG, Stamford Branch and UBS Securities LLC (collectively, “UBS”), pursuant to which UBS has committed (subject to certain customary conditions) to provide and arrange a bridge loan facility of $245 million to refinance 100% of our existing senior notes (if we are otherwise unable to refinance our senior notes with certain other financing) and 100% of our second lien credit facility. Pursuant to the Commitment Letter, we agreed to pay UBS a commitment fee in an aggregate amount of $4.9 million. The first $2.45 million of the commitment fee was paid upon execution of the Commitment Letter and the second $2.45 million of the commitment fee is due on the earlier of the execution of the bridge loan facility or the expiration of the Commitment Letter.

Assuming we are successful in refinancing our senior notes prior to November 2017, we believe that cash flows from operations and availability under our revolving credit facility included in our first lien credit facility will be sufficient to fund our working capital needs, capital expenditures and other business requirements for at least the next 12 months. We may need to incur additional financings to make strategic acquisitions or investments or if our cash flows from operations are less than we expect. We cannot be certain that financing will be available to us on acceptable terms or that financing will be available at all.

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

Cash and Working Capital

The following summarizes our cash and cash equivalents and working capital (in millions):

	December 30, 2016	September 30, 2016
Cash and cash equivalents	$44.3	$50.2
Working capital	$138.9	$135.1

We invest cash balances in excess of operating requirements in overnight U.S. Government securities and money market accounts. In addition to the above cash and cash equivalents, we have restricted cash of $1.3 million as of December 30, 2016, consisting primarily of bank guarantees from customer advance payments to our international subsidiaries and cash collateral for certain performance bonds. The bank guarantees will become unrestricted cash when performance under the sales contract is complete. The cash collateral for the performance bonds will become unrestricted cash when the performance bonds expire.

We are highly leveraged. As of December 30, 2016, excluding approximately $4.1 million of outstanding letters of credit, our total indebtedness was $535.3 million (before netting out the total unamortized debt discount of $2.1 million and debt issuance costs of $7.3 million). We also had an additional $25.9 million available for borrowing under our revolving credit facility as of December 30, 2016. Our liquidity requirements are significant, primarily due to debt service requirements. For the three months ended December 30, 2016, our interest expense exclusive of debt issuance costs and discount amortization was $8.6 million, and our cash interest paid was $3.9 million.

As of December 30, 2016, we were in compliance with the covenants under the agreements governing our existing senior secured credit facilities and the indentures governing our senior notes.

Historical Operating, Investing and Financing Activities

In summary, our cash flows were as follows (in millions):

	Three Months Ended
	December 30, 2016	January 1, 2016
Net cash provided by operating activities	$8.9	$4.1
Net cash used in investing activities	(2.2)	(2.3)
Net cash used in financing activities	(12.5)	(5.1)
Net decrease in cash and cash equivalents	$(5.8)	$(3.3)

Operating Activities

During the periods presented above, we funded our operating activities through cash generated internally. Cash provided by operating activities is net income adjusted for certain non-cash items and changes to working capital items.

Net cash provided by operating activities of $8.9 million in the three months ended December 30, 2016 was attributable to net income of $0.2 million, depreciation, amortization and other non-cash charges of $7.4 million, and net cash provided by working capital of $1.3 million. The primary working capital sources of cash in the three months ended December 30, 2016 were improved collections of accounts receivable; a decrease in inventories due to the completion of certain projects; and an increase in accrued expenses, which reflects the bridge loan facility commitment fee and a higher interest accrual. The aforementioned working capital sources of cash were partially offset by a decrease in accounts payable due to the timing of payments to vendors and suppliers and a decrease in income tax payable due to the timing of estimated tax payments and taxable income.

Net cash provided by operating activities of $4.1 million in the three months ended January 1, 2016 was attributable to depreciation, amortization and other non-cash charges of $8.7 million, which largely offset net loss of $1.2 million and net cash used in working capital of $3.4 million. The primary uses of cash for working capital during the three months ended January 1, 2016 were a decrease in accounts payable, a decrease in accrued expenses and an increase in inventories. The decrease in accounts payable and accrued expenses was primarily due to the timing of payments to vendors and suppliers, partially offset by accrued interest on our senior notes. The decrease in accrued expenses also reflects the operating portion of the settlement of a contingent consideration earnout arrangement associated with the October 2013 acquisition of Radant Technologies, Inc. (“Radant”) and payments made for accrued acquisition expenses related to September 2015 acquisition of ASC Signal, employee incentives and advisory fees. Inventories increased in anticipation of fulfilling certain customer orders. The aforementioned uses of cash were partially offset by a decrease in accounts receivable due to the timing of sales and cash collections and an increase in advance payments from customers due to timing of billing and receipt of contract advances.

Investing Activities

Investing activities for the three months ended December 30, 2016 comprised capital expenditures of $2.2 million. Investing activities for the three months ended January 1, 2016 comprised capital expenditures of $1.9 million and an additional payment of $0.4 million made for the purchase of the outstanding stock of ASC Signal. The additional consideration resulted from post-closing adjustment related to ASC Signal’s working capital.

Financing Activities

Financing activities for the three months ended December 30, 2016 comprised the excess cash flow mandatory prepayment of $9.9 million on CPII’s first lien term loan facility and payment of the first half of the bridge loan facility commitment fee and other related costs of approximately $2.5 million. Financing activities for the three months ended January 1, 2016 comprised the financing portion of the settlement of the contingent consideration associated with the October 2013 Radant acquisition for $4.3 million and repayment of borrowings under CPII’s first lien term loan facility of $0.8 million.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 30, 2016 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Fiscal Year
	Total	2017 (remaining nine months)	2018	2019	2020	2021	Thereafter
Operating leases	$9,473	$2,339	$2,312	$1,488	$688	$222	$2,424
Purchase commitments	40,145	34,890	4,867	388	—	—	—
Debt obligations	535,309	—	535,309	—	—	—	—
Interest on debt obligations	41,304	30,169	11,135	—	—	—	—
Bridge loan facility commitment fee	2,450	2,450	—	—	—	—	—
Total cash obligations	$628,681	$69,848	$553,623	$1,876	$688	$222	$2,424
Standby letters of credit	$4,073	$4,073

The above table assumes that the respective debt instruments will be outstanding until their scheduled maturity dates and that interest rates in effect on December 30, 2016 remain constant for future periods. The above table also excludes (i) any optional prepayments on our term loan facilities, and (ii) the effect of anticipated refinancing of our senior notes by November 17, 2017 as described above, which would, subject to the satisfaction of certain other conditions, extend the maturity date for the term loan facilities from November 2017 to April 2021. Also excluded from the table above are future cash flows associated with our uncertain tax positions totaling $2.9 million and our ASC Signal division's environmental loss contingency estimated to range from $0.9 million to $2.4 million as of December 30, 2016 (see Note 7, Contingencies, to the accompanying unaudited condensed consolidated financial statements for more information on the environmental loss contingency).

The expected timing of payment amounts of the obligations in the above table is estimated based on current information; the actual timing and amount of payments may be different.

Capital Expenditures

Our continuing operations typically do not have large recurring capital expenditure requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. Total cash capital expenditures for the three months ended December 30, 2016 were $2.2 million. For fiscal year 2017, ongoing capital expenditures are expected to range between $9.0 million to $10.0 million and to be funded by cash flows from operating activities.

Recent Accounting Pronouncements

See Note 2, Recently Issued Accounting Standards, to the accompanying unaudited condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Critical Accounting Policies and Estimates

Our Critical Accounting Policies and Estimates have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended September 30, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not use market risk sensitive instruments for trading or speculative purposes.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. As of December 30, 2016, we had (i) fixed-rate senior notes of $212.8 million (net of $1.2 million unamortized original issue discount and $1.1 million debt issuance costs) due in 2018, bearing interest at 8.75% per year, (ii) a variable–rate first lien term loan of $287.0 million (net of $0.5 million unamortized original issue discount and $4.8 million debt issuance costs), and (iii) a variable-rate second lien term loan of $26.6 million (net of $0.5 million unamortized original issue discount and $1.0 million debt issuance costs).

Both the variable-rate first lien term loan and the variable-rate second lien term loan are subject to changes in the LIBOR rate. As of December 30, 2016, the variable interest rates on the first lien term loan and the second lien term loan were 4.25% and 8.00%, respectively.
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

Foreign currency exchange risk

Although the majority of our revenue and expense activities are transacted in U.S. dollars, we do transact business in foreign countries. Our primary foreign currency cash flows are in Canada and several European countries. In an effort to reduce our foreign currency exposure to Canadian dollar denominated expenses, we enter into Canadian dollar forward contracts to hedge the Canadian dollar denominated costs for our manufacturing operations in Canada. Our Canadian dollar forward contracts are designated as a cash flow hedge and are considered highly effective. At December 30, 2016, the fair value of foreign currency forward contracts comprised a short-term asset of $0.5 million (prepaid and other current assets) and a short-term liability of $0.6 million (accrued expenses). Unrealized gains and losses from foreign exchange forward contracts are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. At December 30, 2016, the unrealized loss, net of tax of $30,000, was $0.1 million. We anticipate recognizing the entire unrealized gain or loss in operating earnings within the next four fiscal quarters. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are immediately recognized in general and administrative expenses in the condensed consolidated statements of comprehensive loss. The time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, then we promptly recognize the gain or loss on the associated financial instrument in general and administrative expenses in the condensed consolidated statements of comprehensive loss. No ineffective amounts were recognized due to anticipated transactions failing to occur for the three months ended December 30, 2016.

As of December 30, 2016, we had entered into Canadian dollar forward contracts for approximately $45.4 million (Canadian dollars), or approximately 75% of estimated Canadian dollar denominated expenses for January 2017 through September 2017, at an average rate of approximately 0.75 U.S. dollars to one Canadian dollar. We estimate the impact of a one cent change in the U.S. dollar to Canadian dollar exchange rate (without giving effect to our Canadian dollar forward contracts) to be approximately $0.5 million annually to our net income.

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

Part II:  OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our 2016 Form 10-K.

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

CPI INTERNATIONAL HOLDING CORP.

Dated:	February 7, 2017	/s/ JOEL A. LITTMAN
Joel A. Littman
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Chief Financial Officer)